Form 10-Q
period 2011-03-31
ZOGENIX, INC.
filed 2011-05-16
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 13, 2011 was 34,021,483.

ZOGENIX, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,260	$49,172
Trade accounts receivable	3,719	4,474
Inventory, net	18,252	18,293
Prepaid expenses and other current assets	2,141	2,251

Total current assets	50,372	74,190
Property and equipment, net	15,162	15,434
Other assets	4,645	4,644

Total assets	$70,179	$94,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,918	$5,580
Accrued expenses	8,086	9,439
Accrued compensation	2,514	3,604
Revolving credit facility	3,835	3,449
Long-term debt, current portion	5,307	3,519
Deferred revenue, current portion	8,157	9,973

Total current liabilities	32,817	35,564
Long-term debt, less current portion	18,061	19,934
Deferred rent	345	360
Deferred revenue, less current portion	7,814	9,376
Other long-term liabilities	420	300
Commitments and contingencies
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	227,773	226,802
Accumulated deficit	(217,085)	(198,102)

Total stockholders’ equity	10,722	28,734

Total liabilities and stockholders’ equity	$70,179	$94,268

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Net product revenue	$7,477	$1,902
Contract revenue	1,563	542

Total revenue	9,040	2,444

Operating expenses:
Cost of sales	4,875	2,092
Royalty expense	297	71
Research and development	8,524	3,707
Selling, general and administrative	12,901	13,079

Total operating expenses	26,597	18,949

Loss from operations	(17,557)	(16,505)
Other income (expense):
Interest income	16	1
Interest expense	(1,254)	(582)
Change in fair value of warrant liability	—	(4,420)
Other income (expense)	(181)	40

Total other income (expense)	(1,419)	(4,961)

Net loss before income taxes	(18,976)	(21,466)
Provision for income taxes	(7)	—

Net loss	$(18,983)	$(21,466)

Net loss per share, basic and diluted	$(0.56)	$(16.69)

Weighted average shares outstanding, basic and diluted	33,973	1,286

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(18,983)	$(21,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	951	498
Depreciation and amortization	391	342
Amortization of debt issuance costs and non-cash interest	342	209
Change in fair value of preferred stock warrant liability	—	4,420
Changes in operating assets and liabilities:
Trade accounts receivable	755	(5,372)
Inventory, net	41	(2,001)
Prepaid expenses and other current assets	110	114
Other assets	41	(4,543)
Accounts payable and accrued expenses	(3,097)	633
Deferred rent	(15)	168
Deferred revenue	(3,378)	3,636

Net cash used in operating activities	(22,842)	(23,362)
Investing activities:
Purchases of property and equipment	(119)	(881)

Net cash used in investing activities	(119)	(881)
Financing activities:
Proceeds from revolving credit facility	2,414	—
Payments on borrowings of debt	(2,379)	(1,696)
Proceeds from exercise of common stock options	14	—

Net cash provided by (used in) financing activities	49	(1,696)

Net decrease in cash and cash equivalents	(22,912)	(25,939)
Cash and cash equivalents at beginning of period	49,172	44,911

Cash and cash equivalents at end of period	$26,260	$18,972

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Zogenix, Inc. (the Company) is a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. The Company’s first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, offers fast-acting, easy-to-use, needle-free subcutaneous delivery of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro was approved by the U.S. Food and Drug Administration (FDA) on July 15, 2009 and was launched in the United States in January 2010.

The Company was incorporated in the state of Delaware on May 11, 2006 as SJ2 Therapeutics, Inc. and commenced operations on August 25, 2006. On August 28, 2006, the Company changed its name to Zogenix, Inc.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through equity financings, debt financings, revenues from the sale of its product Sumavel DosePro and proceeds from business collaborations. As the Company continues to incur losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional cash. Based on the Company’s operating plan, existing working capital is not sufficient to meet the requirements to fund planned operating expenses through December 31, 2011 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

2.	Summary of Significant Accounting Policies

Financial Statement Preparation and Use of Estimates

The unaudited consolidated financial statements have been prepared by Zogenix, Inc. according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 4, 2011.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of Zogenix, Inc. and its wholly owned subsidiary Zogenix Europe Limited, which was incorporated under the laws of England and Wales in June 2010. All intercompany transactions and investments have been eliminated in consolidation. Zogenix Europe Limited’s functional currency is the U.S. dollar, the reporting currency of its parent.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less.

Restricted Cash

In December 2009, the Company issued a letter of credit for $200,000 in connection with an operating lease. The letter of credit is collateralized by a certificate of deposit in the same amount. Restricted cash of $200,000 at March 31, 2011 and December 31, 2010 is included in other assets on the consolidated balance sheet.

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at March 31, 2011 and December 31, 2010. The need for bad debt allowance is evaluated each reporting period.

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

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2011
Assets
Money market fund shares(1)	$20,831	$—	$—	$20,831
At December 31, 2010
Assets
Money market fund shares(1)	$42,615	$—	$—	$42,615

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheet.

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

The Company sells its products primarily to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 93.1% of the trade accounts receivable balance as of March 31, 2011 represents amounts due from three wholesale distributors. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at March 31, 2011.

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

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (FIFO) method. The Company capitalizes inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand including estimates of inventory on hand at distributors and on firm purchase commitments compared to forecasts of future sales.

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

As a result of this policy, the Company recognized $7,477,000 and $1,902,000 in Sumavel DosePro product revenue from U.S. customers for the three months ended March 31, 2011 and 2010, respectively, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had a deferred revenue balance of $1,906,000 and $3,722,000 at March 31, 2011, and December 31, 2010, respectively, for Sumavel DosePro product shipments, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs.

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

Sumavel DosePro is also sold to third parties that license the rights to market and sell the product in territories outside of the United States. Under these arrangements, Sumavel DosePro is sold at a specified transfer price with the right of return available for damaged goods upon receipt or in the event of a recall. All risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product remain with the licensee. The Company also receives royalties on net sales of Sumavel DosePro at a predetermined rate as a pass through of royalties payable to Aradigm. As such, the Company recognizes revenues for product sales under license arrangements upon acceptance of the product (generally at point of shipment). The Company did not recognize any product revenues for the three months ended March 31, 2011 and 2010, respectively, in sales under license arrangements.

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

Prompt Pay Discounts. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Rebates. The Company participates in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, the Company pays a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The Company estimates and accrues for these rebates based on current contract prices, historical and estimated future percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Contract Revenue

The Company recognizes revenues related to license fees and milestone payments received under its Co-Promotion Agreement with Astellas entered into in July 2009 (Co-Promotion Agreement). Revenue arrangements with multiple deliverables are divided into separate units of accounting if criteria are met, including whether the deliverable has stand-alone value to the customer and the customer has a general right of return relative to the delivered item and delivery or performance of the undelivered item is probable and substantially within the vendor’s control. Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. The selling price for each deliverable is determined using (i) vendor-specific objective evidence of selling price (VSOE), if it exists, (ii) third-party evidence of selling price (TPE) if VSOE does not exist, and (iii) the Company’s best estimate of the selling price if neither VSOE nor TPE exists. For transactions entered into prior to January 1, 2011, revenue is recognized for each deliverable based upon the applicable revenue recognition criteria discussed above and upon acceptance of goods or performance of service. Effective January 1, 2011, for new or significantly modified transactions, the Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.

Collaborative Arrangements

Effective January 1, 2009, the Company implemented authoritative guidance related to accounting for collaborative arrangements. The guidance requires that certain transactions between collaborators be recorded in the consolidated statement of operations on either a gross or net basis within revenues or operating expenses, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluates its collaborative agreements for proper classification of shared expenses, license fees, milestone payments and any reimbursed costs within the consolidated statement of operations based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the statement of operations classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. For collaborations relating to commercialized products, if the Company acts as the principal in the sale of goods or services, the Company records revenue and the corresponding operating costs in its respective line items within the consolidated statement of operations based on the nature of the shared expenses. Per authoritative accounting guidance, the principal is the party who is responsible for delivering the product to the customer, has latitude with establishing price and has the risks and rewards of providing product to the customer, including inventory and credit risk. Effective January 1, 2011, for collaborations relating to research or development arrangements the Company will recognizes revenue for a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.

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

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $1,116,000 and $1,539,000 in advertising costs for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the Company capitalized advertising costs of $54,000, and $93,000, respectively, in prepaid and other current assets.

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

Foreign Currency Transactions

Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company recorded gains and losses from foreign currency transactions in other income (expense) of ($184,000) and $40,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. As of March 31, 2011, there were no outstanding equity awards with market or performance conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator
Net loss	$(18,983)	$(21,466)
Denominator
Weighted average common shares outstanding	34,020	1,444
Weighted average shares subject to repurchase	(47)	(158)

Weighted average shares outstanding, basic and diluted	33,973	1,286

Basic and diluted net loss per share	$(0.56)	$(16.69)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Three Months Ended March 31,
	2011	2010
Common stock warrants	257	1,389
Common stock subject to repurchase	8	87
Common stock options and restricted stock units	2,659	808

	2,924	2,284

Segment Reporting

Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company will now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on the Company’s results of operations for the three months ended March 31, 2011.

In March 2010, the FASB Emerging Issues Task Force (EITF) ratified a new accounting standard which amends guidance on the milestone method of revenue recognition. The EITF concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company, The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. This standard allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied prospectively for milestones achieved after the adoption date or retrospectively for all periods presented. The Company adopted this guidance on January 1, 2011 on a prospective basis. Adoption of this guidance did not have a material impact on the Company’s results of operations.

3.	Consolidated Balance Sheet Details

Inventory, net (in thousands)

	March 31, 2011	December 31, 2010
Raw materials	$5,842	$5,727
Work in process	7,044	6,454
Finished goods	4,792	4,861
Deferred costs	574	1,251

	$18,252	$18,293

Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

Accrued Expenses (in thousands)

	March 31, 2011	December 31, 2010
Accrued clinical expense	$3,854	$3,629
Accrued service fee	1,500	1,190
Value added tax payable	—	989
Accrued discounts and allowances	727	813
Accrued interest expense	254	265
Contract manufacturing fees	31	79
Other accrued expenses	1,720	2,474

	$8,086	$9,439

4.	Debt

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

The $25,000,000 term loan bears an interest rate of 12.06% per annum. The monthly repayment schedule includes interest only payments for the first 12 months followed by principal and interest payments for the subsequent 30 months. The term loan requires a final payment of $1,200,000, in addition to principal repayments, at the loan maturity date, which is January 1, 2014. The Company has the option to prepay the outstanding balance of the term loan in full, subject to the $1,200,000 final payment and a prepayment fee of either 2% or 3% of the principal amount prepaid depending upon when the prepayment occurs. The outstanding principal balance of the term loan as of March 31, 2011and December 31, 2010 is $25,000,000.

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

As of March 31, 2011 and December 31, 2010, the Company had $3,953,000 and $3,585,000, respectively of outstanding principal under the revolving credit facility, and $6,007,000 and $6,415,000, respectively, was available for future borrowings to the extent of available borrowing base. As of March 31, 2011 and December 31, 2010, $3,835,000 and $3,449,000, respectively, is reflected on the consolidated balance sheet net of debt discounts related to the fees incurred to execute the Amended Oxford Agreement.

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

The Company has the option to prepay the outstanding balance of the promissory notes in full, subject to a prepayment fee as defined in the GE Agreement. The outstanding principal balance of the GE Agreement as of March 31, 2011 and December 31, 2010 was $333,000 and $675,000, respectively.

7.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2011 are as follows:

Three Months Ended March 31, 2011
Risk free interest rate	2.2 % to 2.5%
Expected term	5.3 to 6.1 years
Expected volatility	72.3 % to 89.6%
Expected dividend yield	0.0%
Fair value of underlying stock	$4.24 to $4.24

There were no stock-based awards granted during the three months ended March 31, 2010. The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$39	$27
Research and development	145	59
Selling, general and administrative	767	412

Total	$951	$498

As of March 31, 2011, there was approximately $10,432,000 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 3.33 years.

In accordance with accounting guidance for stock-based compensation, the Company re-measured the fair value of stock option grants to non-employees at each reporting date and recognized the related income or expense during their vesting period. Expense recognized for stock options to consultants was immaterial for the three months ended March 31, 2011 and 2010.

Information with respect to the number and weighted average exercise price of stock options and restricted stock units is summarized as follows (number of shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,479	$3.35
Granted	1,209	4.24
Exercised	(4)	3.22
Canceled/Forfeited	(25)	3.41

Outstanding at March 31, 2011	2,659	$3.76

8.	Subsequent Events

The Company evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties, including statements regarding the future sales potential for Sumavel DosePro, the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, projected cash needs and our expected future revenues, operations and expenditures. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A — Risk Factors.”

Given these risks, uncertainties and other factors, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this Quarterly Report on Form 10-Qcompletely and with the understanding that our actual future results may be materially different from what we expect. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Sumavel®, DosePro™, Intraject® and Zogenix™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have experienced net losses and negative cash flow from operating activities since inception, and as of March 31, 2011, had an accumulated deficit of $217.1 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the development expenses in connection with clinical trials and pre-clinical studies for ZX002 and the cost of the sales and marketing expenses associated with Sumavel DosePro. As of March 31, 2011, we had cash and cash equivalents of $26.3 million. Although it is difficult to predict future liquidity requirements, based on our current operating plan we believe that our cash and cash equivalents as of March 31, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the third quarter of 2011. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not be able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

At the inception of the co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and agreed to make an additional $18.0 million of payments to us upon the achievement of a series of milestones. As of March 31, 2011, we had received a total of $20.0 million from Astellas. These proceeds are reflected as deferred revenues on our consolidated balance sheets at March 31, 2011 and December 31, 2010. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over the remaining term of the agreement, which remains in effect through June 30, 2013, subject to extension by one year at Astellas’ option, contingent upon payment of a predetermined option fee.

In consideration for Astellas’ performance of its commercial efforts, we are required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment. In addition, upon completion of the co-promotion term, Astellas will be eligible to receive two additional annual tail payments calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. Astellas pays us the lesser of our direct out-of-pocket costs or a fixed fee for all sample units they order for distribution to their sales force. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses. For the three months ended March 31, 2011 and 2010, we incurred $1.5 million and $0.3 million, respectively, in service fee expenses.

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

Revenues

During the year ended December 31, 2010, we began recognizing product revenues from sales of Sumavel DosePro made by us and Astellas under our co-promotion agreement and through sales by us to Desitin Arzneimittel GmbH, or Desitin, under our licensing and distribution agreement. During this same period, we began recognizing contract revenues from license and milestone payments received under the Astellas co-promotion agreement. For the three months ended March 31, 2011 and 2010 we recognized $7.5 million and $1.9 million, respectively, in net product revenues. For the three months ended March 31, 2011 and 2010 we recognized $1.6 million and $0.5 million, respectively, in contract revenues associated with license and milestone payments made to us by Astellas under the co-promotion agreement.

We sell Sumavel DosePro product in a package of six pre-filled, single-dose units to wholesale pharmaceutical distributors, and on a limited basis to retail pharmacies, or, collectively, our customers, at a wholesale acquisition cost, or gross sales price, of $522 per package as of March 31, 2011. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of Sumavel DosePro to our customers until the right of return no longer exists, which occurs at the earlier of the time Sumavel DosePro units are dispensed through patient prescriptions or expiration of the right of return. We do not have significant history estimating the number of patient prescriptions dispensed. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to net product revenue may be necessary in future periods.

As a result of this policy, we had a deferred revenue balance of $1.9 million at March 31, 2011 for Sumavel DosePro product shipments, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

In November 2010, Desitin received regulatory approval to market Sumavel DosePro in Denmark and subsequently received approvals in Germany, Sweden, Norway and the United Kingdom. As a result, we started to sell Sumavel DosePro to Desitin under our licensing and distribution agreement in December 2010. We sell our product to Desitin at a specified transfer price with the right of return available for damaged goods upon receipt by Desitin or in the event of a recall. Desitin maintains all risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product. We will also receive a low single-digit royalty from Desitin on net sales of Sumavel DosePro in Europe and other licensed territories, as a pass through of royalties payable to Aradigm. As such, we recognize revenues for product sales to Desitin upon acceptance of product by Desitin (generally at point of shipment). For the three months ended March 31, 2011 and 2010 we did not recognize any revenue for sales to Desitin. We have not recognized royalty revenues related to the Desitin agreement.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units dispensed through patient prescriptions, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. For the three months ended March 31, 2011 and 2010, our cost of sales was $4.9 million and $2.1 million, respectively. The cost of sales associated with the deferred product revenues are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. Deferred cost of sales totaled $0.6 million and $1.1 million at March 31, 2011 and December 31, 2010.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm Corporation upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. During the three months ended March 31, 2011 and 2010, we incurred $0.3 million and $0.1 million, respectively, in royalty expense to Aradigm.

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

In March 2010, we initiated our Phase 3 clinical development program for ZX002. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. In 2010, we began tracking third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the three months ended March 31, 2011, we incurred $6.5 million and $0.1 million in third party research and development costs related to ZX002 and Sumavel DosePro, respectively.

We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis. However, we estimate that the majority of our research and development expenses incurred to date are attributable to our ZX002 program.

We expect our research and development costs for 2011 will be relatively consistent to the amounts incurred in 2010 as we progress through the Phase 3 clinical program of ZX002. We expect third party research and development costs for ZX002 remaining through NDA filing to range from $22 million to $25 million. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our Phase 3 clinical trials may take longer than currently estimated. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

If our Phase 3 clinical trials are successful, we expect to submit an NDA for ZX002 with the FDA by early 2012. However, the successful development and commercialization of ZX002 is highly uncertain. We also expect to incur customary regulatory costs associated with the NDA, if and when submitted, which will be significant. If ZX002 is approved, we also expect to incur significant expenses related to manufacturing and marketing activities. However, at this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of ZX002 after submission of our NDA filing, if or when ZX002 will receive regulatory approval and, if approved, if and when material net cash inflows may commence from ZX002 or the amount of any such inflows. This is due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

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

We also expect to incur costs associated with pre-clinical studies and formulation work for our early-stage product candidates. However, at this time, due to the inherently unpredictable nature of pre-clinical development and given the early stage of such product candidates, we are unable to estimate with any certainty the costs we will incur for such pre-clinical work.

Selling, General and Administrative Expenses

Our selling expenses, which include sales and marketing costs, consisted primarily of salaries, benefits, consulting fees, costs of obtaining prescription and market data and market research studies related to Sumavel DosePro and ZX002, including shared marketing and advertising costs under our co-promotion agreement with Astellas, service fees to Astellas and sample costs.

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

Interest Expense

Interest expense consists of interest incurred in connection with the $4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital, and our $25.0 million loan and security agreement with Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB, non-cash interest expense associated with amortization of debt discount and debt issuance costs.

In July and October 2010, we amended and restated the loan and security agreement with Oxford and CIT, and Oxford and Silicon Valley Bank, or SVB, are now party to that amended and restated agreement, or the amended Oxford loan agreement. The amended Oxford loan agreement consists of a $25.0 million term loan and a $10.0 million revolving credit facility. New warrants were issued to Oxford and SVB in connection with the amended Oxford loan agreement. In connection with the execution of the amended Oxford loan agreement, we repaid the outstanding balance of the Oxford and CIT loan and security agreement totaling $12.8 million at June 30, 2010, which amount was repaid with borrowings under the amended Oxford loan agreement. Consequently, the net proceeds we received upon the execution of the amended Oxford loan agreement totaled $12.2 million. As of March 31, 2011, we had borrowed $4.0 million under the revolving credit facility. Concurrently with the amended Oxford loan agreement, we issued $15.0 million in new convertible promissory notes, or the 2010 Notes, to current investors. The 2010 Notes were subsequently converted into 3,873,756 shares of common stock in connection with our initial public offering in November 2010. As a result of additional borrowings under the amended Oxford loan agreement, interest expense related to debt service will increase over 2010 levels.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2010 represents non-cash (expense) income associated with changes in the fair value of the warrants to purchase preferred stock.

In connection with our initial public offering in November 2010, the liability reflected on our consolidated balance sheet for convertible preferred stock warrants was reclassified to stockholders’ equity (deficit) and we will no longer recognize the change in fair value of these warrants in the consolidated statement of operations.

Other Income (Expense)

Other income (expense) consists of foreign currency transaction gains and losses. All of our revenues are currently generated in U.S. dollars while a majority of our manufacturing expenses are payable in foreign currencies, primarily U.K. pounds sterling and the Euro.

Provision for Income Taxes

We incurred $7,000 and $0 in income tax expense for the three months ended March 31, 2011 and 2010, respectively, related to taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.

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

For the year ending December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will not be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2011.

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies during the three months ended March 31, 2011, as compared to the critical accounting policies described in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenue. Revenue for the three months ended March 31, 2011 was $9.0 million and $2.4 million for the three months ended March 31, 2010. Product revenue for the three months ended March 31, 2011 and 2010 consists of $7.4 million and $1.9 million, respectively, of Sumavel DosePro dispensed to patients, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. The $5.5 million increase in product revenue is primarily due to an increase in prescription volume from the initial launch of Sumavel DosePro in late January 2010. Contract revenue for the three months ended March 31, 2011 and 2010 consists of $1.6 million and $0.5 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in the first quarter of 2010 reflects a pro-rata amount of amortization of license fees and milestones that did not have recourse provisions as compared to the contract revenues in the first quarter of 2011 which reflects the full amortization of all license fees and milestone payments.

Cost of Sales. Cost of sales for the three months ended March 31, 2011 was $4.9 million and $2.1 million for the three months ended March 31, 2010. Cost of sales, for the three months ended March 31, 2011 represents the cost of Sumavel DosePro units dispensed to patients and the impact of underutilized production capacity and other manufacturing variances. We developed production capacity to support higher levels of Sumavel DosePro production than initial sample and prescription demand was required to ensure adequate safety stock levels and to maintain the ability to support increased demand, as necessary. Until our prescription and sample demands are at a level where we can fully utilize the capacity committed to our contract manufacturing facilities, we will continue to experience underutilization of our production capacity. In addition, as we adjust production levels in certain periods to manage our inventory levels, we may incur additional charges for excess capacity which will negatively impact our gross margins. Cost of sales for the three months ended March 31, 2010 represents the cost of Sumavel DosePro units dispensed to patients and the impact of certain manufacturing variances we experienced during our initial launch.

Royalty Expense. Royalty expense increased to $0.3 million for the three months ended March 31, 2011 from $0.1 million for the three months ended March 31, 2010. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period. The $0.2 million increase in royalty expense is primarily due to the increase in sales.

Research and Development Expenses. Research and development expenses increased to $8.5 million for the three months ended March 31, 2011 compared to $3.7 million for the three months ended March 31, 2010. This increase of $4.8 million primarily was due to:

•	an increase of $5.6 million in research and development costs as a result of the ongoing Phase 3 clinical trials for ZX002, which were initiated in March 2010; offset by

•

a decrease of $0.8 million in research and development costs incurred toward the Phase 4 studies conducted for Sumavel DosePro as it neared completion in the first quarter of 2010 and other costs incurred toward certain pre-clinical and formulation work for our early-stage product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.9 million for the three months ended March 31, 2011 compared to $13.1 million for the three months ended March 31, 2010. Selling expenses were $9.9 million for the three months ended March 31, 2011 compared to $11.0 million for the three months ended March 31, 2010. General and administrative expenses were $3.0 million for the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. The decrease of $0.2 million in selling, general and administrative expenses primarily was due to:

•

a decrease of $1.1 million in sales and marketing expense primarily as a result a decrease in advertising and promotion activities relative to the levels of activity during th intial launch in the first quarter of 2010 of Sumavel DosePro, partially offset by higher services fees to our co-promotion partner from higher net product revenues over the prior quarter; offset by

•

an increase of $0.9 million of general and administrative expenses as a result of the costs we incurred for operating as a public company. These costs include salaries and related expenses, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums and fees for investor relations services.

Interest Income. Interest income increased to $16,000 for the three months ended March 31, 2011 compared to $1,000 for the three months ended March 31, 2010. This increase of $15,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $1.3 million for the three months ended March 31, 2011 compared to $0.6 million for the three months ended March 31, 2010. This increase of $0.7 million was primarily due to:

•	an increase of $0.5 million in interest expense due to higher debt balances in connection with the amended Oxford loan agreement; and

•	an increase of $0.2 million in the amortization of debt issuance and debt discount costs in connection with the $25.0 million amended Oxford loan agreement.

Change in Fair Value of Warrant Liability. During the three months ended March 31, 2011 there was no warrant liability outstanding due to the termination or conversion of the preferred stock warrants to warrants of common stock in connection with the initial public offering in November 2010. The change in fair value of warrant liability during the three months ended March 31, 2010 of $4.4 million is due to the increase in fair value of convertible preferred stock during the period.

Other Income (Expense). Other income (expense) decreased to $0.2 million of expense for the three months ended March 31, 2011 compared to $40,000 of income for the three months ended March 31, 2010. This decrease was due to foreign currency transaction gains which primarily related to the settlement of our liabilities payable in Euro and U.K. pounds sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2011, had an accumulated deficit of $217.1 million, and expect to continue to incur net losses and negative cash flow from operations for at least the next several years primarily as a result of, among other things, the development expenses in connection with our clinical trials and pre-clinical studies for ZX002 and the cost of the sales and marketing expenses associated with Sumavel DosePro.

As of March 31, 2011, we had cash and cash equivalents of $26.3 million. Although it is difficult to predict future liquidity requirements, based on our current operating plan we believe that our cash and cash equivalents as of March 31, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the third quarter of 2011. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not be able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through March 31, 2011, we received aggregate net cash proceeds of approximately $215.1 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

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

The amended Oxford loan agreement includes financial covenants requiring that we achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with Silicon Valley Bank plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The agreement also includes a covenant that the audit report accompanying our year-end consolidated financial statements for fiscal year 2010 and thereafter not include a “going concern” qualification. In March 2011, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. In addition, the amended Oxford loan agreement prohibits us from (1) incurring any debt other than, among other things, debt under the amended Oxford loan agreement or under the GE Capital agreement, subordinated debt and purchase money debt and refinancing of that permitted debt, (2) entering into sale and leaseback transactions (3) a change in our management such that our Chief Executive Officer, Chief Financial Officer or President resigns, is terminated or is no longer actively involved in our management in his or her current position and is not replaced with a person acceptable to our board of directors within 120 days and (4) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000, and also prohibits the occurrence of a change in control of our company. Under the amended Oxford loan agreement, a “change in control” will be deemed to occur if, among other things, our stockholders as of the effective date of the amended Oxford loan agreement cease to hold (a) at least 60% of our capital stock or (b) capital stock having a majority of the ordinary voting power in the election of our directors. The agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement, (3) we default in the payment of any amount payable under the agreement when due, or (4) we breach any covenant in the agreement (subject to a grace period in some cases). The $25.0 million term loan bears an interest rate of 12.06% per annum. Payments consist of monthly interest only payments for the first 12 months followed by principal and interest payments for the subsequent 30 months. The term loan requires a final payment of $1.2 million, in addition to the repayment of unpaid principal, at the loan maturity date, which is January 1, 2014. We have the option to prepay the outstanding balance of the term loan in full subject to a prepayment fee of either 2% or 3% of the principal amount being prepaid depending upon when the prepayment occurs as well as the $1.2 million final payment. Under the terms of the revolving credit facility, we may borrow up to $10.0 million, but not more than a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrue interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, we pay a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. If the revolving credit facility is terminated, a final payment is required in the amount of $0.1 million, $0.2 million or $0.3 million depending upon when the termination occurs. The amended Oxford loan agreement matures on the earliest of January 1, 2014, the occurrence of an event of default resulting in our obligations becoming due and payable in accordance with the amended Oxford loan agreement or the date of any prepayment of all outstanding obligations under the amended Oxford loan agreement, at which time a final payment of $0.1 million, plus all unpaid principal, must be paid in full. In connection with the execution of the amended Oxford loan agreement, we repaid the outstanding balance of the Oxford and CIT loan and security agreement totaling $12.8 million at June 30, 2010, which amount was repaid with borrowings under the amended loan and security agreement. Consequently, the net proceeds we received upon the execution of the amended Oxford loan agreement totaled $12.2 million. As of March 31, 2011, we had borrowed $4.0 million under the revolving credit facility.

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

Cash and Cash Equivalents. Cash and cash equivalents totaled $26.3 million and $49.2 million at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes our cash flows from (used in) operating, investing and financing activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(22,842)	$(23,362)
Investing activities	(119)	(881)
Financing activities	49	(1,696)

Decrease in cash and cash equivalents	$(22,912)	$(25,939)

Operating Activities. Net cash used in operating activities was $22.8 million and $23.4 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used for the three months ended March 31, 2011 and 2010 primarily reflects the use of $17.2 million and $16.0 million, respectively for operations (excluding non-cash items), investments of $41,000 and $2.0 million, respectively, in commercial inventory of Sumavel DosePro, and $5.6 million and $5.4 million, respectively, for other working capital uses.

Investing Activities. Net cash used in investing activities was $0.1 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.4 million to $1.4 million in last nine months of 2011. These planned capital expenditures primarily relate to further investments in our manufacturing operations toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash provided by (used in) financing activities was $49,000 and ($1.7) million for three months ended March 31, 2011 and 2010, respectively. Net cash provided by financing activities for the three months ended March 31, 2011 relates to net proceeds from our revolving credit facility. Net cash used in financing activities for the three months ended March 31, 2010 relates to payments on borrowings of debt.

Our sources of liquidity include our cash balances, cash receipts from the sale of Sumavel DosePro and our debt facilities. As of March 31, 2011, we had $26.3 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) entering into a commercialization agreement for ZX002 or a licensing arrangement on our DosePro technology, (ii) equity, debt or other financing or (iii) leveraging our sales force capacity to promote a new product.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through March 31, 2011, we received aggregate net cash proceeds of approximately $263.9 million from the sale of shares of our preferred and common stock, the issuance of a notes and payments from collaborators. Although we will continue to be opportunistic in our efforts to obtain cash, there is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable. In addition, as a result of our outstanding loan with Oxford and SVB, our ability to engage in debt financing transactions is subject to certain limitations and certain debt financing transactions, if consummated, may accelerate our repayment obligations to Oxford and SVB.

Successful transition to profitability is dependent upon achieving a level of product revenues adequate to support our cost structure. We will continue to monitor and evaluate our sales progress, the level of our research, development, manufacturing, sales and marketing and general and administrative expenditures and may adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash, the results and progress of our Sumavel DosePro commercialization efforts, results and progress in our clinical program, the time and costs related to clinical trials and regulatory decisions, as well as the U.S. economic environment.

As described above, under our amended Oxford loan agreement, we are subject to financial covenants that require us to achieve certain revenue targets in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with Silicon Valley Bank plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00 and we are also subject to other covenants and obligations under that agreement. Likewise, each of the amended Oxford loan agreement and our GE Capital loan agreement permits the lenders to demand the immediate repayment of all borrowings and other amounts outstanding thereunder if, among other customary events of default, the lender determines, in its sole discretion that a material adverse change with respect to us has occurred. If we fail to pay amounts owing under either of these loan agreements when due, if we breach our other covenants or obligations under either of these agreements, or if other events of default under either of these credit agreements occur, the applicable lenders would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under that agreement to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2009, 2010 and 2011 we were required to obtain amendments or waivers under our credit facilities.

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

Although it is difficult to predict future liquidity requirements, based on our current operating plan we believe that our cash and cash equivalents as of March 31, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the third quarter of 2011. We will need to obtain additional capital to finance our operations beyond that point through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. There can be no assurance that we will be able to raise additional funds from any of these sources on terms we deem acceptable, or at all. In addition, future issuance of equity, convertible or other equity-linked securities could materially dilute the ownership interests of holders of our common stock and additional debt financing could result in a material increase in the amount of cash necessary to fund debt service payments and also could require that we comply with financial and other covenants that limit our flexibility and operations. In addition, the fact that we have pledged substantially all of our assets to secure our existing loan facilities will likely increase the cost, perhaps substantially, of any additional debt financing we may obtain or prevent us from obtaining additional debt financing altogether.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We will now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three months ended March 31, 2011.

In March 2010, the FASB Emerging Issues Task Force (EITF) ratified a new accounting standard which amends guidance on the milestone method of revenue recognition. The EITF concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us, we evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. This standard allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied prospectively for milestones achieved after the adoption date or retrospectively for all periods presented. We adopted this guidance on January 1, 2011 on a prospective basis. Adoption of this guidance did not have a material impact on our results of operations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2011 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Our $10.0 million revolving credit facility with Oxford and SVB bears interest at the greater of 3.29% above SVB’s prime rate or 7.29%. As of March 31, 2011, we had $4.0 million outstanding on this revolving credit facility.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the three months ended March 31, 2011, approximately $6.7 million (based on exchange rates as of March 31, 2011) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

Item 4. Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Business and Industry

We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts. *

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, and borrowings under our loan agreements with General Electric Capital Corporation, or GE Capital, and Oxford Finance Corporation, Silicon Valley Bank and CIT Corporation. We believe, based on our current operating plan, that our cash and cash equivalents and availability under our debt facilities as of March 31, 2011 will be sufficient to fund our operations into the third quarter of 2011. We will need to obtain additional funds to finance our operations beyond that point in order to:

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

We are largely dependent on the commercial success of Sumavel DosePro and although we have generated revenue from sales of Sumavel DosePro, we may never become profitable. *

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only marketed product, Sumavel DosePro, which in turn, will depend on several factors, including our ability to:

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

We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we experienced consistent monthly growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through December 31, 2010, new prescriptions began to level off beginning in December 2010. In addition, both total and new prescriptions began to decline in January 2011. We believe this decline was due in large part to unusual weather conditions and both new and total prescriptions increased in both February and March 2011. If we fail to successfully increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

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

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for 2009, 2010 and the three months ended March 31, 2011, we incurred net losses of $45.9 million, $73.6 million and $19.0 million, respectively, our net cash used in operating activities was $32.4 million $72.0 million and $22.8 million, respectively, and, at March 31, 2011, our accumulated deficit was $217.1 million. We expect our losses and negative cash flow to continue for at least the next several years as a result of the increasing development expenses in connection with our ongoing clinical development for ZX002 and the cost of the sales and marketing expense associated with Sumavel DosePro. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we recently experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product and product candidates, warehouse and distribute Sumavel DosePro and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and development of ZX002 could be delayed.

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

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, individually comprised 53.6%, 26.0% and 12.5%, respectively of our total gross sales of Sumavel DosePro for the three months ended March 31, 2011, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. Many large, well-capitalized companies offer products in the United States that compete with Sumavel DosePro. Sumavel DosePro currently competes with branded products in the triptan class such as Imitrex and Treximet marketed by GlaxoSmithKline, or GSK, as well as six other branded triptan therapies being sold by AstraZeneca PLC, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Merck & Co., Inc., and Pfizer Inc. Nautilus Neurosciences, Inc. also began selling Cambia, diclofenac potassium for oral solution, for the treatment of migraine in June 2010. In addition, we face competition from generic sumatriptan injection, now marketed in the United States as an authorized generic of the Imitrex STATdose System, or Imitrex STATdose, by Par Pharmaceutical Companies, Inc. and Sandoz Inc. (a Novartis AG company). In addition, in June 2010 the FDA approved Alsuma (sumatriptan injection), a needle-based autoinjector which was developed and is manufactured by Meridian Medical Technologies, a subsidiary of King Pharmaceuticals, Inc., and will be distributed by US WorldMeds, LLC. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies. Although these products may not be directly substituted for Sumavel DosePro, generic versions of sumatriptan injection and alternative autoinjector forms of sumatriptan injection may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients.

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

In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as Merck & Co., Inc., and other smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. If approved, ZX002 may also compete with at least fifteen opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including extended-release hydrocodone product candidates being developed by Cephalon, Inc., Egalet A/S and King Pharmaceuticals, Inc. ZX002 may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Elite Pharmaceuticals, Inc., Javelin Pharmaceuticals, Inc., Pfizer Inc. and QRxPharma Ltd.

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

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, ZX002 or any other products or product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Final aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for ZX002 to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreement, Elan Pharma International Ltd., or Elan, is the exclusive manufacturer of ZX002. We may never be able to establish additional sources of supply for ZX002.

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

With regard to ZX002, data from a Phase 2 clinical trial in osteoarthritis patients has shown what we believe is a clinically acceptable safety profile and a pharmacodynamic profile which supports further product development for the treatment of moderate to severe chronic pain in patients requiring around-the-clock opioid therapy for an extended period of time. In the two Phase 2 clinical trials conducted to date, patients experienced mild to moderate adverse events, including nausea, vomiting, headache, dizziness, sweating, constipation and drowsiness, which are similar to the reported side effects of opioids currently prescribed for chronic pain. However, our licensor, Elan conducted these trials and we have not independently verified the data or completed any of our own Phase 2 or Phase 3 trials for this product candidate. In addition, these results may not be predictive of results obtained in our ongoing Phase 3 clinical trials or any other required future trials, and we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or approvals for commercially viable uses. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If ZX002 is not shown to be safe and effective in clinical trials, this program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of clinical testing for ZX002 or pre-clinical or clinical testing for any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval or generate revenues.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of our clinical trials are favorable, the clinical trials of ZX002 will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing for ZX002 or pre-clinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan. In March 2010, we initiated a Phase 3 clinical development program for ZX002, including a pivotal efficacy trial. Phase 3 clinical efficacy trials, in general, are significantly more complex and time-consuming and involve more patients than the Phase 1 and 2 clinical trials that have been completed to date. We do not know whether our Phase 3 clinical trials of ZX002 will be completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

The development of a REMS for ZX002 could cause significant delays in the approval process for ZX002 and will add additional layers of regulatory requirements, including the requirement for a Medication Guide and educational requirements for prescribers and patients, which could significantly impact our ability to commercialize ZX002 and dramatically reduce its market potential. *

The Food and Drug Administration Amendments Act, or FDAAA, added Section 505-1 to the FFDCA. Section 505-1 permits FDA to require a REMS for a drug product to ensure the safe use of the drug. A REMS is a strategic safety program that the FDA requires to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years and seven years after the strategy’s approval.

In February 2009, the FDA informed drug manufacturers that it will require a class-wide REMS for all long-acting and sustained-release opioid drug products. The FDA has since initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. In April 2011, FDA announced that it had finalized the elements of a class-wide REMS for these products. The central component of the opioid REMS program is an education program for prescribers and patients. Specifically, the REMS for these products must include a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for prescribers who prescribe the drug; information provided to prescribers that prescribers can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. Moreover, the REMS must include a timetable for submission of assessments that shall be no less frequent than 6 months, 12 months, and annually after the REMS is approved to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified. The FDA expects that manufacturers of long-acting and extended-release opioids work together to provide educational materials as part of a class-wide single shared system to reduce the burden of the REMS on the healthcare system.

A controlled-release formulation of hydrocodone, such as ZX002, will be required to have a REMS that contains the elements of the recently-issued class-wide REMS for long-acting and sustained-release opioids. We intend to submit a REMS at the time of the NDA submission for ZX002 . The development of the REMS could cause significant delays in the approval process for ZX002, and the educational requirements and requirements for a Medication Guide for patients could significantly impact our ability to commercialize ZX002 and dramatically reduce its market potential.

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

In a short period of time from November 2009 until January 2010, we hired approximately 80 field-based sales employees and related sales and managed markets management personnel to complete our commercial infrastructure in order to launch Sumavel DosePro. This additional hiring contributed to an increase in our full-time employees from 48 as of October 31, 2009 to 142 as of March 31, 2011. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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

We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10 million per occurrence and a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Sumavel DosePro, approval of ZX002 or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Sumavel DosePro and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse affect our business, results of operations, financial condition and prospects.

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

Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the three months ended March 31, 2011, $6.7 million (based on exchange rates as of March 31, 2011) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.*

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of our reliance on our partnership with Astellas to co-promote Sumavel DosePro. We have financed our operations almost exclusively through private placements of preferred stock, debt and the net proceeds from our initial public offering completed in November 2010, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss applicable to common stockholders was $45.9 million in 2009, $73.6 million in 2010, and $19.0 million for the three months ended March 31, 2011 and our cash used in operating activities was $32.4 million in 2009, $72.0 million in 2010 and $22.8 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $217.1 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years as a result of the cost of the sales and marketing expense associated with Sumavel DosePro and the increasing development expenses in connection with our ongoing Phase 3 clinical trials for ZX002. In addition, if we obtain regulatory approval for ZX002 or any of our other product candidates, we expect to incur significant sales, marketing and manufacturing expenses as well as continued development expenses. As a result, we are and will remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. We cannot assure you that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

As of March 31, 2011, the principal amount of our total indebtedness was approximately $29.3 million. We have and expect to continue to make borrowings under our $10.0 million revolving credit facility to fund working capital and other cash needs and we may incur substantial additional indebtedness in the future, both under our $10.0 million revolving credit facility and any other debt facilities we may enter into in the future. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

Our results of operations and liquidity could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

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

We have established an exclusive commercial partnership for Sumavel DosePro with Desitin in the European Union and three other countries in order to seek to accelerate the development and regulatory approvals in those territories. We may also seek to establish commercial partnerships for Sumavel DosePro in other foreign countries. In order to market Sumavel DosePro or any other products outside of the United States, we, Desitin, or any potential partner must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q regarding FDA approval in the United States, as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FFDCA in the United States does not exist in other countries. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, Desitin, or any potential partner may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. However, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved at all or for all requested indications, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing studies. In addition, we, Desitin, or any potential partner may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we fail to comply with applicable foreign regulatory requirements.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, and the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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

Risks Related to Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection. *

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product, Sumavel DosePro, and our product candidate, ZX002, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing Sumavel DosePro or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Elan are expected to expire in 2019. Five of our patents, U.S. Patent Nos. 5,891,086, 5,957,886 6,135,979, 7,776,007 and 7,901,385 are expected to expire in 2014, 2016 2017, 2026 and 2026, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,137,979 covers the needleless injector with particular safety mechanisms; and US Patent Numbers 7,776,007 and 7,901,385 cover various elements of the setting mechanism that enables a user to prepare the product for administration in a few simple steps. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these five patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Elan decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Elan, and we have limited control over the amount or timing of resources Elan devotes on our behalf or the priority they place on enforcing these patent rights.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During this quarter ended March 31, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.63 to a high sale price of $6.32. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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

•	market conditions or trends in the pharmaceutical sector or the economy as a whole;

•	changes in operating performance and stock market valuations of other pharmaceutical companies and price and volume fluctuations in the overall stock market;

•	litigation or public concern about the safety of Sumavel DosePro or our product candidates;

•	actual and anticipated fluctuations in our quarterly operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	deviations from securities analysts’ estimates or the impact of other analyst comments;

•	ratings downgrades by any securities analysts who follow our common stock;

•	additions or departures of key personnel;

•	third-party payor coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations, and the timing of payments we may make or receive under these arrangements;

•	developments affecting our contract manufacturers, component fabricators and service providers;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters, security breaches or responses to these events;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

Our executive officers and directors and their affiliates together control approximately 76% of our outstanding common stock, assuming no exercise of outstanding options or warrants. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares will may be distributed and subsequently voted.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.*

Persons who were our stockholders prior to the sale of shares in our initial public continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale resulting from our recent initial public offering lapse, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2011, we had 34,021,483 shares of common stock outstanding. Of these shares, only the shares of common stock sold by us in our recent initial public offering, plus any shares sold upon exercise of the underwriters’ overallotment option totaling 14,436,493 are freely tradable, without restriction, in the public market. Our underwriters may, however, in their sole discretion, permit our officers, directors and other stockholders and the holders of our outstanding options and warrants who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

We expect that the lock-up agreements pertaining to our initial public offering will expire on June 2, 2011 (subject to extension upon the occurrence of specified events). After the lock-up agreements expire, up to an additional 26,702,697 shares of common stock, and up to approximately 256,816 shares of common stock issuable upon exercise of our outstanding warrants, will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to meet compliance obligations. .*

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not Applicable.

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

As of March 31, 2011, we had used $26.3 million of the $51.7 million net proceeds from our initial public offering. We used $7.6 million of these proceeds to fund Phase 3 clinical trials and related development activities for ZX002, and $18.7 million to fund ongoing commercialization of Sumavel DosePro, and for working capital and other general corporate purposes. We invested the remainder of the proceeds in short and intermediate-term, interest-bearing obligations, investment-grade instruments or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: May 16, 2011	By:	/s/ ROGER L. HAWLEY
Chief Executive Officer

Date: May 16, 2011	By:	/s/ ANN D. RHOADS
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.7(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.8(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.
(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.
(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.