Form 10-Q
period 2011-06-30
ZOGENIX, INC.
filed 2011-08-12
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2011 was 34,084,677.

ZOGENIX, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,672	$49,172
Trade accounts receivable	3,218	4,474
Inventory, net	18,556	18,293
Prepaid expenses and other current assets	2,355	2,251

Total current assets	31,801	74,190
Property and equipment, net	15,009	15,434
Other assets	4,583	4,644

Total assets	$51,393	$94,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,167	$5,580
Accrued expenses	8,830	9,439
Accrued compensation	2,769	3,604
Revolving credit facility	3,612	3,449
Long-term debt, current portion	3,504	3,519
Deferred revenue, current portion	6,980	9,973

Total current liabilities	31,862	35,564
Long-term debt, less current portion	19,547	19,934
Deferred rent	330	360
Deferred revenue, less current portion	6,251	9,376
Other long-term liabilities	545	300
Commitments and contingencies
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	229,087	226,802
Accumulated deficit	(236,263)	(198,102)

Total stockholders’ equity (deficit)	(7,142)	28,734

Total liabilities and stockholders’ equity	$51,393	$94,268

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Net product revenue	$8,674	$4,215	$16,151	$6,118
Contract revenue	1,563	920	3,126	1,461

Total revenue	10,237	5,135	19,277	7,579

Operating expenses:
Cost of sales	3,975	3,210	8,850	5,302
Royalty expense	333	310	630	382
Research and development	8,882	7,683	17,406	11,389
Selling, general and administrative	15,039	12,343	27,940	25,422

Total operating expenses	28,229	23,546	54,826	42,495

Loss from operations	(17,992)	(18,411)	(35,549)	(34,916)
Other income (expense):
Interest income	3	2	19	3
Interest expense	(1,261)	(929)	(2,515)	(1,511)
Change in fair value of warrant liability	0	(8,600)	0	(13,020)
Other income (expense)	79	99	(103)	139

Total other income (expense)	(1,179)	(9,428)	(2,599)	(14,389)

Net loss before income taxes	(19,171)	(27,839)	(38,148)	(49,305)
Provision for income taxes	(6)	0	(13)	0

Net loss	$(19,177)	$(27,839)	$(38,161)	$(49,305)

Net loss per share, basic and diluted	$(0.56)	$(20.65)	$(1.12)	$(37.44)

Weighted average shares outstanding, basic and diluted	34,018	1,348	34,015	1,317

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(38,161)	$(49,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,183	839
Depreciation and amortization	791	676
Amortization of debt issuance costs and non-cash interest	782	805
Change in fair value of preferred stock warrant liability	0	13,020
Changes in operating assets and liabilities:
Trade accounts receivable	1,256	(2,022)
Inventory, net	(263)	(2,244)
Prepaid expenses and other current assets	(104)	141
Other assets	58	(4,466)
Accounts payable and accrued expenses	(901)	3,698
Deferred rent	(30)	(13)
Deferred revenue	(6,118)	3,050

Net cash used in operating activities	(40,507)	(35,821)
Investing activities:
Purchases of property and equipment	(366)	(1,162)

Net cash used in investing activities	(366)	(1,162)
Financing activities:
Proceeds from revolving credit facility	4,242	0
Payments on borrowings of debt and revolving credit facility	(4,883)	(3,435)
Proceeds from exercise of common stock options	14	0

Net cash used in financing activities	(627)	(3,435)
Net decrease in cash and cash equivalents	(41,500)	(40,418)
Cash and cash equivalents at beginning of period	49,172	44,911

Cash and cash equivalents at end of period	$7,672	$4,493

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

On June 30, 2011, the Company amended certain terms of its loan agreement with Oxford Finance LLC, as successor in interest to Oxford Finance Corporation (Oxford), and Silicon Valley Bank (SVB) including the deferral of principal repayment to commence on February 1, 2012 (see note 4) and in July 2011, the Company entered into equity and royalty financing agreements with Cowen Healthcare Royalty Partners II, L.P. (Cowen Royalty) pursuant to which the Company borrowed $30,000,000 from Cowen Royalty and sold $1,500,000 of its common stock resulting in $29,500,000 in net proceeds to the Company (see note 8). Based on the Company’s operating plan, its current cash and cash equivalents, estimated future revenues, availability under its debt facilities as of June 30, 2011 and the proceeds from the recently completed financing with Cowen Royalty and amendment to the loan agreement with Oxford and SVB, the Company expects its cash resources will be sufficient to fund its operations through the fourth quarter of 2011.

Management expects operating losses and negative cash flows to continue for at least the next several years as the Company continues to incur costs related to the continued development of its product candidates and commercialization of its approved product. Management may pursue additional equity or debt financings if required to help support its planned operations beyond December 31, 2011. There can be no assurance that the Company will be able to obtain any source of financing on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Restricted Cash

In December 2009, the Company issued a letter of credit for $200,000 in connection with an operating lease. The letter of credit is collateralized by a certificate of deposit in the same amount. Restricted cash of $200,000 at June 30, 2011 and December 31, 2010 is included in other assets on the consolidated balance sheet.

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at June 30, 2011 and December 31, 2010. The need for bad debt allowance is evaluated each reporting period.

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

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2011
Assets
Money market fund shares (1)	$2,534	0	0	$2,534
At December 31, 2010
Assets
Money market fund shares (1)	$42,615	0	0	$42,615

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheet.

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

The Company sells its products primarily to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 91.2% of the trade accounts receivable balance as of June 30, 2011 represents amounts due from three wholesale distributors. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at June 30, 2011.

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

As a result of this policy, the Company recognized $8,674,000 and $4,215,000 in Sumavel DosePro product revenue from U.S. customers for the three months ended June 30, 2011 and 2010, and $16,151,000 and $6,118,000 in Sumavel DosePro product revenue from U.S. customers for the six months ended June 30, 2011 and 2010, respectively, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had a deferred revenue balance of $729,000 and $3,722,000 at June 30, 2011 and December 31, 2010, respectively, for Sumavel DosePro product shipments, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs.

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

Sumavel DosePro is also sold to third parties that license the rights to market and sell the product in territories outside of the United States. Under these arrangements, Sumavel DosePro is sold at a specified transfer price with the right of return available for damaged goods upon receipt or in the event of a recall. All risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product remain with the licensee. The Company also receives royalties on net sales of Sumavel DosePro at a predetermined rate as a pass through of royalties payable to Aradigm. As such, the Company recognizes revenues for product sales under license arrangements upon acceptance of the product (generally at point of shipment). The Company did not recognize any product revenues for the three and six months ended June 30, 2011 and 2010, respectively, in sales under license arrangements.

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

Chargebacks. The Company provides discounts primarily to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the entity paid for the product. The Company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Collaborative Arrangements

Effective January 1, 2009, the Company implemented authoritative guidance related to accounting for collaborative arrangements. The guidance requires that certain transactions between collaborators be recorded in the consolidated statement of operations on either a gross or net basis within revenues or operating expenses, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluates its collaborative agreements for proper classification of shared expenses, license fees, milestone payments and any reimbursed costs within the consolidated statement of operations based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the statement of operations classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. For collaborations relating to commercialized products, if the Company acts as the principal in the sale of goods or services, the Company records revenue and the corresponding operating costs in its respective line items within the consolidated statement of operations based on the nature of the shared expenses. Per authoritative accounting guidance, the principal is the party who is responsible for delivering the product to the customer, has latitude with establishing price and has the risks and rewards of providing product to the customer, including inventory and credit risk. Effective January 1, 2011, for collaborations relating to research or development arrangements the Company will recognize revenue for a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.

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

The Company reviews and accrues expenses related to clinical trials based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical development costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $1,263,000 and $1,346,000 in advertising costs for the three months ended June 30, 2011 and 2010 and $2,379,000 and $2,885,000 in advertising costs for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, the Company capitalized advertising costs of $6,000, and $93,000, respectively, in prepaid and other current assets.

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

Foreign Currency Transactions

Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company recorded gains and losses from foreign currency transactions in other income (expense) of $79,000 and $99,000 for the three months ended June 30, 2011 and 2010 and ($103,000) and $139,000 for the six months ended June 30, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. As of June 30, 2011, there were no outstanding equity awards with market or performance conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net loss	$(19,177)	$(27,839)	$(38,161)	$(49,305)
Denominator
Weighted average common shares outstanding	34,022	1,444	34,021	1,444
Weighted average shares subject to repurchase	(4)	(96)	(6)	(127)

Weighted average shares outstanding, basic and diluted	34,018	1,348	34,015	1,317

Basic and diluted net loss per share	$(0.56)	$(20.65)	$(1.12)	$(37.44)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common stock warrants	283	1,389	283	1,389
Common stock subject to repurchase	2	52	2	52
Common stock options and restricted stock units	3,389	1,478	3,389	1,478

	3,674	2,919	3,674	2,919

Segment Reporting

Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. As the Company did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on the Company’s results of operations for the six months ended June 30, 2011.

In March 2010, the FASB Emerging Issues Task Force (EITF) ratified a new accounting standard which amends guidance on the milestone method of revenue recognition. The EITF concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. This standard allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied prospectively for milestones achieved after the adoption date or retrospectively for all periods presented. The Company adopted this guidance on January 1, 2011 on a prospective basis. Adoption of this guidance did not have a material impact on the Company’s results of operations.

In June 2011, the FASB issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. The updated guidance is effective for fiscal and interim periods beginning after December 15, 2011, with early adoption permitted. The adoption of this updated standard is not expected to have a material effect on the Company’s results of operations.

3.	Consolidated Balance Sheet Details

Inventory, net (in thousands)

	June 30, 2011	December 31, 2010
Raw materials	$5,971	$5,727
Work in process	9,299	6,454
Finished goods	3,039	4,861
Deferred costs	247	1,251

	$18,556	$18,293

Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

Accrued Expenses (in thousands)

	June 30, 2011	December 31, 2010
Accrued clinical expense	$4,220	$3,629
Accrued service fee	1,275	1,190
Value added tax payable	0	989
Accrued discounts and allowances	829	813
Accrued interest expense	253	265
Contract manufacturing fees	169	79
Other accrued expenses	2,084	2,474

	$8,830	$9,439

4.	Debt

Term Debt

In June 2008, the Company entered into and borrowed $18,000,000 under the Loan and Security Agreement with Oxford and CIT Healthcare LLC (the Oxford Agreement). The obligations under the Oxford Agreement were collateralized by personal property excluding certain intellectual property and all equipment pledged to secure the equipment financing described below. In July and October 2010, the Company amended and restated the Oxford Agreement, and Oxford and SVB became party to the amended agreement. In June 2011, the Company again amended and restated the amended Oxford/SVB agreement (the Amended Oxford/SVB Agreement), which provided among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and the deferral of principal repayment to commence on February 1, 2012. The Amended Oxford/SVB Agreement consists of a $25,000,000 term loan and a $10,000,000 revolving credit facility. The obligations under the Amended Oxford/SVB Agreement are collateralized by the Company’s intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash) but excluding, among other things, copyrights, patents, patent applications, trademarks, service marks, and trade secret rights.

The Amended Oxford/SVB Agreement includes financial covenants requiring that the Company achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of the Company’s projected revenue as provided to Oxford and SVB in the event the Company fails to maintain a liquidity ratio (defined, in general, as the ratio of

(a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The agreement also includes a covenant that the audit report accompanying the Company’s year-end consolidated financial statements for fiscal year 2010 and thereafter not include a “going concern” qualification. In March 2011, the Company obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. In addition, the Amended Oxford/SVB Agreement prohibits the Company from (1) incurring any debt other than, among other things, debt under the Amended Oxford/SVB Agreement, (2) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000, and also prohibits the occurrence of a change in control of the Company, as defined in the Amended Oxford/SVB Agreement. The agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise) or material impairment in the prospects of the Company repaying any portion of its obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure its obligations under the agreement, (3) the Company defaults in the payment of any amount payable under the agreement when due, or (4) breaches any covenant in the agreement (subject to a grace period in some cases).

The $25,000,000 term loan bears an interest rate of 12.06% per annum. The monthly repayment schedule includes interest only payments through January 2012 followed by principal and interest payments for the subsequent 24 months. The term loan requires a final payment of $1,200,000, in addition to principal repayments, at the loan maturity date, which is January 1, 2014. The Company has the option to prepay the outstanding balance of the term loan in full, subject to the $1,200,000 final payment and a prepayment fee of either 2% or 3% of the principal amount prepaid depending upon when the prepayment occurs. The outstanding principal balance of the term loan as of June 30, 2011and December 31, 2010 is $25,000,000.

Under the terms of the revolving credit facility, the Company may borrow up to $10,000,000 based on eligible accounts receivable and inventory balances, as defined within the Amended Oxford/SVB Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, the Company pays a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility requires a final payment of $100,000, in addition to principal and interest repayments, at the loan maturity date. The Company has the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full, subject to a termination fee between $100,000 and $300,000 depending upon when the termination occurs.

As of June 30, 2011 and December 31, 2010, the Company had $3,714,000 and $3,585,000, respectively, of outstanding principal under the revolving credit facility, and $6,286,000 and $6,415,000, respectively, was available for future borrowings to the extent of available borrowing base. As of June 30, 2011 and December 31, 2010, $3,612,000 and $3,449,000, respectively, is reflected on the consolidated balance sheet net of debt discounts related to the fees and warrants issued in connection with the Amended Oxford/SVB Agreement.

Equipment Financing

In March 2007, the Company entered into a $10,000,000 master loan and security agreement (GE Agreement) with GE Capital Corporation (GE Capital) for the purpose of financing capital equipment purchases. Each borrowing is under a promissory note repayable in 48 monthly installments based upon a monthly repayment schedule bearing interest at an annual rate determined on the date of borrowing. The first promissory note was executed in March 2007 for $3,500,000 with an interest rate of 10.08%. A second promissory note was executed in December 2007 for $1,000,000 with an interest rate of 9.91%. The Company’s ability to make further borrowing under the GE Agreement expired on December 21, 2007.

The Company had the option to prepay the outstanding balance of the promissory notes in full, subject to a prepayment fee as defined in the GE Agreement. The outstanding principal balance of the GE Agreement as of December 31, 2010 was $675,000 and was repaid in full on June 30, 2011.

5.	Common Stock Warrants

In June 2011, and in connection with entering into the Amended Oxford/SVB Agreement (see Note 4), the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the accompanying financial statements.

6.	Employee Stock Purchase Plan

During 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the Purchase Plan), which allows employees to purchase shares of the Company’s common stock during a specified offering period. The purchase price is 85% of the lower of the closing price of the stock on the first day of the offering period or the closing price of the stock on the date of purchase. Eligible employees may elect to withhold up to 20% of their compensation during any offering period for the purchase of stock up to a maximum of 20,000 shares per purchase period. A total of 750,000 shares of common stock are reserved for issuance under the Purchase Plan. The first offering period under the Purchase Plan is from June 1, 2011 through May 31, 2012 with two purchase periods of six months each.

7.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the six months ended June 30, 2011 are as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Stock Options
Risk free interest rate	1.8 % to 2.6%	1.8 % to 2.6%
Expected term	5.1 to 6.1 years	5.0 to 6.1 years
Expected volatility	72.3 % to 75.2%	72.3 % to 89.7%
Expected dividend yield	0.0%	0.0%
Fair value of underlying stock	$3.87 to $5.04	$3.87 to $5.04

Employee Stock Purchase Plan
Risk free interest rate	0.1%	0.1%
Expected term	0.5 years	0.5 years
Expected volatility	75.2%	75.2%
Expected dividend yield	0.0%	0.0%
Fair value of underlying stock	$4.15	$4.15

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

The Company recognized stock-based compensation expense related to stock options and employee stock purchase plan rights is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$36	$24	$62	$41
Research and development	186	82	331	141
Selling, general and administrative	1,010	235	1,790	657

Total	$1,232	$341	$2,183	$839

As of June 30, 2011, there was approximately $12,150,000 and $298,000 of total unrecognized compensation costs related to outstanding options and employee stock purchase plan rights, which is expected to be recognized over weighted average periods of 3.22 years and 0.67 years, respectively.

In accordance with accounting guidance for stock-based compensation, the Company re-measured the fair value of stock option grants to non-employees at each reporting date and recognized the related income or expense during their vesting period. Expense recognized for stock options to consultants was immaterial for the six months ended June 30, 2011 and 2010.

Information with respect to the number and weighted average exercise price of stock options and restricted stock units is summarized as follows (number of shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,479	$3.35
Granted	1,964	4.48
Exercised	(4)	3.18
Canceled/Forfeited	(50)	3.96

Outstanding at June 30, 2011	3,389	$4.01

8.	Subsequent Events

Cowen Royalty Financing Agreement

On July 18, 2011, the Company closed the royalty financing agreement (the Financing Agreement) with Cowen Royalty. Under the terms of the Financing Agreement, the Company borrowed $30,000,000 from Cowen Royalty (the Borrowed Amount) and the Company agreed to repay such Borrowed Amount together with a return to Cowen Royalty, as described below, out of the Company’s direct product sales, co-promotion revenues and out-license revenues (collectively, “Revenue Interest”) that the Company may record or receive as a result of worldwide commercialization of the Company’s products including Sumavel DosePro, Zohydro (formerly ZX002) and other future products.

In addition, upon the closing of and in connection with the Financing Agreement, the Company issued and sold to Cowen Royalty $1,500,000 of the Company’s common stock, or 388,601 shares, at a price of $3.86 per share. The Company also issued to Cowen Royalty a warrant exercisable into 225,000 share of the Company’s common stock. The warrant is exercisable at $9 per share and has a term of 10 years.

Under the Financing Agreement, the Company is obligated to pay to Cowen Royalty:

•

5% of the first $75 million of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (or 5.75% if the co-promotion agreement with Astellas is terminated prior to June 30, 2013, with a reversion back to 5% possible if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination);

•	2.5% of the next $75 million of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year; and

•	0.5% of Revenue Interest over and above $150 million recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year.

Net sales of Sumavel DosePro outside the United States are only included in the Revenue Interest if such net sales exceed $10 million. Once the aggregate payments, including the fixed payments described below, made by the Company to Cowen Royalty equal $75 million, the percentage of Revenue Interest owed to Cowen Royalty is reduced to 0.5% for the remainder of the term of the financing agreement, with only Sumavel DosePro and Zohydro subject to the Revenue Interest payments thereafter. The Company is also obligated to make three fixed payments of $10 million on (or before at the option of the Company) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the Amended Oxford/SVB Agreement while balances remain outstanding under that facility.

The obligation of the Company to make the Revenue Interest payments during the term of the Financing Agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the Amended Oxford /SVB Agreement) in all assets of the Company, including intellectual property and other rights of the Company to the extent necessary or used to commercialize the Company products. The security interest will be extinguished at the end of the term or once the aggregate payments made by the Company to Cowen Royalty equal $75 million, whichever is sooner. Cowen Royalty, Oxford and SVB entered into an intercreditor agreement which governs their respective rights as secured creditors. The Company has agreed to specified positive and negative covenants in connection with the Financing Agreement.

The Company has the option to terminate the Financing Agreement at the Company’s election in connection with a change of control of the Company, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

Cowen Royalty has the option to terminate the Financing Agreement at its election in connection with a change of control of the Company (which includes the sale, transfer, assignment or licensing of the Company’s rights in the United States to either Sumavel DosePro or Zohydro), a bankruptcy event with respect to the Company or an event of default under the financing agreement. Upon such a termination by Cowen Royalty, the Company is obligated to make a payment of a base amount of $45 million, or, if higher, an amount that generates a 17% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

Unless terminated earlier as discussed above, the financing agreement terminates on March 31, 2018.

Durect Development and License Agreement

On July 11, 2011, the Company entered into a development and license agreement with Durect Corporation (the License Agreement). Under the License Agreement, the Company will be responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with the Company’s DosePro® needle-free, subcutaneous drug delivery system. Durect will be responsible for non-clinical, formulation and CMC development responsibilities. Durect will be reimbursed by the Company for its research and development efforts on the product.

The Company paid a non-refundable upfront fee to Durect of $2,250,000. The Company is obligated to pay Durect up to $103,000,000 in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. The Company is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, the Company will continue to pay royalties on annual net sales of the product at a reduced rate for so long as the Company continues to sell the product in the jurisdiction. The Company is also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

Durect granted to the Company an exclusive worldwide license, with sub-license rights, to Durect intellectual property rights related to Durect’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. Durect retains the right to supply the Company’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the License Agreement.

Durect retains the right to terminate the License Agreement with respect to specific countries if the Company fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the License Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. The Company may terminate the License Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitory board or other similar body alleging significant concern regarding a patient safety issue. The Company may also terminate the License Agreement with or without cause, at any time upon prior written notice.

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

Given these risks, uncertainties and other factors, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Sumavel®, DosePro®, Zohydro™, Intraject® and Zogenix™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Overview

Background

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel DosePro (sumatriptan injection) Needle-free Delivery System, offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our sales and marketing organization is comprised of approximately 100 professionals. Our field sales force of approximately 80 representatives is promoting Sumavel DosePro primarily to neurologists and other key prescribers of migraine medications, including headache clinics and headache specialists. Given our success in growing Sumavel DosePro prescriptions with these key prescribers, we have initiated activities to expand our sales force in the United States to approximately 95 sales representatives by the end of the third quarter of 2011. Our promotional efforts are complemented by our collaboration with Astellas and approximately 400 of its sales representatives, who are promoting Sumavel DosePro primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists in the United States, or the Astellas Segment. Our lead product candidate, Zohydro (formerly ZX002), is a novel, oral, single-entity extended-release formulation of hydrocodone currently in Phase 3 clinical trials for the treatment of moderate to severe chronic pain in patients requiring around-the-clock opioid therapy. We initiated the Phase 3 clinical development program for Zohydro in March 2010 and, if successful, expect to submit a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, by early 2012. We in-licensed exclusive U.S. rights to Zohydro from Elan Pharma International Limited, or Elan, in 2007.

In July 2011, we entered into a development and license agreement with Durect Corporation, or the Relday license agreement, pursuant to which, we will be responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro® needle-free, subcutaneous drug delivery system. Risperidone is used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Relday™ will be developed to address unmet clinical needs in this patient population and is being developed to be a once-monthly, subcutaneous antipsychotic product. We expect to initiate clinical studies for the new product candidate in patients with schizophrenia in early 2012 following filing of an Investigational New Drug application.

We have experienced net losses and negative cash flow from operating activities since inception, and as of June 30, 2011, had an accumulated deficit of $236.3 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the development expenses in connection with clinical trials and pre-clinical studies for Zohydro and the cost of the sales and marketing expenses associated with Sumavel DosePro. As of June 30, 2011, we had cash and cash equivalents of $7.7 million. On June 30, 2011, we amended certain terms of our loan agreement with Oxford and SVB including the deferral of principal repayment to commence on February 1, 2012 and in July 2011, we entered into equity and royalty financing agreements with Cowen Healthcare Royalty Partners II, L.P., or Cowen Royalty, resulting in net proceeds of $29.5 million to us. Although it is difficult to predict future liquidity requirements, based on our current operating plan we believe that our cash and cash equivalents as of June 30, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility and the net proceeds from the recently completed equity and royalty financing with Cowen Royalty and amendment to the loan agreement with Oxford and SVB, will be sufficient to fund our operations through the fourth quarter of 2011. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not be able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

At the inception of the co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and agreed to make an additional $18.0 million of payments to us upon the achievement of a series of milestones. As of June 30, 2011, we had received a total of $20.0 million from Astellas. These proceeds are reflected as deferred revenues on our consolidated balance sheets at June 30, 2011 and December 31, 2010. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over the remaining term of the agreement, which remains in effect through June 30, 2013, subject to extension by one year at Astellas’ option, contingent upon payment of a predetermined option fee.

In consideration for Astellas’ performance of its commercial efforts, we are required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment. In addition, upon completion of the co-promotion term, Astellas generally will be eligible to receive two additional annual tail payments calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. Astellas pays us the lesser of our direct out-of-pocket costs or a fixed fee for all sample units they order for distribution to their sales force. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses. For the three months ended June 30, 2011 and 2010, we incurred $1.7 million and $0.8 million, respectively, and for the six months ended June 30, 2011 and 2010, we incurred $3.2 million and $1.1 million, respectively, in service fee expenses.

We record the revenues related to all products sales, including sales generated by the Astellas sales force. Consequently, we record cost of sales for all product sales.

We rely on Astellas and its sales force to promote Sumavel DosePro to the Astellas Segment and any inability of its sales force to effectively sell the product or any termination, amendment or restructuring of the co-promotion agreement could adversely affect our consolidated results of operations and financial condition. For the three and six months ended June 30, 2011, the Astellas

Segment represented approximately 40% of our net product revenue before consideration of the cost of the service fee payable to Astellas for its sales efforts as described above.

Under the terms of the co-promotion agreement, Astellas could terminate the agreement for any or no reason upon 180-days written notice. The co-promotion agreement may also be terminated by Astellas or us for a number of other specified reasons, some of which are beyond our control. In the event Astellas terminates the agreement for specified reasons or a material uncured breach by us of our minimum sales effort obligations, we would be required to pay Astellas only the first of the two annual tail payments described above.

In addition, either party may terminate the agreement based upon a failure of the Sumavel DosePro brand to achieve certain minimum sales levels in 2011 as defined in the co-promotion agreement. Based on our net product revenue through June 30, 2011, we do not expect to meet these 2011 minimum sales levels for Sumavel DosePro, and therefore expect that both we and Astellas will have the right to terminate the agreement on this basis. If either party were to exercise this termination right, it must provide 90 days’ written notice to the other party after the actual net sales of Sumavel DosePro through December 31, 2011 have been ascertained. In the event of such a termination relating to sales levels of Sumavel DosePro, we would be required to make the two annual tail payments described above.

In the event of a termination by us or Astellas, we would expect to either expand our sales force to promote Sumavel DosePro to certain physicians within the Astellas Segment, and/or seek another co-promotion partner in order to support the future sales and marketing of Sumavel DosePro.

Durect License Agreement

In June 2011, we paid a non-refundable upfront fee to Durect of $2.25 million under the Relday license agreement. We are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to Relday subject to and upon the achievement of various development, regulatory and sales milestones. We are also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, we will continue to pay royalties on annual net sales of the product at a reduced rate for so long as we continue to sell the product in the jurisdiction. We are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

Revenues

During the year ended December 31, 2010, we began recognizing product revenues from sales of Sumavel DosePro made by us and Astellas under our co-promotion agreement and through sales by us to Desitin Arzneimittel GmbH, or Desitin, under our licensing and distribution agreement. During this same period, we began recognizing contract revenues from license and milestone payments received under the Astellas co-promotion agreement. For the six months ended June 30, 2011 and 2010 we recognized $16.2 million and $6.1 million, respectively, in net product revenues. For the six months ended June 30, 2011 and 2010 we recognized $3.1 million and $1.5 million, respectively, in contract revenues associated with license and milestone payments made to us by Astellas under the co-promotion agreement.

We sell Sumavel DosePro product in a package of six pre-filled, single-dose units to wholesale pharmaceutical distributors, and on a limited basis to retail pharmacies, or, collectively, our customers, at a wholesale acquisition cost, or gross sales price, of $522 per package as of June 30, 2011. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of Sumavel DosePro to our customers until the right of return no longer exists, which occurs at the earlier of the time Sumavel DosePro units are dispensed through patient prescriptions or expiration of the right of return. We do not have significant history estimating the number of patient prescriptions dispensed. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to net product revenue may be necessary in future periods.

As a result of this policy, we had a deferred revenue balance of $0.7 million at June 30, 2011 for Sumavel DosePro product shipments, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

In November 2010, Desitin received regulatory approval to market Sumavel DosePro in Denmark and subsequently received approvals in Germany, Sweden, Norway and the United Kingdom. As a result, we started to sell Sumavel DosePro to Desitin under our licensing and distribution agreement in December 2010. We sell our product to Desitin at a specified transfer price with the right of return available for damaged goods upon receipt by Desitin or in the event of a recall. Desitin maintains all risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product. We will also receive a low single-digit royalty from Desitin on net sales of Sumavel DosePro in Europe and other licensed territories, as a pass through of royalties payable to Aradigm. As such, we recognize revenues for product sales to Desitin upon acceptance of product by Desitin (generally at point of shipment). For the six months ended June 30, 2011 and 2010 we recognized no revenue for sales to Desitin. We recognized an immaterial amount of royalty revenues related to the Desitin agreement for the six months ended June 30, 2011.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units dispensed through patient prescriptions, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. Our cost of sales for the three months ended June 30, 2011 and 2010, was $4.0 million and $3.2 million, respectively and for the six months ended June 30, 2011 and 2010, our cost of sales was $8.9 million and $5.3 million, respectively. Our product gross margin for the three months ended June 30, 2011 and 2010 was 54% and 24%, respectively and for the six months ended June 30, 2011 and 2010, our product gross margin was 45% and 13%, respectively. The cost of sales associated with the deferred product revenues are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized. Deferred cost of sales totaled $0.2 million and $1.1 million at June 30, 2011 and December 31, 2010, respectively.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm Corporation upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. We incurred $0.3 million in royalty expense to Aradigm during each of the three months ended June 30, 2011 and 2010, and during the six months ended June 30, 2011 and 2010, we incurred $0.6 million and $0.4 million, respectively, in royalty expense to Aradigm.

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

In March 2010, we initiated our Phase 3 clinical development program for Zohydro. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. In 2010, we began tracking third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the three and six months ended June 30, 2011, we incurred $6.4 million and $12.9 million, respectively, in third party research and development costs related to Zohydro.

We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis. However, we estimate that the majority of our research and development expenses incurred to date are attributable to our Zohydro program.

We expect our research and development costs for 2011 to increase over amounts incurred in 2010 as we progress through the Phase 3 clinical program of Zohydro and with the addition of our Relday program. We expect third party research and development costs for Zohydro remaining through NDA filing to range from $17 million to $19 million. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our Phase 3 clinical trials may take longer than currently estimated. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for a specific therapeutic area.

In addition, we may be obligated to pay Elan, from whom we in-licensed exclusive rights to Zohydro in November 2007, up to $4.5 million in total future milestone payments with respect to Zohydro depending upon the achievement of various development and regulatory events. If Zohydro is approved, we are also required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

If our Phase 3 clinical trials are successful, we expect to submit an NDA for Zohydro with the FDA by early 2012. However, the successful development and commercialization of Zohydro is highly uncertain. We also expect to incur customary regulatory costs associated with the NDA, if and when submitted, which will be significant. If Zohydro is approved, we also expect to incur significant expenses related to manufacturing and marketing activities. However, at this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of Zohydro after submission of our NDA filing, if or when Zohydro will receive regulatory approval and, if approved, if and when material net cash inflows may commence from Zohydro or the amount of any such inflows. This is due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the costs, timing and outcome of our clinical trials and pre-clinical studies of Zohydro;

•	the costs, timing and outcome of regulatory review of Zohydro;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•

the potential for future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization plans and capital requirements;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse marketing developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and

•	our degree of success in commercializing Zohydro, if approved.

A change in the outcome of any of these variables with respect to the development of Zohydro could mean a significant change in the costs and timing associated with these efforts.

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

Selling, General and Administrative Expenses

Our selling expenses, which include sales and marketing costs, consisted primarily of salaries, benefits, consulting fees, costs of obtaining prescription and market data and market research studies related to Sumavel DosePro and Zohydro, including shared marketing and advertising costs under our co-promotion agreement with Astellas, service fees to Astellas and sample costs.

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

Interest Expense

Interest expense consists of interest incurred in connection with the $4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital, our $25.0 million loan and security agreement and revolving credit facility with Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB, and non-cash interest expense associated with amortization of debt discount and debt issuance costs.

On June 30, 2011, we amended and restated the existing loan and security agreement with Oxford and SVB, or the amended Oxford/SVB loan agreement to provide for, among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and deferral of principal repayment to commence on February 1, 2012. In connection with entering into the amended Oxford/SVB loan agreement, we issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of our common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The amended Oxford/SVB loan agreement consists of a $25.0 million term loan and a $10.0 million revolving credit facility. As of June 30, 2011, we had borrowed $3.7 million under the revolving credit facility. Concurrently with the amended Oxford/SVB loan agreement in 2010, we issued $15.0 million in new convertible promissory notes, or the 2010 Notes, to current investors. The 2010 Notes were subsequently converted into 3,873,756 shares of common stock in connection with our initial public offering in November 2010. As a result of additional borrowings under the amended Oxford loan agreement, and the deferral of principal payments resulting from the amended Oxford/SVB loan agreement in June 2011 and the $30.0 million royalty financing entered into in July 2011, interest expense related to debt service will increase over 2010 levels.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the six months ended June 30, 2010 represents non-cash (expense) income associated with changes in the fair value of the warrants to purchase preferred stock.

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

Provision for Income Taxes

We incurred $13,000 and $0 in income tax expense for the six months ended June 30, 2011 and 2010, respectively, related to taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.

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

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies during the six months ended June 30, 2011, as compared to the critical accounting policies described in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

Revenue. Revenue for the three months ended June 30, 2011 was $10.2 million and $5.1 million for the three months ended June 30, 2010. Product revenue for the three months ended June 30, 2011 and 2010 consists of $8.7 million and $4.2 million, respectively, of Sumavel DosePro dispensed to patients, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. The $4.5 million increase in product revenue is primarily due to an increase in prescription volume from the initial launch of Sumavel DosePro in late January 2010. Contract revenue for the three months ended June 30, 2011 and 2010 consists of $1.6 million and $0.9 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in the second quarter of 2010 reflects a pro-rata amount of amortization of license fees and milestones that did not have recourse provisions as compared to the contract revenues in the second quarter of 2011which reflects the full amortization of all license fees and milestone payments.

Cost of Sales. Cost of sales for the three months ended June 30, 2011 was $4.0 million and $3.2 million for the three months ended June 30, 2010. Product gross margin was 54% for the three months ended June 30, 2011 compared to 24% for the three months ended June 30, 2010. Cost of sales, for the three months ended June 30, 2011and 2010 represents the cost of Sumavel DosePro units dispensed to patients and the impact of underutilized production capacity and other manufacturing variances. We developed production capacity to support higher levels of Sumavel DosePro production than initial sample and prescription demand was required to ensure adequate safety stock levels and to maintain the ability to support increased demand, as necessary. Until our prescription and sample demands are at a level where we can fully utilize the capacity committed to our contract manufacturing facilities, we will continue to experience underutilization of our production capacity. In addition, as we adjust production levels in certain periods to manage our inventory levels, we may incur additional charges for excess capacity which will negatively impact our gross margins.

Royalty Expense. Royalty expense for each of the three months ended June 30, 2011 and 2010,was $0.3 million. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period.

Research and Development Expenses. Research and development expenses increased to $8.9 million for the three months ended June 30, 2011 compared to $7.7 million for the three months ended June 30, 2010. This increase of $1.2 million primarily was due to:

•	an increase of $1.7 million in research and development costs as a result of the ongoing Phase 3 clinical trials for Zohydro, which were initiated in March 2010; offset by

•

a decrease of $0.5 million in research and development costs incurred for the Phase 4 study conducted for Sumavel DosePro as it was completed in the second quarter of 2010 and other costs related to product development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15.0 million for the three months ended June 30, 2011 compared to $12.3 million for the three months ended June 30, 2010. Selling expenses were $11.5 million for the three months ended June 30, 2011 compared to $10.6 million for the three months ended June 30, 2010. General and administrative expenses were $3.5 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010. The increase of $2.7 million in selling, general and administrative expenses primarily was due to:

•

an increase of $1.8 million of general and administrative expenses as a result of the costs we incurred for operating as a public company. These costs include salaries and related expenses, stock-based compensation charges, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums and fees for investor relations services.; and

•

an increase of $0.9 million in sales and marketing expense primarily as a result of higher services fees payable to our co-promotion partner from higher net product revenues over the prior quarter and increased spending in marketing activities related to Zohydro.

Interest Income. Interest income increased to $3,000 for the three months ended June 30, 2011 compared to $2,000 for the three months ended June 30, 2010. This increase of $1,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $1.3 million for the three months ended June 30, 2011 compared to $0.9 million for the three months ended June 30, 2010. This increase of $0.4 million was primarily due to:

•	an increase of $0.5 million in interest expense due to higher debt balances in connection with the amended Oxford loan agreement; and

•	an decrease of $0.1 million in the amortization of debt issuance and debt discount costs in connection with the $25.0 million amended Oxford/SVB loan agreement.

Change in Fair value of Warrant Liability. During the three months ended June 30, 2011 there was no warrant liability outstanding due to the termination or conversion of the preferred stock warrants to warrants of common stock in connection with the initial public offering in November 2010. The change in fair value of warrant liability during the three months ended June 30, 2010 of $8.6 million is due to the increase in fair value of convertible preferred stock during the period.

Other Income (Expense). Other income was $0.1 million of expense for each of the three months ended June 30, 2011 and 2010. Any changes in other income are primarily related to foreign currency transaction gains and losses which primarily related to the settlement of our liabilities payable in Euro and U.K pounds sterling.

Comparison of the six months ended June 30, 2011 and 2010

Revenue. Revenue for the six months ended June 30, 2011 was $19.3 million and $7.6 million for the six months ended June 30, 2010. Product revenue for the six months ended June 30, 2011 and 2010 consists of $16.2 million and $6.1 million, respectively, of Sumavel DosePro dispensed to patients, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. The $10.1 million increase in product revenue is primarily due to an increase in prescription volume from the initial launch of the Sumavel DosePro in late January 2010. Contract revenue for the six months ended June 30, 2011 and 2010 consists of $3.1 million and $1.5 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in the first six months of 2010 reflects a pro-rata amount of amortization of license fees and milestones that did not have recourse provisions as compared to the contract revenues in the first six months of 2011,which reflects the full amortization of all license fees and milestone payments.

Cost of Sales. Cost of sales for the six months ended June 30, 2011 was $8.9 million and $5.3 million for the six months ended June 30, 2010. Product gross margin for the six months ended June 30, 2011 was 45% compared to 13% for the six months ended June 30, 2010. Cost of sales, for the six months ended June 30, 2011 represents the cost of Sumavel DosePro units dispensed to patients and the impact of underutilized production capacity and other manufacturing variances. We developed production capacity to support higher levels of Sumavel DosePro production than initial sample and prescription demand was required to ensure adequate safety stock levels and to maintain the ability to support increased demand, as necessary. Until our prescription and sample demands are at a level where we can fully utilize the capacity committed to our contract manufacturing facilities, we will continue to experience underutilization of our production capacity. In addition, as we adjust production levels in certain periods to manage our inventory levels, we may incur additional charges for excess capacity which will negatively impact our gross margins.

Royalty Expense. Royalty expense increased to $0.6 million for the six months ended June 30, 2011 from $0.4 million for the six months ended June 30, 2010. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period. The $0.2 million increase in royalty expense is primarily due to the increase in sales.

Research and Development Expenses. Research and development expenses increased to $17.4 million for the six months ended June 30, 2011 compared to $11.4 million for the six months ended June 30, 2010. This increase of $6.0 million primarily was due to:

•	an increase of $7.1 million in research and development costs as a result of the ongoing Phase 3 clinical trials for Zohydro, which were initiated in March 2010; offset by

•

a decrease of $1.1 million in research and development costs incurred for the Phase 4 study conducted for Sumavel DosePro as it was completed in the second quarter of 2010 and other costs related to product development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $28.0 million for the six months ended June 30, 2011 compared to $25.4 million for the six months ended June 30, 2010. Selling expenses were $21.4 million for the six months ended June 30, 2011 compared to $21.6 million for the six months ended June 30, 2010. General and administrative expenses were $6.5 million for the six months ended June 30, 2011 compared to $3.8 million for the six months ended June 30, 2010. The increase of $2.6 million in selling, general and administrative expenses primarily was due to:

•

an increase of $2.7 million of general and administrative expenses as a result of the costs we incurred for operating as a public company. These costs include salaries and related expenses, stock-based compensation charges, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums and fees for investor relations services; offset by

•

a decrease of $0.1 million in sales and marketing expense primarily as a result of a decrease in sampling efforts and other advertising and promotion activities relative to the levels of activity during the initial launch in the first half of 2010 of Sumavel DosePro, partially offset by increased services fees payable to our co-promotion partner from higher net product revenues over the prior quarter

Interest Income. Interest income increased to $19,000 for the six months ended June 30, 2011 compared to $3,000 for the six months ended June 30, 2010. This increase of $16,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $2.5 million for the six months ended June 30, 2011 compared to $1.5 million for the six months ended June 30, 2010. This increase of $1.0 million was primarily due to higher debt balances in connection with the amended Oxford/SVB loan agreement.

Change in Fair Value of Warrant Liability. During the six months ended June 30, 2011 there was no warrant liability outstanding due to the termination or conversion of the preferred stock warrants to warrants of common stock in connection with the initial public offering in November 2010. The change in fair value of warrant liability during the six months ended June 30, 2010 of $13.0 million is due to the increase in fair value of convertible preferred stock during the period.

Other Income (Expense). Other income (expense) decreased to $0.1 million of expense for the six months ended June 30, 2011 compared to $0.1 million of income for the six months ended June 30, 2010. This decrease was due to foreign currency transaction losses which primarily related to the settlement of our liabilities payable in Euro and U.K. pounds sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2011, had an accumulated deficit of $236.3 million, and expect to continue to incur net losses and negative cash flow from operations for at least the next several years primarily as a result of, among other things, the development expenses in connection with our clinical trials and pre-clinical studies for Zohydro and the cost of the sales and marketing expenses associated with Sumavel DosePro.

As of June 30, 2011, we had cash and cash equivalents of $7.7 million. On June 30, 2011, we amended certain terms of our loan agreement with Oxford and SVB including the deferral of principal repayment to commence on February 1, 2012 and in July 2011, we entered into equity and royalty financing agreements with Cowen Royalty, pursuant to which we borrowed $30.0 million from Cowen Royalty and sold $1.5 million of our common stock to Cowen Royalty resulting in $29.5 million in net proceeds to us. Although it is difficult to predict future liquidity requirements, based on our current operating plan we believe that our cash and cash equivalents as of June 30, 2011, together with future revenues, the proceeds from the recently completed equity and royalty financing with Cowen Royalty and the deferment of principal payments under the amended Oxford/SVB loan agreement, and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations through the fourth quarter of 2011. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not be able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.

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

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through June 30, 2011, we received aggregate net cash proceeds of approximately $215.1 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

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

On June 30, 2011, we amended the existing loan agreement with Oxford and SVB to provide for, among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and deferral of principal repayment to commence on February 1, 2012. In connection with entering into the amended Oxford/SVB loan agreement, we issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of our common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. In addition, in July 2011 we issued and sold $388,601 shares of our common stock to Cowen Royalty in connection with the equity and royalty financing for net proceeds of $1.5 million to us. The Amended Oxford/SVB Agreement consists of a $25.0 million term loan and a $10.0 million revolving credit facility. The obligations under the amended Oxford/SVB loan agreement are collateralized by our intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).

The amended Oxford/SVB loan agreement includes financial covenants requiring that we achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The agreement also includes a covenant that the audit report accompanying our year-end consolidated financial statements for fiscal year 2010 and thereafter not include a “going concern” qualification. In March 2011, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. In addition, the amended Oxford/SVB loan agreement prohibits us from (1) incurring any debt other than, among other things, debt under the amended Oxford/SVB loan agreement, and (2) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000, and also prohibits the occurrence of a change in control of our company as defined in the amended Oxford/SVB loan agreement. The agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement, (3) we default in the payment of any amount payable under the agreement when due, or (4) we breach any covenant in the agreement (subject to a grace period in some cases). The $25.0 million term loan bears an interest rate of 12.06% per annum. Payments consist of monthly interest only payments for the first 12 months followed by principal and interest payments for the subsequent 30 months. The term loan requires a final payment of $1.2 million, in addition to the repayment of unpaid principal, at the loan maturity date, which is January 1, 2014. We have the option to prepay the outstanding balance of the term loan in full subject to a prepayment fee of either 2% or 3% of the principal amount being prepaid depending upon when the prepayment occurs as well as the $1.2 million final payment. Under the terms of the revolving credit facility, we may borrow up to $10.0 million, but not more than a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrue interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, we pay a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. If the revolving credit facility is terminated, a final payment is required in the amount of $0.1 million, $0.2 million or $0.3 million depending upon when the termination occurs. The amended Oxford/SVB loan agreement matures on the earliest of January 1, 2014, the occurrence of an event of default resulting in our obligations becoming due and payable in accordance with the amended Oxford/SVB loan agreement or the date of any prepayment of all outstanding obligations under the Amended Oxford/SVB loan agreement, at which time a final payment of $0.1 million, plus all unpaid principal, must be paid in full. As of June 30, 2011, we had borrowed $3.7 million under the revolving credit facility.

On July 18, 2011, we closed the royalty financing agreement with Cowen Royalty, or the financing agreement. Under the terms of the financing agreement, we borrowed $30.0 million and we are obligated to repay such borrowed amount together with a specified return to Cowen Royalty, through the payment of tiered royalties ranging from .5% to 5% of our direct product sales, co-promotion revenues and out-license revenues, or collectively, revenue interest that we may record or receive as a result of worldwide commercialization of our products including Sumavel DosePro, Zohydro and other future products.

We are also obligated to make three fixed payments of $10 million on (or before at our option) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the amended Oxford/SVB loan agreement while balances remain outstanding under that facility.

We have the option to terminate the financing agreement at our election in connection with a change of control of our company, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interest and principal payments received by Cowen Royalty up to the date of prepayment.

Cowen Royalty has the option to terminate the financing agreement at its election in connection with a change of control of our company (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro), a bankruptcy event with respect to our company or an event of default under the financing agreement. Upon such a termination by Cowen Royalty, we are obligated to make a payment of a base amount of $45 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

Unless terminated earlier as discussed above, the financing agreement terminates on March 31, 2018.

We depend in part upon borrowings available under the revolving credit facility provided under the amended Oxford/SVB loan agreement, the term loan obtained under the Oxford/SVB loan agreement and the borrowed amount under the Cowen Royalty financing agreement to finance our ongoing operations. Accordingly, any termination of those agreements, or any requirement that we repay any of our outstanding term loans or the borrowed amount under the financing agreement, whether as the result of our default under the applicable agreement or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Cash and Cash Equivalents. Cash and cash equivalents totaled $7.7 million and $49.2 million at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes our cash flows used in operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(40,507)	$(35,821)
Investing activities	(366)	(1,162)
Financing activities	(627)	(3,435)

Decrease in cash and cash equivalents	$(41,500)	$(40,418)

Operating Activities. Net cash used in operating activities was $40.5 million and $35.8 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used for the six months ended June 30, 2011and 2010 primarily reflects the use of $34.4 million and $34.0 million, respectively for operations (excluding non-cash items), investments of $0.3 million and $2.2 million, respectively, in commercial inventory of Sumavel DosePro, and cash used of $5.8 million and cash provided of $0.4 million, respectively, for other working capital uses.

Investing Activities. Net cash used in investing activities was $0.4 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.4 million to $0.9 million in the last six months of 2011. These planned capital expenditures primarily relate to further investments in our manufacturing operations toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash used in financing activities was $0.6 million and $3.4 million for six months ended June 30, 2011 and 2010, respectively. Net cash used in financing activities for the six months ended June 30, 2011 relates to the repayment of the GE Capital equipment financing of $0.6 million, payment of fees to Oxford in connection with the amended Oxford/SVB loan agreement of $0.1 million and net proceeds from our revolving credit facility of $0.1 million. Net cash used in financing activities for the six months ended June 30, 2010 relates to payments on borrowings of debt.

Our sources of liquidity include our cash balances, cash receipts from the sale of Sumavel DosePro, our debt facilities, and the proceeds from the recently completed equity and royalty financing with Cowen Royalty. As of June 30, 2011, we had $7.7 million in cash and cash equivalents and in July 2011, we received an additional $29.5 million in cash under our equity and royalty financing with Cowen Royalty. Other potential sources of near-term liquidity include (i) entering into a commercialization agreement for Zohydro or a licensing arrangement on our DosePro technology, (ii) equity, debt or other financing or (iii) leveraging our sales force capacity to promote a new product.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through June 30, 2011, we received aggregate net cash proceeds of approximately $263.9 million from the sale of shares of our preferred and common stock, the issuance of a notes and payments from collaborators. Although we will continue to be opportunistic in our efforts to obtain cash, there is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable. In addition, as a result of our outstanding loan with Oxford and SVB, our ability to engage in debt financing transactions is subject to certain limitations and certain debt financing transactions, if consummated, may accelerate our repayment obligations to Oxford and SVB.

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

As described above, under our amended Oxford/SVB loan agreement, we are subject to financial covenants that require us to achieve certain revenue targets in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00 and we are also subject to other covenants and obligations under that agreement. Likewise, the amended Oxford/SVB loan agreement permits the lenders to demand the immediate repayment of all borrowings and other amounts outstanding thereunder if, among other customary events of default, the lender determines, in its sole discretion that a material adverse change with respect to us has occurred. As noted above, we have agreed to specified positive and negative covenants under the financing agreement with Cowen Royalty and upon a termination by Cowen Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the payments received by Cowen Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

If we fail to pay amounts owing under either our loan or financing agreements when due, if we breach our other covenants or obligations under either of these agreements, or if other events of default under either of these agreements occur, the applicable lenders would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2009, 2010 and 2011 we were required to obtain amendments or waivers under our credit facilities.

We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product and, if approved, product candidates. We expect our development and commercialization expenses to be substantial and to increase over the next few years as we continue to grow the Sumavel DosePro brand and continue to advance our Zohydro product through Phase 3 clinical trials and potentially through commercialization.

Although it is difficult to predict future liquidity requirements, based on our current operating plan we believe that our cash and cash equivalents as of June 30, 2011, together with future product revenue, our recently completed equity and royalty financing with Cowen Royalty , and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations through the fourth quarter of 2011. We will need to obtain additional capital to finance our operations beyond that point through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. There can be no assurance that we will be able to raise additional funds from any of these sources on terms we deem acceptable, or at all. In addition, future issuance of equity, convertible or other equity-linked securities could materially dilute the ownership interests of holders of our common stock and additional debt financing could result in a material increase in the amount of cash necessary to fund debt service payments and also could require that we comply with financial and other covenants that limit our flexibility and operations. In addition, the fact that we have pledged substantially all of our assets to secure our existing loan facilities will likely increase the cost, perhaps substantially, of any additional debt financing we may obtain or prevent us from obtaining additional debt financing altogether.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We will now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the six months ended June 30, 2011.

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

In June 2011, the FASB issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. The updated guidance is effective for fiscal and interim periods beginning after December 15, 2011, with early adoption permitted. The adoption of this updated standard is not expected to have a material effect on our results of operations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2011 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Our $10.0 million revolving credit facility with Oxford and SVB bears interest at the greater of 3.29% above SVB’s prime rate or 7.29%. As of June 30, 2011, we had $3.6 million outstanding on this revolving credit facility.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the six months ended June 30, 2011, approximately $5.3 million (based on exchange rates as of June 30, 2011) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Disclosure Controls and Procedures

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Qand our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Business and Industry

We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts. *

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, and borrowings under our loan agreements with Cowen Healthcare Royalty Partners II, L.P, or Cowen Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, Silicon Valley Bank, or SVB, and General Electric Capital Corporation, or GE Capital. We believe, based on our current operating plan, that our cash and cash equivalents, future revenues, availability under our debt facilities as of June 30, 2011 and the recently completed royalty financing with Cowen Royalty and amended loan agreement with Oxford and SVB to defer principal payments to February 2012, will be sufficient to fund our operations through the fourth quarter of 2011. We will need to obtain additional funds to finance our operations beyond that point in order to:

•	maintain and continue to increase our sales and marketing activities for Sumavel DosePro;

•	qualify secondary sources for the manufacturing of Sumavel DosePro;

•

fund our operations, continue to conduct clinical trials of Zohydro, initiate clinical trials for Relday and fund development of any other product candidate to support potential regulatory approval of marketing applications; and

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

In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Sumavel DosePro;

•	the timing of regulatory approval, if granted, of Zohydro or any other product candidates;

•

the rate of progress and cost of our clinical trials and other product development programs for Zohydro, Relday and our other product candidates and any other product candidates that we may develop, in-license or acquire;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Sumavel DosePro, Zohydro, Relday and any of our other product candidates;

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

Until we can generate a sufficient amount of product revenue and cash flow from operations and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt financings, receivables financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we have generally experienced monthly growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through June 30, 2011, we have at certain times experienced a reduction in total and new prescriptions month over month. If we fail to successfully increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

We are at an early stage of commercialization and have a history of net losses and negative cash flow from operations. We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for at least the next several years. *

We were organized in 2006, have a limited operating history and there is little historical basis upon which to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies in the early stages of commercialization.

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for 2009, 2010 and the six months ended June 30, 2011, we incurred net losses of $45.9 million, $73.6 million and $38.2 million, respectively, our net cash used in operating activities was $32.4 million, $72.0 million, and $40.5 million, respectively, and, at June 30, 2011, our accumulated deficit was $236.3 million. We expect our losses and negative cash flow to continue for at least the next several years as a result of the development expenses in connection with our ongoing clinical development for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force includes approximately 80 sales representatives who are promoting Sumavel DosePro primarily to neurologists and other key prescribers of migraine medications, including headache clinics and headache specialists in the United States. We have initiated activities to expand our sales force in the United States to approximately 95 sales representatives by the end of the third quarter of 2011. Although we believe we have adequately sized our sales force in order to reach this targeted audience, we may either increase or decrease the size of our sales force in the future based upon market conditions and actual sales performance. In addition, we could lose sales personnel or the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly larger sales and marketing organizations, and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them with the commercial infrastructure we have developed.

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

For the three and six months ended June 30, 2011, the Astellas Segment represented approximately 40% of our net product revenue. Under the terms of the co-promotion agreement, Astellas could terminate the agreement for any or no reason upon 180-days written notice. The co-promotion agreement may also be terminated by Astellas or us for a number of other specified reasons, some of which are beyond our control. In the event Astellas terminates the agreement for specified reasons or a material uncured breach by us of our minimum sales effort obligations, we would be required to pay Astellas only the first of the two annual tail payments described above.

In addition, either party may terminate the agreement based upon a failure of the Sumavel DosePro brand to achieve certain minimum sales levels in 2011 as defined in the co-promotion agreement. Based on our net product revenue through June 30, 2011, we do not expect to meet these 2011 minimum sales levels for Sumavel DosePro, and therefore expect that both we and Astellas will have the right to terminate the agreement on this basis. If either party were to exercise this termination right, it must provide 90 days’ written notice to the other party after the actual net sales of Sumavel DosePro through December 31, 2011 have been ascertained. In the event of such a termination relating to sales levels of Sumavel DosePro, we would be required to make two annual tail payments calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment.

In addition, Astellas may terminate the co-promotion agreement in the event we undergo a change of control (as defined in the agreement), if a governmental authority takes action that prevents or makes it unlawful for Astellas to perform its obligations under the agreement, in the event of our inability to supply commercial product, under certain circumstances where a third party asserts that the making or selling of Sumavel DosePro infringes the intellectual property rights of a third party, if we materially breach our minimum sales effort obligations and do not cure that breach within a specified period, upon the occurrence of a large scale recall or market withdrawal of Sumavel DosePro, upon a material uncured breach by us or in the event of our insolvency or bankruptcy or other event which affects our ability to perform our obligations under the agreement. Accordingly, we cannot assure you that Astellas will not terminate the agreement under these circumstances. As an alternative to termination, we and Astellas could agree to amend or otherwise restructure the current co-promotion agreement. Such amendment or restructuring could change the financial terms of our agreement, change our respective minimum sales force requirements, or otherwise materially alter our co-promotion relationship. Such an amendment or restructuring could require us to expand our sales force or otherwise invest significant additional financial resources in order to adequately support the successful sales and marketing of Sumavel DosePro.

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

If Sumavel DosePro, Zohydro, if approved, or any other product candidate for which we receive regulatory approval does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.

The commercial success of Sumavel DosePro, Zohydro, if approved, and any product candidates for which we obtain marketing approval from the U.S. Food and Drug Administration, or FDA, or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved product by third-party payors is also necessary for commercial success. The degree of market acceptance of Sumavel DosePro and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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

In addition, products used to treat and manage pain, especially in the case of opioids, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the DEA as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. Zohydro contains hydrocodone, and we anticipate it will be regulated as a Schedule II controlled substance, and despite the strict regulations on the marketing, prescribing and dispensing of such substances, illicit use and abuse of hydrocodone is well-documented. Thus, the regulatory approval process and the marketing of Zohydro may generate public controversy that may adversely affect regulatory approval and market acceptance of Zohydro.

Our efforts to educate the medical community and third-party payors on the benefits of Sumavel DosePro, Zohydro, if approved, and any of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from these products to become or remain profitable.

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we recently experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product and product candidates, warehouse and distribute Sumavel DosePro and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and development of Zohydro could be delayed.

Our short operating history makes it difficult to evaluate our business and prospects.

We commenced our operations on August 25, 2006. Our operations to date have been limited to organizing and staffing our company, scaling up manufacturing operations with our third-party contract manufacturers, building a sales and marketing organization, conducting product development activities for our product and product candidates, in-licensing rights to Zohydro and Relday, and commercializing Sumavel DosePro. Moreover, Sumavel DosePro is our only product that is approved for sale. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We depend on wholesale pharmaceutical distributors for retail distribution of Sumavel DosePro, and if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, individually comprised 46.2%, 34.8% and 11.1%, respectively of our total gross sales of Sumavel DosePro for the six months ended June 30, 2011, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We expect intense competition, including from generic products, and if our competitors market and/or develop treatments for migraine or pain that are marketed more effectively, approved more quickly than our product candidates or demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. Many large, well-capitalized companies offer products in the United States that compete with Sumavel DosePro. Sumavel DosePro currently competes with branded products in the triptan class such as Imitrex and Treximet marketed by GlaxoSmithKline, or GSK, as well as six other branded triptan therapies being sold by AstraZeneca PLC, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Merck & Co., Inc., and Pfizer Inc. Nautilus Neurosciences, Inc. also began selling Cambia, diclofenac potassium for oral solution, for the treatment of migraine in June 2010. In addition, we face competition from generic sumatriptan injection, now marketed in the United States as an authorized generic of the Imitrex STATdose System, or Imitrex STATdose, by Par Pharmaceutical Companies, Inc. and Sandoz Inc. (a Novartis AG company). In addition, in June 2010 the FDA approved Alsuma (sumatriptan injection), a needle-based autoinjector which was developed and is manufactured by Meridian Medical Technologies (now owned by Pfizer Inc.), and is being distributed by US WorldMeds, LLC. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies, and most recently, the FDA granted approval for a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited in June 2011. Although these products may not be directly substituted for Sumavel DosePro, generic versions of sumatriptan injection and alternative autoinjector forms of sumatriptan injection may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients.

If approved for the treatment of moderate to severe chronic pain, we anticipate that Zohydro would compete against other marketed branded and generic pain therapeutics. Opioid therapeutics generally fall into two classes: codeines, which include oxycodones and hydrocodones, and morphines. Zohydro is a hydrocodone, the most commonly prescribed opioid in the United States, and we expect Zohydro will compete with therapeutics within both the codeine and morphine classes. These therapeutics include both Schedule II and Schedule III products being marketed by companies such as Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Inc., Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Watson Pharmaceuticals, Inc.

In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as Merck & Co., Inc., and other smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. If approved, Zohydro may also compete with at least fifteen opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including extended-release hydrocodone product candidates being developed by Cephalon, Inc., Egalet A/S and Pfizer, Inc. Zohydro may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Elite Pharmaceuticals, Inc., Javelin Pharmaceuticals, Inc., Pfizer Inc. and QRxPharma Ltd.

If approved for the treatment of schizophrenia and/or bipolar I disorder, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, and Zyprexa Relprevv marketed by Eli Lilly & Company. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca PLC, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (Iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Schering-Plough, Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, Inc., NuPathe, Inc., and Vanda Pharmaceuticals, Inc, each of which has announced they are developing long-acting antipsychotic product candidates.

We expect Sumavel DosePro and, if approved, Zohydro and any of our other product candidates to compete on the basis of, among other things, product efficacy and safety, time to market, price, patient reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop needle-free injectable products, products to address chronic pain or other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. If any of our product candidates receive the requisite regulatory approval and classification and are marketed, the competition which we will encounter will have, and the competition we are currently encountering with our Sumavel DosePro product has had and will continue to have, an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

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

We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and a sole source supplier for clinical supply of Zohydro, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro and Zohydro could be delayed.

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro or any other products or product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Final aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreement, Elan Pharma International Ltd., or Elan, is the exclusive manufacturer of Zohydro. We may never be able to establish additional sources of supply for Zohydro.

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

If our contract manufacturers or suppliers fail to deliver the required commercial quantities of Sumavel DosePro and its various components, the quantities of Zohydro or any of our other product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our product, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.

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

Zohydro is subject to extensive regulation, and we cannot give any assurance that it or any of our other product candidates will receive regulatory approval or be successfully commercialized.

We currently are developing Zohydro for the treatment of moderate to severe chronic pain. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of opioid drug products, among other things, are subject to extensive regulation by the FDA, the DEA and other regulatory authorities in the United States. We are not permitted to market Zohydro in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for Zohydro or any of our other product candidates, or that any such product candidates will be successfully commercialized.

We have not yet completed all necessary studies, nor submitted a new drug application, or NDA, or received marketing approval, for Zohydro. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Zohydro has undergone Phase 1 pharmacokinetics studies as well as Phase 2 clinical trials. However, these studies and trials were conducted by a third party and, accordingly, we did not directly participate in their design or execution. In addition, we will also need to successfully complete Phase 3 clinical trials to establish its safety and efficacy, additional Phase 1 studies, and additional pre-clinical studies prior to our submission of an NDA to the FDA for approval. We initiated the Phase 3 clinical development program for Zohydro in March 2010 and completed enrollment in our single pivotal Phase 3 efficacy trial, Study 801, in February 2011 and in our open-label Phase 3 trial, Study 802, in December 2010. Zohydro and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. Furthermore, product candidates such as Zohydro may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

If we are unable to obtain regulatory approval for Zohydro or any other product candidates on the timeline we anticipate, we will not be able to execute our business strategy effectively and our ability to generate additional revenues beyond Sumavel DosePro will be limited, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of Zohydro or any of our other product candidates, which could prevent or significantly delay their regulatory approval.

Our Zohydro product candidate and our other product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Zohydro or any other product candidate, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate is safe and effective, and similar regulatory approvals would be necessary to commercialize the product candidate in other countries.

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

With regard to Zohydro, data from a Phase 2 clinical trial in osteoarthritis patients has shown what we believe is a clinically acceptable safety profile and a pharmacodynamic profile which supports further product development for the treatment of moderate to severe chronic pain in patients requiring around-the-clock opioid therapy for an extended period of time. In the two Phase 2 clinical trials conducted to date, patients experienced mild to moderate adverse events, including nausea, vomiting, headache, dizziness, sweating, constipation and drowsiness, which are similar to the reported side effects of opioids currently prescribed for chronic pain. However, our licensor, Elan conducted these trials and we have not independently verified the data or completed any of our own Phase 2 or Phase 3 trials for this product candidate. In addition, these results may not be predictive of results obtained in our ongoing Phase 3 clinical trials or any other required future trials, and we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or approvals for commercially viable uses. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro is not shown to be safe and effective in clinical trials, this program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of clinical testing for Zohydro or pre-clinical or clinical testing for any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval or generate revenues. *

Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for Zohydro or pre-clinical or clinical testing for Relday or any of our other product candidates could significantly affect our product development costs and business plan. In March 2010, we initiated a Phase 3 clinical development program for Zohydro, including a pivotal efficacy trial. Phase 3 clinical efficacy trials, in general, are significantly more complex and time-consuming and involve more patients than the Phase 1 and 2 clinical trials that have been completed to date. We do not know whether our Phase 3 clinical trials of Zohydro will be completed on schedule, if at all. We expect to initiate clinical testing for Relday in patients in schizophrenia in early 2012. In addition, we do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We believe that we have planned and designed an adequate Phase 3 clinical trial program for Zohydro, and we presented the trial design for our Phase 3 trials to the FDA at our End of Phase 2 meeting in June 2008. Although we believe the FDA has generally agreed with the design of our Phase 3 clinical trial program, the FDA could still determine that it is not satisfied with our plan or the details of our pivotal clinical trial protocols and designs. While the FDA has provided us with a written record of our discussions and responses to our questions at our End of Phase 2 meeting, such records and responses do not guarantee that the FDA will deem our trial design to be sufficient for the purpose of obtaining marketing approval for Zohydro. We did not seek a Special Protocol Assessment from the FDA for our ongoing pivotal Phase 3 efficacy study for Zohydro (Study 801).

In addition, while we completed enrollment in Study 801 in February 2011 and in our open-label Phase 3 trial, Study 802, in December 2010, chronic pain patients have historically been difficult to keep enrolled in clinical trials. If a significant number of patients fail to stay enrolled in any of our current or future clinical trials of Zohydro and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

•	lack of effectiveness of any product candidate during clinical trials;

•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•	failure of our CROs or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	in the case of Zohydro, regulatory concerns with opioid products generally and the potential for abuse and diversion of the drugs; and

•	unfavorable results from on-going clinical trials and pre-clinical studies.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for Zohydro and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our competitors could receive FDA approval for an extended-release hydrocodone product before we receive FDA approval for Zohydro, and thus could be granted regulatory exclusivity that could significantly delay our ability to receive approval for and commercialize Zohydro and therefore dramatically reduce its market potential. Our competitors could also pursue regulatory and other strategies to combat competition from 505(b)(2) products, which also may negatively affect the approval and commercialization of Zohydro and any of our other product candidates.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, we obtained FDA marketing approval of Sumavel DosePro under Section 505(b)(2), and we intend to submit the NDA for Zohydro under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for hydrocodone.

Certain of our competitors may file a 505(b)(2) application for extended-release hydrocodone either before or shortly after we submit our own NDA for Zohydro. The first approved 505(b)(2) applicant for a particular condition of use, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Three-year Hatch-Waxman exclusivity delays the FDA’s approval of other 505(b)(2) applicants for the same condition of use or change to the drug product that was granted exclusivity, regardless of the date of submission of each NDA. We believe that several competitors are developing extended-release hydrocodone products, and if the FDA approves a competitor’s 505(b)(2) application for its extended-release hydrocodone product before our application, and granted the competitor three-year exclusivity, the FDA would be precluded from making effective our NDA for Zohydro until after that three-year exclusivity period has run, and such delay would dramatically reduce our expected market potential for Zohydro. Additionally, even if our 505(b)(2) application for extended-release hydrocodone is approved first, we may still be subject to competition by other hydrocodone products, including approved products or other 505(b)(2) applications for different conditions of use that would not be restricted by the three-year exclusivity.

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

If any of these strategies are successful, our ability to obtain approval of and commercialize Zohydro and any of our other product candidates for which we rely on Section 505(b)(2) will be adversely affected.

We rely on third parties to conduct our pre-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have agreements with third-party CROs to conduct our ongoing Phase 3 trials for Zohydro, and anticipate that we may enter into other such agreements in the future regarding any of our other product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMPs, regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

The development of a REMS for Zohydro could cause significant delays in the approval process for Zohydro and will add additional layers of regulatory requirements, including the requirement for a Medication Guide and educational requirements for prescribers and patients, which could significantly impact our ability to commercialize Zohydro and dramatically reduce its market potential. *

The Food and Drug Administration Amendments Act, or FDAAA, added Section 505-1 to the FFDCA. Section 505-1 permits FDA to require a REMS for a drug product to ensure the safe use of the drug. A REMS is a strategic safety program that the FDA requires to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years and seven years after the strategy’s approval.

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

An extended-release formulation of hydrocodone, such as Zohydro, will be required to have a REMS that contains the elements of the recently-issued class-wide REMS for long-acting and sustained-release opioids. We intend to submit a REMS at the time of the NDA submission for Zohydro. The development of the REMS could cause significant delays in the approval process for Zohydro, and the educational requirements and requirements for a Medication Guide for patients could significantly impact our ability to commercialize Zohydro and dramatically reduce its market potential.

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

Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force of approximately 80 representatives primarily targeting neurologists and other key prescribers of migraine medications, including headache clinics and headache specialists. We have initiated activities to expand our sales force in the United States to approximately 95 sales representatives by the end of the third quarter of 2011. In addition, in July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro is also being marketed by Astellas in the United States promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians, and urologists by approximately 400 Astellas sales representatives. In order to expand the market opportunity for any additional product candidates that receive regulatory approval into the broader primary care physician audiences, we will need to continue to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such product candidates. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to commercialize any product candidates that may receive regulatory approval, we are likely to receive less revenues than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately commercialize any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow our business. In that regard, our DosePro delivery system cannot be used with drug formulation volumes greater than 0.5 mL, which will likely limit its use with drugs requiring larger formulation volumes. *

As part of our growth strategy we intend to seek to expand our product pipeline by exploring acquisition or in-licensing opportunities of proven drugs that can be paired with our DosePro needle-free drug delivery system. However, the current version of our DosePro drug delivery system cannot be used with drug formulation volumes greater than 0.5 mL. Many marketed and development-stage injectable products, including most biologics, have formulation volumes greater than 0.5 mL and would require reformulation, if possible, to accommodate the approved doses in smaller volumes that are compatible with DosePro. Any reformulation may increase the risk of failure during development, extend the development timelines, increase development costs and add complexity to the regulatory approval process and in some cases reformulation may not be possible. If we are not able to identify additional drug compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, our ability to develop additional product candidates and grow our business would be adversely affected. We will also seek opportunities to out-license the DosePro technology to partners seeking to enhance, differentiate, or extend the life-cycle of their injectable products. If we are unable to secure partnerships with companies that have compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, we will not be able to generate revenues from out-licensing our DosePro technology.

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

Furthermore, we intend to in-license, acquire, develop and/or market additional products and product candidates in the areas of pain and central nervous system, or CNS, disorders. For example, in July 2011, we entered into a development and license agreement with Durect Corporation for a proprietary, long-acting, injectable formulation of risperidone using Durect’s SABER controlled-release formulation technology in combination with our DosePro technology. Durect will be responsible for non-clinical, formulation and CMC development responsibilities. As a result, we will be dependent on Durect’s successful completion of its responsibilities for Relday. In addition, because our internal research and development capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

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

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including pre-clinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. We expect to initiate clinical testing for Relday in patients in schizophrenia in early 2012. We may not be able to obtain necessary approvals to initiate such clinical testing in a timely manner or at all. In addition, all product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

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

We increased our full-time employees from 48 as of October 31, 2009 to 146 as of June 30, 2011. In addition, we have initiated activities to expand our sales force in the United States from approximately 80 sales representatives to approximately 95 sales representatives by the end of the third quarter of 2011. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

•

manage our internal and external commercialization efforts for Sumavel DosePro effectively while carrying out our contractual obligations to Astellas and other third parties and complying with all applicable laws, rules and regulations;

•

manage our internal development efforts for Zohydro, Relday and our other product candidates effectively while carrying out our contractual obligations to licensors, collaborators and other third parties and complying with all applicable laws, rules and regulations;

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the areas in Southern and Northern California, where we currently operate. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital and our ability to implement our business strategy. The loss of the services of any members of our senior management team, especially our Chief Executive Officer, Roger L. Hawley, and President and Chief Operating Officer, Stephen J. Farr, Ph.D., could negatively impact the commercialization of Sumavel DosePro and could delay or prevent the development and commercialization of any other product candidates, including Zohydro. In addition, under the terms of our amended and restated loan and security agreement with Oxford and SVB, if our Chief Executive Officer, Chief Financial Officer or President resigns, is terminated or is no longer actively involved in his or her current position and is not replaced by a person acceptable to our board of directors within 120 days, an event of default would be triggered under the agreement, and the lenders would be able to demand immediate repayment of all borrowings outstanding under the agreement. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, our locations in California in particular are characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Sumavel DosePro, Zohydro, if approved, or any of our other product candidates for which we may receive regulatory approval on reasonable pricing terms, their commercial success may be severely hindered.

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

The commercial use of our product and clinical use of our product and product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Sumavel DosePro, or an applicable foreign regulatory authority. Our product and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Sumavel DosePro or our product candidates could result in injury to a patient or even death. For example, because our DosePro technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Zohydro is an opioid pain reliever that contains hydrocodone, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our product or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10 million per occurrence and a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Sumavel DosePro, approval of Zohydro or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Sumavel DosePro and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse affect our business, results of operations, financial condition and prospects.

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

Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the six months ended June 30, 2011, $5.3 million (based on exchange rates as of June 30, 2011) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.*

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of our reliance on our partnership with Astellas to co-promote Sumavel DosePro. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss applicable to common stockholders was $45.9 million in 2009, $73.6 million in 2010, and $38.2 million for the six months ended June 30, 2011 and our cash used in operating activities was $32.4 million in 2009, $72.0 million in 2010 and $40.5 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $236.3 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years as a result of the development expenses incurred in connection with our ongoing clinical development for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro. In addition, if we obtain regulatory approval for Zohydro or any of our other product candidates, we expect to incur significant sales, marketing and manufacturing expenses as well as continued development expenses. As a result, we are and will remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. We cannot assure you that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and lack of sufficient working capital raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. In addition, our amended loan and security agreement with Oxford and SVB includes a covenant that the audit reports accompanying our annual consolidated financial statements for fiscal year 2010 and thereafter not include a going concern qualification and any breach of that covenant would permit the lenders to demand immediate repayment of all loans outstanding under the agreement and to seize and sell the collateral. In March 2011, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm which includes a modification of standard report for going concern uncertainty.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of June 30, 2011, the principal amount of our total indebtedness was approximately $26.7 million. In July 2011, we completed the royalty financing transaction with Cowen Royalty, which increased our total indebtedness by an additional $30.0 million. We have and expect to continue to make borrowings under our $10.0 million revolving credit facility to fund working capital and other cash needs and we may incur substantial additional indebtedness in the future, both under our $10.0 million revolving credit facility and any other debt facilities we may enter into in the future. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

Our debt instruments contain a number of financial covenants and other provisions, including a requirement that we attain specified future levels of revenues, which, if violated, could result in the immediate acceleration of our outstanding indebtedness. *

Our $35.0 million amended and restated loan and security agreement with Oxford and SVB includes covenants requiring, among other things, that (1) we achieve, as of the last day of each month, measured on a trailing three-month basis, actual revenues of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00, and (2) the audit report accompanying our year-end consolidated financial statements for fiscal year 2010 and thereafter not include a going concern qualification. As discussed above, the audit report from our independent registered public accounting firm accompanying our 2010 consolidated financial statements includes a modification of the standard report for the going concern uncertainty, as a result, our results of operations and financial condition will have to improve to a point where our auditors can deliver their audit report without this qualification in order to avoid a breach of this covenant. In addition, the amended loan agreement prohibits us from (1) incurring any debt other than, among other things, debt under the amended loan agreement, (2) entering into sale and leaseback transactions (3) a change in our management such that our Chief Executive Officer, Chief Financial Officer or President resigns, is terminated or is no longer actively involved in our management in his or her current position and is not replaced with a person acceptable to our board of directors within 120 days and (4) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000, and also prohibits the occurrence of a change in control of our company. Under the amended loan agreement, a “change in control” will be deemed to occur if, among other things, our stockholders as of the effective date of the amended loan agreement cease to hold (a) at least 60% of our capital stock or (b) capital stock having a majority of the ordinary voting power in the election of our directors. The agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement, (3) we default in the payment of any amount payable under the agreement when due, or (4) we breach any covenant in the agreement (subject to a grace period in some cases). In connection with the Cowen Royalty transaction, we paid off all outstanding amounts under our loan and security agreement with GE Capital. In 2009, 2010 and 2011, we were required to obtain amendments or waivers under our credit facilities, and we may in the future need to obtain waivers or amendments under our credit facilities or other debt instruments, in order to avoid a breach or default, particularly if our business deteriorates or does not perform in accordance with our expectations.

Our $30.0 million royalty financing agreement with Cowen Royalty obligates us to make payments to Cowen Royalty of $10.0 million on each of January 31, 2015, 2016 and 2017, as well as fixed percentages of amounts received or recorded from our products sales. Our $35.0 million amended and restated loan and security agreement with Oxford and is secured by all our assets (including, among other things, intellectual property, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). Our obligations under the Cowen Royalty financing agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the amended and restated loan and security agreement) in all of our assets, including intellectual property and other rights to the extent necessary or used to commercialize our products. The security interest will be extinguished once the aggregate payments made by us to Cowen Royalty equals $75.0 million. Each agreement contains provisions which allow the lenders to demand immediate repayment of the debt and to seize and sell the collateral to pay that debt upon the occurrence of an event of default under the agreement. If we are unable to pay the indebtedness secured by collateral when due, whether at maturity or if declared due and payable by the lender following a default, the lender generally has the right to seize and sell the collateral securing that indebtedness.

In addition, Cowen Royalty has the option to terminate the royalty financing agreement at its election in connection with our change of control (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro), a bankruptcy event with respect to us or an event of default under the royalty financing agreement. Upon such a termination by Cowen Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the payments received by Cowen Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

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

As a result, any failure to pay our debt service obligations when due, any breach or default of our covenants or other obligations under debt instruments, or any other event that allows any lender to demand immediate repayment of borrowings, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, the arrangement under the royalty financing agreement with Cowen Royalty may make us less attractive to potential acquirers, and in the event that we exercised our change of control pay-off option in order to carry out a change of control, the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

We may raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities. Our amended and restated loan and security agreement with Oxford and SVB is secured by all our assets, including, among other things, intellectual property, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general and tangibles and cash. Our obligations under the Cowen Royalty financing agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the amended and restated loan and security agreement) in all assets of our, including intellectual property and other rights to the extent necessary or used to commercialize our products. The security interest will be extinguished once the aggregate payments made by us to Cowen Royalty equals $75.0 million.

Each such agreement contains provisions which allow such lenders to accelerate the debt and seize and sell the collateral if, among other things, we fail to pay principal or interest when due or breach our obligations under the agreements or if a material adverse change in our business or any other event of default occurs. Any future debt financing we enter into may involve more onerous covenants that restrict our operations and will likely allow the lenders to accelerate the debt and seize and sell any collateral following a default. Our obligations under our outstanding debt agreements or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.

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

In the case of Zohydro and any other product candidates or products containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. In that regard, because all of our contract manufacturers for Sumavel DosePro are located outside the United States, they may be subject to foreign laws and regulations governing the manufacture of drugs and devices, and any failure by them to comply with those laws and regulations may delay or interrupt supplies of our product.

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

Sumavel DosePro, Zohydro and our other product candidates may cause undesirable side effects or have other unexpected properties that could result in post-approval regulatory action.

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

While the adverse reaction profile for Zohydro has not yet been fully characterized in Phase 3 clinical trials, in two completed Phase 2 studies of Zohydro patients experienced mild to moderate adverse events, such as nausea, vomiting, headache, dizziness, sweating, constipation and drowsiness, which are similar to the reported effects of opioids currently prescribed for chronic pain.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates.

Our development and commercialization strategy for Zohydro depends upon the FDA’s prior findings of safety and effectiveness of Zohydro based on data not developed by us, but which the FDA may rely upon in reviewing our NDA.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Similar to Sumavel DosePro, we intend to submit the NDA for Zohydro under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for hydrocodone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Zohydro, the FDA may require us, and did require us with respect to Sumavel DosePro, to perform additional studies or measurements to support approval. In addition, the FDA’s interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA’s approach. Future challenges, including a direct challenge to the approval of our products, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of our products. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our products.

Zohydro will be subject to DEA regulations and, failure to comply with these regulations, or the cost of compliance with these regulations, may adversely affect our business.

Zohydro contains hydrocodone, a regulated “controlled substance” under the CSA, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as

Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Zohydro, because it is a single-entity hydrocodone product, is expected to be regulated by the DEA as a Schedule II controlled substance under the CSA. All Schedule II substance prescriptions, such as prescriptions for Zohydro, must be in writing and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA. Our failure to comply with these requirements could result in the loss of our DEA registration, significant restrictions on Zohydro, civil penalties or criminal prosecution.

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

Under the terms of our license agreement with Elan, Elan has the exclusive right to manufacture and supply both clinical and commercial supplies of Zohydro. While Elan is required to comply with applicable laws and regulations regarding controlled substances, we do not have any direct control over Elan’s compliance in these regards, and any failure by Elan to comply with those laws and regulations could result in a reduction or cessation of production of Zohydro.

Annual DEA quotas on the amount of hydrocodone allowed to be produced in the United States and our specific allocation of hydrocodone by the DEA could significantly limit the clinical development of Zohydro as well as the production or sale of Zohydro even if we obtain FDA approval.

The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual quotas. Because hydrocodone is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Elan, which has licensed us the right to sell Zohydro in the United States, if approved, was allocated a sufficient quantity of hydrocodone to meet our planned clinical and pre-clinical needs during 2010. However, in future years, we may need greater amounts of hydrocodone to sustain and complete our Phase 3 development program for Zohydro which we commenced in March 2010, and we will need significantly greater amounts of hydrocodone to implement our commercialization plans if the FDA approves Zohydro.

Moreover, we do not know what amounts of hydrocodone other companies developing product candidates containing hydrocodone may request for future years. The DEA, in assessing factors such as medical need, abuse and diversion potential and other policy considerations, may choose to set the aggregate hydrocodone quota lower than the total amount requested by the companies. Elan is permitted to petition the DEA to increase the annual aggregate quota after it is initially established, but there is no guarantee that the DEA would act favorably upon such a petition. Our procurement quota of hydrocodone may not be sufficient to meet our future clinical development needs or commercial demand if we receive regulatory approval for Zohydro. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for hydrocodone or a failure to increase it over time as we anticipate could delay or stop the clinical development of Zohydro or if approved, the product launch or commercial sale of Zohydro or cause us to fail to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Risks Related to Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection. *

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product, Sumavel DosePro, and our product candidate, Zohydro, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing Sumavel DosePro or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We in-license certain intellectual property for Zohydro from Elan, and certain intellectual property for Relday from Durect. We rely on these licensors to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property. We have not had and do not have primary control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, with respect to our license agreement with Elan, we cannot be certain that such activities by Elan have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Elan has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of the intellectual property rights that Elan has licensed to us, and enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of Elan. We are not entitled to control the manner in which Elan may defend the intellectual property that is licensed to us and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.

Most of our patents related to DosePro were acquired from Aradigm, who acquired those patents from a predecessor owner. Our patents related to Zohydro are licensed from Elan. Thus, most of our patents, as well as many of our pending patent applications, were not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, the former patent owners and our licensor might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners and Elan may not have been completely familiar with U.S. patent law, possibly resulting in inadequate disclosure and/or claims. This could possibly result in findings of invalidity or unenforceability of the patents we own and in-license, patents issuing with reduced claim scope, or in pending applications not issuing as patents.

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

We are a party to a license agreement with Elan, pursuant to which we license key intellectual property for Zohydro. We also recently entered into a license agreement with Durect, pursuant to which we license key intellectual property for Relday. These existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

We may also not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. For example, Elan, our licensor, is primarily responsible for the enforcement of the intellectual property rights related to Zohydro. Under the agreement, Elan has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer. If Elan decides not to commence or continue any action, they are required to notify us and grant us step in rights to enforce the in-licensed intellectual property. Such enforcement will require the cooperation of Elan, and we will be responsible for Elan’s reasonable expenses and attorney’s fees incurred as a result of that cooperation. We have limited control over the amount or timing of resources Elan devotes on our behalf or the priority they place on enforcing these patent rights to our advantage.

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

For the patents and patent applications related to Zohydro, Elan is obligated to maintain our in-licensed patents in the United States under our license agreement. Should Elan fail to pursue maintenance of our licensed patents and patent applications, Elan is obligated to notify us and, at that time, we will be granted an opportunity to maintain the prosecution and avoid withdrawal, cancellation, expiration or abandonment of the licensed U.S. patents and applications.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During this quarter ended June 30, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.59 to a high sale price of $5.12. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	announcements concerning our and Astellas’ commercial progress in promoting and selling Sumavel DosePro, including sales and revenue trends;

•	the development status of Zohydro or any of our other product candidates, including the results from our clinical trials;

•	FDA or international regulatory actions, including whether and when we receive regulatory approval, for any of our product candidates;

•

other regulatory developments, including the FDA’s potential grant of regulatory exclusivity to a competitor who receives FDA approval before us for an extended-release hydrocodone product, which could significantly delay our ability to receive approval for Zohydro;

•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results or intellectual property rights of others;

•	announcements relating to litigation, intellectual property or our business, and the public’s response to press releases or other public announcements by us or third parties;

•

variations in the level of expenses related to Zohydro or any of our other product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro, as well as the success and costs of our Zohydro and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•	fluctuations in the quarterly revenues of Sumavel DosePro, including our distributors’ inventory management practices and buying patterns and the performance by Astellas;

•	the level of underlying demand for Sumavel DosePro or any of our other product candidates that may receive regulatory approval;

•	ability to control production spending and underutilization of production capacity;

•	variations in the level of development expenses related to Zohydro or other development programs;

•	results of clinical trials for Zohydro;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our product and product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.*

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale resulting from our recent initial public offering lapse, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2011, we had 34,021,708 shares of common stock outstanding. Of these shares, approximately 14,436,493 are freely tradable, without restriction, in the public market.

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

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to meet compliance obligations .*

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

As of June 30, 2011, we had used $44.9 million of the $51.7 million net proceeds from our initial public offering. We used $11.6 million of these proceeds to fund Phase 3 clinical trials and related development activities for Zohydro, and $33.3 million to fund ongoing commercialization of Sumavel DosePro, and for working capital and other general corporate purposes. We invested the remainder of the proceeds in short and intermediate-term, interest-bearing obligations, investment-grade instruments or direct or guaranteed obligations of the U.S. government.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	August 11, 2011	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date:	August 11, 2011	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.7(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.8(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.10	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.11	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.12	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

4.13	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of June 30, 2011

10.1†	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of June 30, 2011 among the Registrant and Oxford Finance LLC

10.2†	Financing Agreement dated as of June 30, 2011 between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.3	Stock and Warrant Purchase Agreement dated as of June 30, 2011 between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.4†	Development and License Agreement dated as of July 11, 2011 between the Registrant and Durect Corporation

10.5#	Annual Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101	The following financial statements from Zogenix, Inc.’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, filed on August 11, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of

Exhibit Number	Description
Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.
(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.
(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.
†	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.