Form 10-Q
period 2011-09-30
ZOGENIX, INC.
filed 2011-11-10
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2011 was 65,184,844.

ZOGENIX, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,847	$49,172
Trade accounts receivable	5,947	4,474
Inventory, net	17,204	18,293
Prepaid expenses and other current assets	2,422	2,251

Total current assets	96,420	74,190

Property and equipment, net	14,668	15,434
Other assets	5,795	4,644

Total assets	$116,883	$94,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,415	$5,580
Accrued expenses	10,529	9,439
Accrued compensation	3,428	3,604
Revolving credit facility	4,503	3,449
Long-term debt, current portion	6,640	3,519
Deferred revenue, current portion	6,251	9,973

Total current liabilities	35,766	35,564

Long-term debt, less current portion	44,870	19,934
Deferred rent	316	360
Deferred revenue, less current portion	4,688	9,376
Other long-term liabilities	1,077	300

Commitments and contingencies

Stockholders’ equity:
Common stock	64	34
Additional paid-in capital	288,403	226,802
Accumulated deficit	(258,301)	(198,102)

Total stockholders’ equity	30,166	28,734

Total liabilities and stockholders’ equity	$116,883	$94,268

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Net product revenue	$8,835	$5,710	$24,986	$11,828
Contract revenue	1,563	1,348	4,688	2,810

Total revenue	10,398	7,058	29,674	14,638

Operating expenses:
Cost of sales	5,482	2,932	14,333	8,233
Royalty expense	343	216	972	598
Research and development	10,134	8,004	27,540	19,394
Selling, general and administrative	14,701	12,540	42,642	37,962

Total operating expenses	30,660	23,692	85,487	66,187

Loss from operations	(20,262)	(16,634)	(55,813)	(51,549)

Other income (expense):
Interest income	2	1	21	4
Interest expense	(2,470)	(5,426)	(4,984)	(6,938)
Change in fair value of warrant liability	546	187	546	(12,833)
Change in fair value of embedded derivatives	137	0	137	0
Other income (expense)	16	(253)	(86)	(113)

Total other income (expense)	(1,769)	(5,491)	(4,366)	(19,880)

Net loss before income taxes	(22,031)	(22,125)	(60,179)	(71,429)
Provision for income taxes	(7)	0	(20)	0

Net loss	$(22,038)	$(22,125)	$(60,199)	$(71,429)

Net loss per share, basic and diluted	$(0.59)	$(16.00)	$(1.71)	$(53.31)

Weighted average shares outstanding, basic and diluted	37,320	1,383	35,127	1,340

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(60,199)	$(71,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,502	1,712
Depreciation and amortization	1,192	1,046
Amortization of debt issuance costs and non-cash interest	1,289	3,763
Change in fair value of warrant liability	(546)	12,833
Change in fair value of embedded derivatives	(137)	0
Loss on disposal and impairment of property and equipment	0	3
Changes in operating assets and liabilities:
Trade accounts receivable	(1,473)	(2,165)
Inventory, net	1,089	(4,438)
Prepaid expenses and other current assets	(181)	(125)
Other assets	213	(5,506)
Accounts payable and accrued expenses	(529)	4,847
Deferred rent	(44)	(26)
Deferred revenue	(8,411)	993

Net cash used in operating activities	(64,235)	(58,492)

Investing activities:
Purchases of property and equipment	(426)	(2,084)

Net cash used in investing activities	(426)	(2,084)

Financing activities:
Net proceeds from borrowing of debt and revolving credit facility	34,353	42,702
Payments on borrowings of debt and revolving credit facility	(6,094)	(15,367)
Proceeds from exercise of common stock options	92	3
Proceeds from issuance of common stock, net of issuance costs	57,985	0

Net cash provided by financing activities	86,336	27,338

Net increase (decrease) in cash and cash equivalents	21,675	(33,238)
Cash and cash equivalents at beginning of period	49,172	44,911

Cash and cash equivalents at end of period	$70,847	$11,673

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through equity financings, debt financings, revenues from the sale of its product Sumavel DosePro and proceeds from business collaborations. As the Company continues to incur losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional cash. The Company expects its cash resources will be sufficient to fund its operations through December 31, 2011.

On June 30, 2011, the Company amended certain terms of its loan agreement with Oxford Finance LLC, as successor in interest to Oxford Finance Corporation (Oxford), and Silicon Valley Bank (SVB) including the deferral of principal repayment to commence on February 1, 2012 (see note 5). Concurrent to the amendment of the Oxford and SVB loan agreement, the Company entered into equity and royalty financing agreements with Cowen Healthcare Royalty Partners II, L.P. (Cowen Royalty) pursuant to which the Company committed to borrow $30,000,000 from Cowen Royalty and to sell $1,500,000 of its common stock for $29,484,000 in net proceeds. The Cowen equity and royalty financing closed on July 18, 2011 (see note 5).

On September 21, 2011, the Company completed a public offering (Offering) of common stock pursuant to a Registration Statement that was declared effective on September 15, 2011. As a result of the Offering, the Company sold 30,000,000 shares of its common stock, at a price of $2.00 per share. The underwriters were granted an option to purchase up to 4,500,000 additional shares of common stock at $2.00 per share, of which 711,566 shares were sold on October 4, 2011. As a result of the Offering, the Company raised a total of $57,919,000 in net proceeds (including the underwriters October purchase) after deducting underwriting discounts and commissions of $2,586,000 and offering expenses of $918,000. Costs directly associated with the Company’s Offering were capitalized and recorded as deferred offering costs prior to the closing of the Offering. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital.

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

2.	Summary of Significant Accounting Policies

Financial Statement Preparation and Use of Estimates

The unaudited consolidated financial statements have been prepared by Zogenix, Inc. according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have (GAAP) been omitted.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased.

Restricted Cash

In December 2009, the Company issued a letter of credit for $200,000 in connection with an operating lease. The letter of credit is collateralized by a certificate of deposit in the same amount. Restricted cash of $200,000 at September 30, 2011 and December 31, 2010 is included in other assets on the consolidated balance sheet.

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at September 30, 2011 and December 31, 2010. The need for bad debt allowance is evaluated each reporting period.

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses excluding warrant liability, accrued compensation, borrowings under the revolving credit facility and current portion of long-term debt included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value.

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At September 30, 2011
Assets
Money market fund shares(1)	$65,536	0	0	$65,536

Liabilities
Common stock warrant liability(2)	$0	0	244	$244
Embedded derivative liabilities(3)	$0	0	468	$468

At December 31, 2010
Assets
Money market fund shares(1)	$42,615	0	0	$42,615

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheet.
(2)

Common stock warrants measured at fair value using the Black-Scholes option pricing valuation model are included as a component of accrued expenses on the consolidated balance sheet. The assumptions used in the Black-Scholes option pricing valuation model were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation to not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time.
(3)	Embedded derivative liabilities measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheet. The assumptions used in the discounted cash flow valuation models include: (a) management’s revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Cowen Royalty receiving revenue interest payments over the term of the agreement or a change in control payout, and probability that the Astellas co-promotion agreement would terminate; (c) probability of bankruptcy; and (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows. Further, the assumptions used in the discounted cash flow valuation models also included: (a) the probability of a change in control occurring during the term of the Cowen Royalty financing agreement; and (b) the probability of an exercise of the embedded derivative instruments.

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the three and nine months ended September 30, 2011 (in thousands):

	Common Stock Warrant Liability	Embedded Derivative Liabilities
Balance at December 31, 2010	0	0
Issuance	790	605
Changes in fair value	(546)	(137)

Balance at September 30, 2011 (unaudited)	$244	$468

Changes in fair value of the liabilities shown in the table above are recorded through a change in fair value of warrant liability and change in fair value of embedded derivatives in other income (expense) in the consolidated statements of operations.

Concentration of Credit Risk, Sources of Supply and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, the Company has established guidelines regarding the diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

The Company sells its products primarily to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 96.1% of the trade accounts receivable balance as of September 30, 2011 represents amounts due from three wholesale distributors. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at September 30, 2011.

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

Revenue Recognition

The Company recognizes revenue from the sale of Sumavel DosePro and from license fees and milestones earned on collaborative arrangements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Product Revenue

The Company sells Sumavel DosePro product in the United States to wholesale pharmaceutical distributors, and on a limited basis to retail pharmacies, or collectively the Company’s customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Prior to the third quarter of 2011, Sumavel DosePro had a limited sales history, and the Company could not reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on product shipments of Sumavel DosePro until the right of return no longer existed, which occurred at the earlier of the time Sumavel DosePro units were dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data, information obtained from certain wholesalers with respect to inventory levels at wholesalers and inventory movement and retail pharmacy re-stocking activity.

During the third quarter of 2011, the Company began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies to provide a more accurate estimate of product sales activity, and because the Company had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. As a result, the Company is no longer deferring the recognition of product revenues and related cost of goods for products shipped to its customers. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, the Company analyzed many factors, including, without limitation; (i) retail pharmacy re-order activity, (ii) actual Sumavel DosePro product return history, taking into account product expiration dating at the time of shipment and product launch stocking activities, (iii) levels of inventory in the wholesale and retail channel and prescription units dispensed, and (iv) industry data regarding product return rates. Based on the data gathered, the Company believes it has the information needed to reasonably estimate product returns.

In connection with the Company being able to reliably estimate product returns and the resulting change in the timing of recognition of product sales, previously reported deferred product revenues and deferred cost of sales as of June 30, 2011 have been recognized as product revenue and cost of sales during the period. In addition the Company recorded an estimated cost for future returns based on product that remained in the distribution channel at September 30, 2011 and the Company recorded the cost of actual return experience for the three months ended September 30, 2011. In the third quarter of 2011, the Company received product returns from the initial stocking at the time of launch of some retail pharmacy stores which resulted in a higher rate of returns than what may be experienced with an established product. As a result of the establishment of a return reserve and the recognition of deferred product revenues, net product sales for the quarter ended September 30, 2011 were reduced by $995,000.

The Company recognized $8,835,000 and $5,710,000 in Sumavel DosePro product revenue for the three months ended September 30, 2011 and 2010, and $24,986,000 and $11,828,000 in Sumavel DosePro product revenue for the nine months ended September 30, 2011 and 2010, respectively, which was net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates, patient discount programs and product returns, as applicable. The Company had a deferred product revenue balance of $0 and $3,722,000 at September 30, 2011 and December 31, 2010, respectively, for Sumavel DosePro product shipments, which was net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs.

The Company permits certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the wholesale acquisition cost (WAC) of the Company’s product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of September 30, 2011, wholesale distributors reported approximately four weeks of the Company’s product on hand.

Sumavel DosePro is also sold to third parties that license the rights to market and sell the product in territories outside of the United States. Under these arrangements, Sumavel DosePro is sold at a specified transfer price with the right of return available for damaged goods upon receipt or in the event of a recall. All risk for retail and wholesale fees and discounts, collectability of customer receivables, customer returns and expiration of the product remain with the licensee. As such, the Company recognizes revenues for product sales under license arrangements upon acceptance of the product (generally at point of shipment). The Company also receives royalties on net sales of Sumavel DosePro at a predetermined rate as a pass through of royalties payable to Aradigm. The Company did not recognize any product revenues for the nine months ended September 30, 2011 and 2010, respectively, in sales under license arrangements.

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

Product Returns

The Company’s product returns allowance is primarily based on estimates of future product returns over the period during which wholesale pharmaceutical distributors and retail pharmacies have a right of return, which in turn is based in part on estimates of the remaining shelf life of the Company’s product. Sumavel DosePro currently has a shelf life of 24 months from the date of manufacture. The Company allows wholesale pharmaceutical distributors and retail pharmacies to return unused product that are within six months before and up to one year after its expiration date for a credit at the then-current WAC, reduced by a nominal fee for processing the return. At the time of sale, the Company estimates the quantity and value of product that may ultimately be returned pursuant to these rights.

The Company utilizes a channel analysis which considers historical product shipments to its customers less historical returns and estimated historical prescriptions written to estimate the number of units of product that remain with its customers (product not yet dispensed to patients or otherwise known as product in the distribution channel). Based on that analysis, the Company develops an estimate of the quantity of product in the distribution channel which may be subject to return exposure. The Company establishes an estimate for its product return exposure taking actual return experience and qualitative factors into account, such as: (i) contractual terms with its customers, (ii) estimated remaining shelf life of the product in the distribution channel, (iii) estimated prescription demand for the product, (iv) communications with its customers and (v) retail pharmacy re-order patterns and re-order activity. The Company’s actual experience and the qualitative factors that it uses to determine the necessary reserve for product returns are subject to change based on unforeseen events and uncertainties. The Company assesses the trends that could affect its estimates and may make changes to the allowance each reporting period. The Company’s allowance for product returns was $1,264,000 as of September 30, 2011.

The Company’s estimates of product returns and product allowances require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for return and product allowances and other discounts exceed the estimates the Company made at the time of sale, its financial position, results of operations and cash flows would be negatively impacted.

Contract Revenue

The Company recognizes revenues related to license fees and milestone payments received under its Co-Promotion Agreement with Astellas entered into in July 2009 (Co-Promotion Agreement). Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the deliverable has stand-alone value to the customer, the customer has a general right of return relative to the delivered item and delivery or performance of the undelivered item is probable and substantially within the vendor’s control. Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. The selling price for each deliverable is determined using: (i) vendor-specific objective evidence of selling price (VSOE), if it exists, (ii) third-party evidence of selling price (TPE) if VSOE does not exist, and (iii) the Company’s best estimate of the selling price if neither VSOE nor TPE exists. For transactions entered into prior to January 1, 2011, revenue is recognized for each deliverable based upon the applicable revenue recognition criteria discussed above and upon acceptance of goods or performance of service. Effective January 1, 2011, for new or significantly modified transactions, the Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.

Collaborative Arrangements

The Company records certain transactions between collaborators in the consolidated statement of operations on either a gross or net basis within revenues or operating expenses, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluates its collaborative agreements for proper classification of shared expenses, license fees, milestone payments and any reimbursed costs within the consolidated statement of operations based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the statement of operations classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. For collaborations relating to commercialized products, if the Company acts as the principal in the sale of goods or services, the Company records revenue and the corresponding operating costs in its respective line items within the consolidated statement of operations based on the nature of the shared expenses. Per authoritative accounting guidance, the principal is the party who is responsible for delivering the product to the customer, has latitude with establishing price and has the risks and rewards of providing product to the customer, including inventory and credit risk. Effective January 1, 2011, for collaborations relating to research or development arrangements, the Company will recognize revenue for a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.

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

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $1,813,000 and $621,000 in advertising costs for the three months ended September 30, 2011 and 2010 and $4,193,000 and $3,506,000 in advertising costs for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, the Company capitalized advertising costs of $9,000, and $93,000, respectively, in prepaid and other current assets.

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

Foreign Currency Transactions

Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. The Company recorded gains and losses from foreign currency transactions in other income (expense) of $16,000 and ($253,000) for the three months ended September 30, 2011 and 2010 and ($86,000) and ($113,000) for the nine months ended September 30, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. As of September 30, 2011, there were no outstanding equity awards with market or performance conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net loss	$(22,038)	$(22,125)	$(60,199)	$(71,429)
Denominator
Weighted average common shares outstanding	37,320	1,448	35,132	1,446
Weighted average shares subject to repurchase	0	(65)	(5)	(106)

Weighted average shares outstanding, basic and diluted	37,320	1,383	35,127	1,340

Basic and diluted net loss per share	$(0.59)	$(16.00)	$(1.71)	$(53.31)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible preferred stock	0	14,240	0	14,240
Common stock warrants	508	1,548	508	1,548
Common stock subject to repurchase	0	24	0	24
Common stock options and restricted stock units	3,441	1,483	3,441	1,483

	3,949	17,295	3,949	17,295

Segment Reporting

Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. As the Company did not enter into any new collaborations or materially modify any existing collaborations in 2011, adoption of this guidance did not have a material impact on the Company’s results of operations.

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

In May 2011, the FASB issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this updated standard is not expected to have a material effect on the Company’s results of operations.

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

3.	License Agreement

Durect Development and License Agreement

On July 11, 2011, the Company entered into a development and license agreement with Durect Corporation (the License Agreement). Under the License Agreement, the Company will be responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with the Company’s DosePro® needle-free, subcutaneous drug delivery system. Durect will be responsible for non-clinical, formulation and Chemistry, Manufacturing and Controls development responsibilities. Durect will be reimbursed by the Company for its research and development efforts on the product.

The Company paid a non-refundable upfront fee to Durect of $2,250,000, which was recorded as research and development expenses in the consolidated statement of operations during the three months ended September 30, 2011. The Company is obligated to pay Durect up to $103,000,000 in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. The Company is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, the Company will continue to pay royalties on annual net sales of the product at a reduced rate for so long as the Company continues to sell the product in the jurisdiction. The Company is also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

4.	Consolidated Balance Sheet Details

Inventory, net (in thousands)

	September 30, 2011	December 31, 2010
Raw materials	$5,331	$5,727
Work in process	9,497	6,454
Finished goods	2,376	4,861
Deferred costs	0	1,251

	$17,204	$18,293

Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

Accrued Expenses (in thousands)

	September 30, 2011	December 31, 2010
Accrued clinical expense	$2,736	$3,629
Accrued co-promotion service fee	1,480	1,190
Accrued discounts and allowances	1,266	813
Accrued sales and marketing expenses	1,013	263
Accrued interest expenses	993	265
Accrued product returns	1,264	0
Accrued royalty expenses	324	319
Warrant liability	244	0
Value added tax payable	0	989
Other accrued expenses	1,209	1,971

	$10,529	$9,439

5.	Term Debt

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

The Amended Oxford/SVB Agreement includes financial covenants requiring that the Company achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of the Company’s projected revenue as provided to Oxford and SVB in the event the Company fails to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The Amended Oxford/SVB Agreement also includes a covenant that the audit report accompanying the Company’s year-end consolidated financial statements for fiscal year 2010 and thereafter not include a “going concern” qualification. In March 2011, the Company obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. In addition, the Amended Oxford/SVB Agreement prohibits the Company from (1) incurring any debt other than, among other things, debt under the Amended Oxford/SVB Agreement, (2) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000, and also prohibits the occurrence of a change in control of the Company, as defined in the Amended Oxford/SVB Agreement. The Amended Oxford/SVB Agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in the Company’s business, operations or condition (financial or otherwise) or material impairment in the prospects of the Company repaying any portion of its obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure its obligations under the agreement, (3) the Company defaults in the payment of any amount payable under the agreement when due, or (4) breaches any covenant in the agreement (subject to a grace period in some cases).

The $25,000,000 term loan bears an interest rate of 12.06% per annum. The monthly repayment schedule includes interest only payments through January 2012 followed by principal and interest payments for the subsequent 24 months. The term loan requires a final payment of $1,200,000, in addition to principal repayments, at the loan maturity date, which is January 1, 2014. The Company has the option to prepay the outstanding balance of the term loan in full, subject to the $1,200,000 final payment and a prepayment fee of either 2% or 3% of the principal amount prepaid depending upon when the prepayment occurs. The outstanding principal balance of the term loan as of September 30, 2011and December 31, 2010 is $25,000,000.

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

As of September 30, 2011 and December 31, 2010, the Company had $4,588,000 and $3,585,000, respectively, of outstanding principal under the revolving credit facility, and $5,412,000 and $6,415,000, respectively, was available for future borrowings to the extent of available borrowing base. As of September 30, 2011 and December 31, 2010, $4,503,000 and $3,449,000, respectively, is reflected on the consolidated balance sheet net of debt discounts related to the fees and warrants issued in connection with the Amended Oxford/SVB Agreement.

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

In addition, upon the closing of and in connection with the Financing Agreement, the Company issued and sold to Cowen Royalty $1,500,000 of the Company’s common stock, or 388,601 shares, at a price of $3.86 per share. The Company also issued to Cowen Royalty a warrant exercisable into 225,000 shares of the Company’s common stock. The warrant is exercisable at $9.00 per share and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside the control of the Company, the warrant was recorded as a current liability and marked to market at each reporting date using the Black-Scholes option pricing valuation model (see note 2).

Under the Financing Agreement, the Company is obligated to pay to Cowen Royalty:

•

5% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (or 5.75% if the co-promotion agreement with Astellas is terminated prior to June 30, 2013, with a reversion back to 5% possible if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination);

•	2.5% of the next $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year; and

•	0.5% of Revenue Interest over and above $150,000,000 recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year.

Net sales of Sumavel DosePro outside the United States are only included in the Revenue Interest if such net sales exceed $10,000,000. Once the aggregate payments, including the fixed payments described below, made by the Company to Cowen Royalty equal $75,000,000, the percentage of Revenue Interest owed to Cowen Royalty is reduced to 0.5% for the remainder of the term of the Financing Agreement, with only Sumavel DosePro and Zohydro subject to the Revenue Interest payments thereafter. The Company is also obligated to make three fixed payments of $10,000,000 on (or before at the option of the Company) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the Amended Oxford/SVB Agreement while balances remain outstanding under that facility. Unless terminated as discussed below, the Financing Agreement terminates on March 31, 2018.

The obligation of the Company to make the Revenue Interest payments during the term of the Financing Agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the Amended Oxford /SVB Agreement) in all assets of the Company, including intellectual property and other rights of the Company to the extent necessary or used to commercialize the Company products. The security interest will be extinguished at the end of the term or once the aggregate payments made by the Company to Cowen Royalty equal $75,000,000, whichever is sooner. Cowen Royalty, Oxford and SVB entered into an intercreditor agreement which governs their respective rights as secured creditors. The Company has agreed to specified positive and negative covenants in connection with the Financing Agreement.

The Company has the option to terminate the Financing Agreement at the Company’s election in connection with a change of control of the Company, upon the payment of a base amount of $52,500,000, or, if higher, an amount that generates a 19% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

Cowen Royalty has the option to terminate the Financing Agreement at its election in connection with a change of control of the Company (which includes the sale, transfer, assignment or licensing of the Company’s rights in the United States to either Sumavel DosePro or Zohydro), a bankruptcy event with respect to the Company or an event of default under the financing agreement. Upon such a termination by Cowen Royalty, the Company is obligated to make a payment of a base amount of $45,000,000, or, if higher, an amount that generates a 17% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

In addition to the Company’s and Cowen Royalty’s option to terminate the Financing Agreement, the initial Revenue Interest percentage payable to Cowen Royalty is subject to an incremental increase in the event of an early termination of the Company’s co-promotion arrangement with Astellas. The rights of the Company and Cowen Royalty to early terminate the Financing Agreement, as well the potential change in the Revenue Interest rate in connection with the early termination of the Astellas co-promotion agreement, meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see note 2). The aggregate fair value of the embedded derivatives was $605,000 at issuance and was included in other long-term liabilities.

The Company received aggregate net proceeds of $29,484,000 from the Financing Agreement (including the purchase of common stock). The $30,000,000 borrowed is reflected as long-term debt at September 30, 2011, net of $1,805,000 in discounts. The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Cowen Royalty of $790,000, fees payable to Cowen Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000. The Company has recognized other income in relation to the change in the fair value of the common stock warrant and embedded derivatives of $546,000 and $137,000, respectively, for the three and nine months ended September 30, 2011 in the statement of operations.

The following is a summary of all debt obligations recorded in current and long-term debt on the balance sheet at September 30, 2011 (in thousands):

	Revolver	Oxford /SVB	Cowen Royalty
Long-term debt, current portion	$4,588	$7,676	$0
Debt discount	(85)	(1,036)	0

Total long-term debt, current portion	$4,503	$6,640	$0

Long-term debt, less current portion	$0	$17,324	$30,000
Debt discount	0	(649)	(1,805)

Total long-term debt, less current portion	$0	$16,675	$28,195

6.	Common Stock Warrants

In June 2011, and in connection with entering into the Amended Oxford/SVB Agreement (see note 5), the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of September 30, 2011.

In July 2011, upon the closing of and in connection with the Financing Agreement (see note 5), the Company issued to Cowen Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date. The fair value of the warrant was approximately $244,000 as of September 30, 2011.

7.	Employee Stock Purchase Plan

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

8.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2011 are as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Stock Options
Risk free interest rate	1.6%	1.6 % to 2.6%
Expected term	6.1 years	5.0 to 6.1 years
Expected volatility	80.91%	72.3% to 89.7%
Expected dividend yield	0.0%	0.0%
Fair value of underlying stock	$3.65 to $5.06	$3.65 to $5.06
Employee Stock Purchase Plan
Risk free interest rate	0.1%	0.1%
Expected term	0.5 years	0.5 years
Expected volatility	75.2%	75.2%
Expected dividend yield	0.0%	0.0%
Fair value of underlying stock	$4.15	$4.15

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

The Company recognized stock-based compensation expense related to stock options and employee stock purchase plan rights as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$42	$32	$105	$73
Research and development	209	121	540	262
Selling, general and administrative	1,066	721	2,857	1,377

Total	$1,317	$874	$3,502	$1,712

As of September 30, 2011, there was approximately $11,283,000 and $175,000 of total unrecognized compensation costs related to outstanding options and employee stock purchase plan rights, which is expected to be recognized over weighted average periods of 3.08 years and 0.42 years, respectively.

In accordance with accounting guidance for stock-based compensation, the Company re-measured the fair value of stock option grants to non-employees at each reporting date and recognized the related income or expense during their vesting period. Expense recognized for stock options to consultants was immaterial for the three and nine months ended September 30, 2011 and 2010.

Information with respect to the number and weighted average exercise price of stock options and restricted stock units are summarized as follows (number of shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,479	$3.35
Granted	2,090	4.50
Exercised	(67)	1.37
Canceled/Forfeited	(61)	4.14

Outstanding at September 30, 2011	3,441	$4.09

9.	Subsequent Event

In connection with the Company’s Offering on September 21, 2011, the Company granted the underwriters an option to purchase up to 4,500,000 additional shares of common stock, at a price of $2.00 per share. On October 4, 2011, the Company sold 711,566 shares of common stock to the underwriters in connection with this purchase option for net proceeds of $1,338,000.

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

Sumavel®, DosePro®, Zohydro™, Relday™, Intraject® and Zogenix™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Overview

Background

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel DosePro (sumatriptan injection) Needle-free Delivery System, offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our sales and marketing organization is comprised of approximately 105 professionals. Our field sales force of approximately 94 representatives is promoting Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. Our promotional efforts are complemented by our collaboration with Astellas and approximately 400 of its sales representatives, who are promoting Sumavel DosePro primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists in the United States, or the Astellas Segment. Our lead product candidate, Zohydro (formerly ZX002), is a novel, oral, single-entity extended-release formulation of hydrocodone currently in Phase 3 development for the treatment of moderate to severe chronic pain in patients requiring around-the-clock opioid therapy. We reported top-line results from our pivotal Phase 3 efficacy trial for Zohydro in August 2011 and expect to submit a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, by early 2012. We in-licensed exclusive U.S. rights to Zohydro from Alkermes, plc (formerly Elan Pharma International Limited), or Alkermes, in 2007.

In July 2011, we entered into a development and license agreement with Durect Corporation, or the Relday license agreement, pursuant to which we will be responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro® needle-free, subcutaneous drug delivery system. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. Relday™ will be developed to address unmet clinical needs in this patient population and is being developed to be a once-monthly, subcutaneous antipsychotic product. We expect to initiate clinical studies for this new product candidate in patients with schizophrenia in early 2012 following filing of an investigational new drug application.

We have experienced net losses and negative cash flow from operating activities since inception, and as of September 30, 2011, had an accumulated deficit of $258.3 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the development expenses in connection with clinical trials and pre-clinical studies for Zohydro, the costs of clinical development of Relday and the cost of the sales and marketing expenses associated with Sumavel DosePro. As of September 30, 2011, we had cash and cash equivalents of $70.8 million. On June 30, 2011, we amended certain terms of our loan agreement with Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB, including the deferral of principal repayment to commence on February 1, 2012. In July 2011, we entered into an equity and royalty financing agreement with Cowen Healthcare Royalty Partners II, L.P., or Cowen Royalty, resulting in net proceeds of $29.5 million to us. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the second quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Co-Promotion Agreement

Under our co-promotion agreement with Astellas that we entered into in July 2009, or the co-promotion agreement, Astellas primarily promotes Sumavel DosePro to the Astellas Segment in the United States. Our sales force promotes Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States. We jointly share in the cost of advertising, marketing and other promotional activities related to the Sumavel DosePro brand and are required to provide minimum levels of sales effort to promote Sumavel DosePro. Under the co-promotion agreement, we are responsible for the manufacture, supply and distribution of all Sumavel DosePro commercial product and are principally responsible for entering into any contracts and other arrangements with third parties regarding the sale of Sumavel DosePro.

At the inception of the co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and agreed to make an additional $18.0 million of payments to us upon the achievement of a series of milestones. As of September 30, 2011, we had received a total of $20.0 million from Astellas. These proceeds are reflected as deferred revenues on our consolidated balance sheets at September 30, 2011 and December 31, 2010. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over the remaining term of the agreement, which remains in effect through June 30, 2013, subject to extension by one year at Astellas’ option, contingent upon payment of a predetermined option fee.

In consideration for Astellas’ performance of its commercial efforts, we are required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment. In addition, upon completion of the co-promotion term, Astellas generally will be eligible to receive two additional annual tail payments calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. Astellas pays us the lesser of our direct out-of-pocket costs or a fixed fee for all sample units they order for distribution to their sales force. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses. For the three months ended September 30, 2011 and 2010, we incurred $1.7 million and $1.1 million, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $4.9 million and $2.2 million, respectively, in service fee expenses. For the three months ended September 30, 2011 and 2010, we recognized $0.4 million and $1.0 million, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized $1.5 million and $3.5 million, respectively, in shared marketing expense.

We record the revenues related to all products sales, including sales generated by the Astellas sales force. Consequently, we record cost of sales for all product sales.

We rely on Astellas and its sales force to promote Sumavel DosePro to the Astellas Segment and any inability of its sales force to effectively sell the product or any termination, amendment or restructuring of the co-promotion agreement could adversely affect our consolidated results of operations and financial condition. For the three and nine months ended September 30, 2011, the Astellas Segment represented approximately 37% and 39%, respectively, of our product demand before consideration of the cost of the service fee payable to Astellas for its sales efforts as described above.

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

In addition, either party may terminate the agreement based upon a failure of the Sumavel DosePro brand to achieve certain minimum sales levels in 2011, as defined in the co-promotion agreement. Based on our net product revenue through September 30, 2011, we do not expect to meet these 2011 minimum sales levels for Sumavel DosePro, and therefore expect that both we and Astellas will have the right to terminate the agreement on this basis. If either party were to exercise this termination right, it must provide 90 days’ written notice to the other party after the actual net sales of Sumavel DosePro through December 31, 2011 have been ascertained. In the event of such a termination relating to sales levels of Sumavel DosePro, we would be required to make the two annual tail payments described above.

In the event of a termination by us or Astellas, we would expect to either expand our sales force to promote Sumavel DosePro to certain physicians within the Astellas Segment, and/or seek another co-promotion partner in order to support the future sales and marketing of Sumavel DosePro.

Durect License Agreement

In July 2011, we paid a non-refundable upfront fee to Durect of $2.25 million under the Relday license agreement. We are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to Relday subject to and upon the achievement of various development, regulatory and sales milestones. We are also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, we will continue to pay royalties on annual net sales of the product at a reduced rate for so long as we continue to sell the product in the jurisdiction. We are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

Revenues

During the year ended December 31, 2010, we began recognizing product revenues from sales of Sumavel DosePro made by us and Astellas under our co-promotion agreement and through sales by us to Desitin Arzneimittel GmbH, or Desitin, under our licensing and distribution agreement. During this same period, we began recognizing contract revenues from license and milestone payments received under the Astellas co-promotion agreement. For the three months ended September 30, 2011 and 2010 we recognized $8.8 million and $5.7 million, respectively, and for the nine months ended September 30, 2011 and 2010 we recognized $25.0 million and $11.8 million, respectively, in net product revenues. For the three months ended September 30, 2011 and 2010 we recognized $1.6 million and $1.3 million, respectively, and for the nine months ended September 30, 2011 and 2010 we recognized $4.7 million and $2.8 million, respectively, in contract revenues associated with license and milestone payments made to us by Astellas under the co-promotion agreement. We sell Sumavel DosePro product in a package of six pre-filled, single-dose units to wholesale pharmaceutical distributors, and on a limited basis to retail pharmacies, or, collectively, our customers, at a wholesale acquisition cost, or WAC, or gross sales price, of $522 per package as of September 30, 2011 and $538 per package effective October 1, 2011. Sales to our customers are subject to specified rights of return. Prior to the third quarter of 2011, there was limited return history of Sumavel DosePro, and we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred the recognition of revenue on product shipments of Sumavel DosePro to our customers until the right of return no longer existed, which occurred at the earlier of the time Sumavel DosePro units were dispensed through patient prescriptions or expiration of the right of return.

During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies to provide a more accurate estimate of product sales activity, and because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. As a result, we are no longer deferring the recognition of product revenues and related cost of goods for products shipped to our customers. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we analyzed many factors, including, without limitation: (i) retail pharmacy re-order activity, (ii) actual Sumavel DosePro product return history, taking into account product expiration dating at the time of shipment and product launch stocking activities, (iii) levels of inventory in the wholesale and retail channel and prescription units dispensed, and (iv) industry data regarding product return rates. Based on the data gathered, we believe we have the information needed to reasonably estimate product returns.

In connection with us being able to reliably estimate product returns and the resulting change in the timing of recognition of product sales, previously reported deferred product revenues and deferred cost of sales as of June 30, 2011 have been recognized as product revenue and cost of sales during the period. In addition, we recorded an estimated cost for future returns based on product that remained in the distribution channel at September 30, 2011 and we recorded the cost of actual return experience for the three months ended September 30, 2011. In the third quarter of 2011, we received product returns from the initial stocking at the time of launch of some retail pharmacy stores which resulted in a higher rate of returns than what may be experienced with an established product. As a result of the establishment of a return reserve and the recognition of deferred product revenues, net product sales for the quarter ended September 30, 2011 were reduced by $1.0 million.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the wholesale acquisition cost (WAC) of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of September 30, 2011, wholesale distributors reported approximately four weeks of our product on hand.

In November 2010, Desitin received regulatory approval to market Sumavel DosePro in Denmark and subsequently received approvals in Germany, Sweden, Norway and the United Kingdom. As a result, we started to sell Sumavel DosePro to Desitin under our licensing and distribution agreement in December 2010. We sell our product to Desitin at a specified transfer price with the right of return available for damaged goods upon receipt by Desitin or in the event of a recall. Desitin maintains all risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product. We will also receive a low single-digit royalty from Desitin on net sales of Sumavel DosePro in Europe and other licensed territories, as a pass through of royalties payable to Aradigm. As such, we recognize revenues for product sales to Desitin upon acceptance of product by Desitin (generally at point of shipment). For the nine months ended September 30, 2011 and 2010 we recognized no revenue for sales to Desitin. We recognized an immaterial amount of royalty revenues related to the Desitin agreement for the nine months ended September 30, 2011.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units dispensed through patient prescriptions, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. Our cost of sales for the three months ended September 30, 2011 and 2010, was $5.5 million and $2.9 million, respectively and for the nine months ended September 30, 2011 and 2010, our cost of sales was $14.3 million and $8.2 million, respectively. Our product gross margin for the three months ended September 30, 2011 and 2010 was 38% and 49%, respectively and for the nine months ended September 30, 2011 and 2010, our product gross margin was 43% and 30%, respectively. Prior to the change in timing of our revenue recognition in the third quarter of 2011, the cost of sales associated with the deferred product revenues were recorded as deferred costs, which were included in inventory, until such time the deferred revenue was recognized. Deferred cost of sales totaled $0 and $1.1 million at September 30, 2011 and December 31, 2010, respectively.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm Corporation upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. We incurred $0.3 million and $0.2 million in royalty expense to Aradigm during the three months ended September 30, 2011 and 2010, respectively, and during the nine months ended September 30, 2011 and 2010, we incurred $1.0 million and $0.6 million, respectively, in royalty expense to Aradigm.

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

In March 2010, we initiated our Phase 3 clinical development program for Zohydro. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. In 2010, we began tracking third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the three and nine months ended September 30, 2011, we incurred $4.9 million and $17.8 million, respectively, in third party research and development costs related to Zohydro.

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

We expect our research and development costs for 2011 to increase over amounts incurred in 2010 as we progress through the Phase 3 clinical program of Zohydro and with the addition of our Relday program. We expect third party research and development costs for Zohydro remaining through NDA filing to range from $10 million to $12 million. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our Phase 3 clinical trials may take longer than currently estimated. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the duration of subject follow-ups;

•	the length of time required to collect, analyze and report trial results;

•	the cost, timing and outcome of regulatory review; and

•	potential changes by the FDA in clinical trial and NDA filing requirements for a specific therapeutic area.

In addition, in August 2011 we paid Alkermes, from whom we in-licensed exclusive rights to Zohydro in November 2007, a milestone payment in the amount of $0.8 million in connection with the completion of the treatment phase of our pivotal efficacy Phase 3 clinical trial, Study 801. We may be obligated to pay Alkermes up to $3.75 million in total future milestone payments with respect to Zohydro depending upon the achievement of various development and regulatory events. If Zohydro is approved, we are also required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

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

Interest Expense

Interest expense consists of interest or royalty payments incurred in connection with the $4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital, our $25.0 million loan and security agreement and revolving credit facility with Oxford and SVB, our $30.0 million financing agreement with Cowen Royalty, and non-cash interest expense associated with amortization of debt discount and debt issuance costs and the estimated cost of royalty payments calculated under the effective interest method.

As a result of additional borrowings under the amended Oxford loan agreement, the deferral of principal payments resulting from the amended Oxford/SVB loan agreement in June 2011 and the $30.0 million Cowen Royalty financing entered into in July 2011, interest expense related to debt service will increase over 2010 levels.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three and nine months ended September 30, 2010 represents non-cash (expense) income associated with changes in the fair value of the warrants to purchase preferred stock.

In connection with our initial public offering in November 2010, the liability reflected on our consolidated balance sheet for convertible preferred stock warrants was reclassified to stockholders’ equity (deficit) and we will no longer recognize the change in fair value of these warrants in the consolidated statement of operations.

Change in fair value of warrant liability for the three and nine months ended September 30, 2011 represents non-cash income associated with the changes in the fair value of the warrants to purchase common stock issued in connection with our Cowen Royalty financing agreement (see note 5).

Change in Fair Value of Embedded Derivatives

Change in fair value of embedded derivatives for the three and nine months ended September 30, 2011 represents non-cash income from changes in the fair value of the embedded derivatives associated with the Cowen Royalty financing agreement (see note 5).

Other Income (Expense)

Other income (expense) consists of foreign currency transaction gains and losses. All of our revenues are currently generated in U.S. dollars while a majority of our manufacturing expenses are payable in foreign currencies, primarily U.K. pounds sterling and the Euro.

Provision for Income Taxes

We incurred $20,000 and $0 in income tax expense for the three and nine months ended September 30, 2011 and 2010, respectively, related to taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.

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

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2011, as compared to the critical accounting policies described in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following critical accounting policies and estimates:

Revenue Recognition

We recognize revenue from the sale of Sumavel DosePro and from license fees and milestones earned on collaborative arrangements. Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) our price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Product Revenue

We sell Sumavel DosePro product in the United States to wholesale pharmaceutical distributors, and on a limited basis to retail pharmacies, or collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Prior to the third quarter of 2011, Sumavel DosePro had a limited sales history, and we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on product shipments of Sumavel DosePro until the right of return no longer existed, which occurred at the earlier of the time Sumavel DosePro units were dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data.

During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies to provide a more accurate estimate of product sales activity, and because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. As a result, we no longer defer the recognition of product revenues and related cost of goods for products shipped to its customers. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we analyzed many factors, including, without limitation: (i) retail pharmacy re-order activity, (ii) actual Sumavel Dosepro product return history, taking into account product expiration dating at the time of shipment and product launch stocking activities, (iii) levels of inventory in the wholesale and retail channel and prescription units dispensed, and (iv) industry data regarding product return rates. Based on the data gathered, we believe we have the information needed to reasonably estimate product returns.

In connection with us being able to reliably estimate product returns and the resulting change in the timing of recognition of product sales, previously reported deferred product revenues and deferred cost of sales as of June 30, 2011 have been recognized as product revenue and cost of sales during the period. In addition, we recorded an estimated cost for future returns based on product that remained in the distribution channel at September 30, 2011 and we recorded the cost of actual return experience for the three months ended September 30, 2011. In the third quarter of 2011, we received product returns from the initial stocking at the time of launch of some retail pharmacy stores which resulted in a higher rate of returns than what may be experienced with an established product.

As a result of the establishment of a return reserve and the recognition of deferred product revenues, net product sales for the quarter ended September 30, 2011 were reduced by $1.0 million.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the wholesale acquisition cost (WAC) of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of September 30, 2011, wholesale distributors reported approximatley four weeks of our product on hand.

Sumavel DosePro is also sold to third parties that license the rights to market and sell the product in territories outside of the United States. Under these arrangements, Sumavel DosePro is sold at a specified transfer price with the right of return available for damaged goods upon receipt or in the event of a recall. All risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product remain with the licensee. As such, we recognize revenues for product sales under license arrangements upon acceptance of the product (generally at point of shipment). The Company also receives royalties on net sales of Sumavel DosePro at a predetermined rate as a pass through of royalties payable to Aradigm.

Product Returns

Our product returns allowance is primarily based on estimates of future product returns over the period during which wholesale pharmaceutical distributors and retail pharmacies have a right of return, which in turn is based in part on estimates of the remaining shelf life of our product. Sumavel DosePro currently has a shelf life of 24 months from the date of manufacture. We allow wholesale pharmaceutical distributors and retail pharmacies to return unused product that are within six months before and up to one year after its expiration date for a credit at the then-current WAC, reduced by a nominal fee for processing the return. At the time of sale, we estimate the quantity and value of product that may ultimately be returned pursuant to these rights.

We utilize a channel analysis which considers historical product shipments to its customers less historical returns and estimated historical prescriptions written to estimate the number of units of product that remains with our customers (product not yet dispensed to patients or otherwise known as product in the distribution channel). Based on that analysis, we develop an estimate of the quantity of product in the distribution channel which may be subject to return exposure. We establish an estimate for its product return exposure taking actual return experience and qualitative factors into account, such as: (i) contractual terms with our customers, (ii) estimated remaining shelf life of the product in the distribution channel, (iii) estimated prescription demand for the product, (iv) communications with our customers, and (v) retail pharmacy re-order patterns and re-order activity. Our actual experience and the qualitative factors that we use to determine the necessary reserve for product returns are subject to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and may make changes to the allowance each reporting period.

Our estimates of product returns and product allowances require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for return and product allowances and other discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

Revenue. Revenue for the three months ended September 30, 2011 was $10.4 million and $7.1 million for the three months ended September 30, 2010. Product revenue for the three months ended September 30, 2011 and 2010 consists of $8.8 million and $5.7 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. Product revenue for the three months ended September 30, 2011 represents Sumavel DosePro shipped to wholesale distributors and retail pharmacies, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates, patient discount programs and product returns, as applicable. The aggregate $3.1 million increase in product revenue is primarily due to an increase in prescription demand from the initial launch of Sumavel DosePro in late January 2010. However, in connection with the establishment of an estimate for returned product and the recognition of previously reported deferred product revenues as of June 30, 2011 net product sales for the quarter ended

September 30, 2011 were reduced by $1.0 million.

Contract revenue for the three months ended September 30, 2011 and 2010 consists of $1.6 million and $1.3 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in the third quarter of 2010 reflects a pro-rata amount of amortization of license fees and milestones as compared to the contract revenues in the third quarter of 2011, which reflects the full amortization of all license fees and milestone payments.

Cost of Sales. Cost of sales for the three months ended September 30, 2011 was $5.5 million and $2.9 million for the three months ended September 30, 2010. Product gross margin was 38% for the three months ended September 30, 2011 compared to 49% for the three months ended September 30, 2010. Cost of sales, for the three months ended September 30, 2011 and 2010 represents the cost of Sumavel DosePro units shipped to wholesale distributors and retail pharmacies and the impact of underutilized production capacity and other manufacturing variances. We developed production capacity to support higher levels of Sumavel DosePro production than initial sample and prescription demand was required to ensure adequate safety stock levels and to maintain the ability to support increased demand, as necessary. Until our prescription and sample demands are at a level where we can fully utilize the capacity committed to our contract manufacturing facilities, we will continue to experience underutilization of our production capacity. In addition, as we adjust production levels in certain periods to manage our inventory levels, we may incur additional charges for excess capacity which will negatively impact our gross margins.

Royalty Expense. Royalty expense for the three months ended September 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period.

Research and Development Expenses. Research and development expenses increased to $10.1 million for the three months ended September 30, 2011 compared to $8.0 million for the three months ended September 30, 2010. This increase of $2.1 million primarily was due to:

•	an increase of $2.3 million as a result of the onetime non-refundable upfront fee paid to Durect in July 2011 upon execution of the Relday license agreement; and

•	an increase of $0.8 million as a result of the milestone payment to Alkermes in connection with the completion of Study 801 of the Zohydro Phase 3 clinical trials; offset by

•	a decrease of $1.0 million in research and development costs primarily related to the completion of Study 801 of the Zohydro Phase 3 clinical trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.7 million for the three months ended September 30, 2011 compared to $12.5 million for the three months ended September 30, 2010. Selling expenses were $11.5 million for the three months ended September 30, 2011 compared to $10.2 million for the three months ended September 30, 2010. General and administrative expenses were $3.2 million for the three months ended September 30, 2011 compared to $2.3 million for the three months ended September 30, 2010. The increase of $2.2 million in selling, general and administrative expenses primarily was due to:

•

an increase of $1.3 million in sales and marketing expense primarily as a result of increased advertising and promotion activities related to Sumavel DosePro, an increase in services fees payable to our co-promotion partner from higher product revenues over the prior quarter and increased spending in marketing activities related to Zohydro, offset by a decrease in sample costs related to Sumavel DosePro; and

•

an increase of $0.9 million of general and administrative expenses as a result of the costs we incurred for operating as a public company. These costs include salaries and related expenses, stock-based compensation charges, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums and fees for investor relations services.

Interest Income. Interest income increased to $2,000 for the three months ended September 30, 2011 compared to $1,000 for the three months ended September 30, 2010. This increase of $1,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense decreased to $2.5 million for the three months ended September 30, 2011 compared to $5.4 million for the three months ended September 30, 2010. This decrease of $2.9 million was primarily due to:

•

a decrease of $3.0 million related to non-cash amortization of the fair value of the beneficial conversion feature associated with the convertible bridge loans that were outstanding in 2010 and converted upon completion of our initial public offering;

•	a decrease of $0.6 million in the non-cash amortization of debt issuance and debt discount costs in connection with the $25.0 million amended Oxford/SVB loan agreement;

•	a decrease of $0.3 million in interest expense related to the convertible bridge loans that were outstanding in 2010 and converted upon completion of our initial public offering; and

•	a decrease of $0.2 million in interest expense related to a prepayment of our debt facility with CIT made in connection with the $25.0 million amended Oxford/SVB loan agreement; offset by

•

an increase of $0.4 million in revenue interest payments and $0.8 million in accrued non-cash interest expense based on our estimate of future revenue interest payments, recognized in connection with the $30.0 million Cowen Royalty Financing Agreement.

Change in Fair Value of Warrant Liability. Change in fair value of warrant liability resulted in $0.5 million of non-cash income during the three months ended September 30, 2011 compared to $0.2 million of non-cash income for the three months ended September 30, 2010. The change in fair value of the warrant liability during the three months ended September 30, 2011 was due to the decrease in fair value of the warrants issued in connection with the Cowen Royalty financing in July 2011. The change in fair value of warrant liability during the three months ended September 30, 2010 of $0.3 million was due to the decrease in fair value of convertible preferred stock warrants, which were converted to warrants of common stock in connection with the initial public offering in November 2010.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.1 million of non-cash income during the three months ended September 30, 2011, which was due to the decrease in fair value of the embedded derivatives associated with the Cowen Royalty financing in July 2011.

Other Income (Expense). Other income (expense) increased to $16,000 of income for the three months ended September 30, 2011 compared to $253,000 of expense for the three months ended September 30, 2010. This increase was due to foreign currency transaction gains which primarily related to the settlement of our liabilities payable in Euro and U.K pounds sterling.

Comparison of the nine months ended September 30, 2011 and 2010

Revenue. Revenue for the nine months ended September 30, 2011 was $29.7 million and $14.6 million for the nine months ended September 30, 2010. Product revenue for the nine months ended September 30, 2011 and 2010 consists of $25.0 million and $11.8 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the first six months of 2011 represents product revenue based on product dispensed to patients net of product related discounts and allowances, as applicable, with the three months ended September 30, 2011 consisting of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of related product discounts, allowances and product returns, as applicable. The aggregate $13.2 million increase in product revenue is primarily due to an increase in prescription demand from the initial launch of the Sumavel DosePro in late January 2010. However, in connection with the establishment of an estimate for returned product and the recognition of previously reported deferred product revenues as of June 30, 2011 net product sales for the nine months ended September 30, 2011 were reduced by $1.0 million.

Contract revenue for the nine months ended September 30, 2011 and 2010 consists of $4.7 million and $2.8 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in the first nine months of 2010 reflects a pro-rata amount of amortization of license fees and milestones as compared to the contract revenues in the first nine months of 2011, which reflects the full amortization of all license fees and milestone payments.

Cost of Sales. Cost of sales for the nine months ended September 30, 2011 was $14.3 million and $8.2 million for the nine months ended September 30, 2010. Product gross margin for the nine months ended September 30, 2011 was 43% compared to 30% for the nine months ended September 30, 2010. Cost of sales, for the nine months ended September 30, 2011 represents the cost of Sumavel DosePro units shipped to wholesale distributors and retail pharmacies and the impact of underutilized production capacity and other manufacturing variances. We developed production capacity to support higher levels of Sumavel DosePro production than initial sample and prescription demand was required to ensure adequate safety stock levels and to maintain the ability to support increased demand, as necessary. Until our prescription and sample demands are at a level where we can fully utilize the capacity committed to our contract manufacturing facilities, we will continue to experience underutilization of our production capacity. In addition, as we adjust production levels in certain periods to manage our inventory levels, we may incur additional charges for excess capacity which will negatively impact our gross margins.

Royalty Expense. Royalty expense increased to $1.0 million for the nine months ended September 30, 2011 from $0.6 million for the nine months ended September 30, 2010. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period. The $0.4 million increase in royalty expense is primarily due to the increase in sales.

Research and Development Expenses. Research and development expenses increased to $27.5 million for the nine months ended September 30, 2011 compared to $19.4 million for the nine months ended September 30, 2010. This increase of $8.1 million primarily was due to:

•	an increase of $6.3 million in research and development costs as a result of the ongoing Phase 3 clinical trials for Zohydro, which were initiated in March 2010;

•	an increase of $2.3 million as a result of the one-time non-refundable upfront license fee paid to Durect in July 2011 upon execution of the Relday license agreement; and

•	an increase of $0.8 million as a result of a milestone payment to Alkermes in connection with the completion of Study 801 of the Zohydro Phase 3 clinical trials; offset by

•

a decrease of $1.3 million in research and development costs incurred for the Phase 4 study conducted for Sumavel DosePro, completed in the second quarter of 2010, and other costs related to product development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42.6 million for the nine months ended September 30, 2011 compared to $38.0 million for the nine months ended September 30, 2010. Selling expenses were $33.0 million for the nine months ended September 30, 2011 compared to $31.8 million for the nine months ended September 30, 2010. General and administrative expenses were $9.6 million for the nine months ended September 30, 2011 compared to $6.2 million for the nine months ended September 30, 2010. The increase of $4.6 million in selling, general and administrative expenses primarily was due to:

•

an increase of $1.2 million in sales and marketing expense primarily as a result of increased service fees payable to our co-promotion partner from higher product revenues, offset by a decrease in sampling efforts and other advertising and promotion activities relative to the levels of activity during the initial launch in the first half of 2010 of Sumavel DosePro; and

•

an increase of $3.4 million of general and administrative expenses as a result of the costs we incurred for operating as a public company. These costs include salaries and related expenses, stock-based compensation charges, legal and consultant fees, accounting fees, director fees, increased directors’ and officers’ insurance premiums and fees for investor relations services.

Interest Income. Interest income increased to $21,000 for the nine months ended September 30, 2011 compared to $4,000 for the nine months ended September 30, 2010. This increase of $17,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense decreased to $5.0 million for the nine months ended September 30, 2011 compared to $6.9 million for the nine months ended September 30, 2010. The decrease of $1.9 million primarily was due to:

•

a decrease of $3.0 million related to non-cash amortization of the fair value of the beneficial conversion feature associated with the convertible bridge loans that were outstanding in 2010 and converted upon completion of our initial public offering;

•	a decrease of $0.7 million in the non-cash amortization of debt issuance and debt discount costs in connection with the $25.0 million amended Oxford/SVB loan agreement;

•	a decrease of $0.3 million in interest expense related to the convertible bridge loans that were outstanding in 2010 and converted upon completion of our initial public offering; and

•	a decrease of $0.1 million in interest expense related to the prepayment of our debt facility with CIT made in connection with the $25.0 million amended Oxford/SVB loan agreement; offset by

•

an increase of $0.4 million in revenue interest payments and $0.8 million in accrued non-cash interest expense based on our estimate of future revenue interest payments, recognized in connection with the $30.0 million Cowen Royalty Financing Agreement; and

•	an increase of $1.0 million in interest expense due to higher debt balances associated with the amended Oxford/SVB loan agreement.

Change in Fair Value of Warrant Liability. Change in fair value of warrant liability resulted in $0.5 million of non-cash income during the nine months ended September 30, 2011 compared to $12.8 million of non-cash expense for the nine months ended September 30, 2010. The change in fair value of the warrant liability during the nine months ended September 30, 2011 was due to the decrease in fair value of the warrants issued in connection with the Cowen Royalty financing in July 2011. The change in fair value of warrant liability during the nine months ended September 30, 2010 was due to the increase in fair value of convertible preferred stock warrants, which were converted to warrants of common stock in connection with the initial public offering in November 2010.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.1 million of income during the nine months ended September 30, 2011, which was due to the decrease in fair value of the embedded derivatives associated with the Cowen Royalty financing in July 2011.

Other Income (Expense). Other income (expense) was $0.1 million of expense for each of the nine months ended September 30, 2011 and 2010. Any changes in other income (expense) were primarily related to foreign currency transaction gains and losses which primarily related to the settlement of our liabilities payable in Euro and U.K pounds sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operations since inception, and as of September 30, 2011, had an accumulated deficit of $258.3 million, and expect to continue to incur net losses and negative cash flow from operations for at least the next several years primarily as a result of, among other things, the development expenses in connection with our clinical trials and pre-clinical studies for Zohydro and Relday and the cost of the sales and marketing expenses associated with Sumavel DosePro.

As of September 30, 2011, we had cash and cash equivalents of $70.8 million. In addition, on June 30, 2011, we amended certain terms of our loan agreement with Oxford and SVB including the deferral of principal repayment to commence on February 1, 2012 and in July 2011, we entered into equity and royalty financing agreements with Cowen Royalty, pursuant to which we borrowed $30.0 million from Cowen Royalty and sold $1.5 million of our common stock to Cowen Royalty resulting in $29.5 million in net proceeds to us. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2011, together with future revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the second quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point or possibly earlier. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not be able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.

In its report on our consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern depends, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain, as well as the continued availability of borrowings under our amended Oxford/SVB loan agreement. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and have to liquidate our assets and may receive less than the value at which those assets were carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through September 30, 2011, we received aggregate net cash proceeds of approximately $273.1 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

•

in July 2010, we issued unsecured convertible promissory notes in an aggregate amount of $15.0 million under which all the outstanding principal and interest automatically converted to 3,873,756 shares of common stock upon the completion of our initial public offering;

•

in November 2010 and December 2010, we issued and sold a total of 14,436,493 shares of common stock in our initial public offering, including shares issued upon the exercise of the underwriters’ overallotment option, for aggregate net proceeds of $51.7 million;

•	in July 2011, we entered into an equity and royalty financing agreement with Cowen Royalty pursuant to which we sold 388,601 shares of our common stock, resulting in $1.4 million of net proceeds; and

•

in September 2011, we issued and sold a total of 30,000,000 shares of common stock in a follow-on public offering, excluding shares issued upon the exercise of the underwriters’ option to purchase additional shares, for aggregate net proceeds of $56.6 million.

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

The amended Oxford/SVB loan agreement includes financial covenants requiring that we achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The agreement also includes a covenant that the audit report accompanying our year-end consolidated financial statements for fiscal year 2010 and thereafter not include a “going concern” qualification. In March 2011, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. In addition, the amended Oxford/SVB loan agreement prohibits us from (1) incurring any debt other than, among other things, debt under the amended Oxford/SVB loan agreement, and (2) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $0.1 million, and also prohibits the occurrence of a change in control of our company as defined in the amended Oxford/SVB loan agreement. The agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement, (3) we default in the payment of any amount payable under the agreement when due, or (4) we breach any covenant in the agreement (subject to a grace period in some cases). The $25.0 million term loan bears an interest rate of 12.06% per annum. Payments consist of monthly interest only payments for the first 12 months followed by principal and interest payments for the subsequent 30 months. The term loan requires a final payment of $1.2 million, in addition to the repayment of unpaid principal, at the loan maturity date, which is January 1, 2014. We have the option to prepay the outstanding balance of the term loan in full subject to a prepayment fee of either 2% or 3% of the principal amount being prepaid depending upon when the prepayment occurs as well as the $1.2 million final payment. Under the terms of the revolving credit facility, we may borrow up to $10.0 million, but not more than a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrue interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, we pay a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. If the revolving credit facility is terminated, a final payment is required in the amount of $0.1 million, $0.2 million or $0.3 million depending upon when the termination occurs. The amended Oxford/SVB loan agreement matures on the earliest of January 1, 2014, the occurrence of an event of default resulting in our obligations becoming due and payable in accordance with the amended Oxford/SVB loan agreement or the date of any prepayment of all outstanding obligations under the Amended Oxford/SVB loan agreement, at which time a final payment of $0.1 million, plus all unpaid principal, must be paid in full. As of September 30, 2011, we had borrowed $4.6 million under the revolving credit facility.

On July 18, 2011, we closed the royalty financing agreement with Cowen Royalty, or the financing agreement. Under the terms of the financing agreement, we borrowed $30.0 million and we are obligated to repay such borrowed amount together with a specified return to Cowen Royalty, through the payment of tiered royalties ranging from .5% to 5% of our direct product sales, co-promotion revenues and out-license revenues, or collectively, revenue interest, that we may record or receive as a result of worldwide commercialization of our products including Sumavel DosePro, Zohydro and other future products. Pursuant to the terms of the financing agreement, in the event our co-promotion agreement with Astellas is terminated prior to June 30, 2013, our royalty rate will increase to 5.75%, with a reversion back to 5% possible if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination.

We are also obligated to make three fixed payments of $10.0 million on (or before at our option) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the amended Oxford/SVB loan agreement while balances remain outstanding under that facility.

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

In connection with the financing agreement, in July 2011 we issued and sold 388,601 shares of our common stock to Cowen Royalty for gross proceeds of $1.5 million and issued to Cowen Royalty a warrant to purchase 225,000 shares of our common stock at an exercise price of $9.00 per share. We received total net proceeds, after expenses, of $29.5 million from the borrowings under the financing agreement and the sale of common stock to Cowen Royalty.

We also granted Cowen Royalty the right to purchase $1.5 million of shares of our common stock in the first bona fide equity financing following the date of the financing agreement that would result in gross proceeds to us of at least $15.0 million, at a price equal to the price paid by other investors participating in such equity financing. Cowen Royalty exercised this right and purchased $1.5 million of shares of our common stock at $2.00 per share in our follow-on public offering completed in September 2011.

We depend in part upon borrowings available under the revolving credit facility provided under the amended Oxford/SVB loan agreement, the term loan obtained under the Oxford/SVB loan agreement and the borrowed amount under the financing agreement to finance our ongoing operations. Accordingly, any termination of those agreements, or any requirement that we repay any of our outstanding term loans or the borrowed amount under the financing agreement, whether as the result of our default under the applicable agreement or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Cash and Cash Equivalents. Cash and cash equivalents totaled $70.8 million and $49.2 million at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes our cash flows used in operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(64,235)	$(58,492)
Investing activities	(426)	(2,084)
Financing activities	86,336	27,338

Increase (decrease) in cash and cash equivalents	$21,675	$(33,238)

Operating Activities. Net cash used in operating activities was $64.2 million and $58.5 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used for the nine months ended September 30, 2011 and 2010 primarily reflects the use of $54.9 million and $52.1 million, respectively for operations (excluding non-cash items), use of $1.1 million and investment of $4.4 million, respectively, in commercial inventory of Sumavel DosePro, and cash used of $10.4 million and cash provided of $2.0 million, respectively, for other working capital uses.

Investing Activities. Net cash used in investing activities was $0.4 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.2 million to $0.3 million in the last three months of 2011. These planned capital expenditures primarily relate to further investments in our manufacturing operations toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash provided by financing activities was $86.3 million and $27.3 million for nine months ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities for the nine months ended September 30, 2011 relates to the net proceeds received in connection with the Financing Agreement of $29.5 million, net proceeds received from the issuance of common stock in our follow-on public offering of $56.6 million, net proceeds received from our revolving credit facility of $6.2 million, proceeds from the exercise of options to purchase common stock of $0.1 million and payments on borrowings of debt of $6.1 million. Net cash provided by financing activities for the nine months ended September 30, 2010 relates to payments on borrowings of debt of $15.4 million, and net proceeds from our long-term debt and revolving credit facility of $42.7 million.

Our sources of liquidity include our cash balances, cash receipts from the sale of Sumavel DosePro and our debt facilities. As of September 30, 2011, we had $70.8 million in cash and cash equivalents, which includes $29.5 million in cash that we received in July 2011 under our financing agreement and $56.6 million in net proceeds from the sale of common stock in connection with our follow-on public offering completed in September 2011. Other potential sources of near-term liquidity include (i) entering into a commercialization agreement for Zohydro or a licensing arrangement on our DosePro technology, (ii) equity, debt or other financing or (iii) leveraging our sales force capacity to promote a new product.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through September 30, 2011, we received aggregate net cash proceeds of approximately $273.1 million from the sale of shares of our preferred and common stock, the issuance of a notes and payments from collaborators. Although we will continue to be opportunistic in our efforts to obtain cash, there is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable. In addition, as a result of our outstanding loan with Oxford and SVB and our financing agreement, our ability to engage in debt financing transactions is subject to certain limitations and certain debt financing transactions, if consummated, may accelerate our repayment obligations to Oxford and SVB and Cowen Royalty.

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

If we fail to pay amounts owing under either the amended Oxford/SVB loan agreement or the financing agreement when due, if we breach our other covenants or obligations under either of these agreements, or if other events of default under either of these agreements occur, the applicable lenders would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2009, 2010 and 2011 we were required to obtain amendments or waivers under our credit facilities.

We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product and, if approved, product candidates. We expect our development and commercialization expenses to be substantial and to increase over the next few years as we continue to grow the Sumavel DosePro brand and continue to advance our Zohydro product through Phase 3 clinical trials and potentially through commercialization and initiate clinical development of Relday.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the second quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. There can be no assurance that we will be able to raise additional funds from any of these sources on terms we deem acceptable, or at all. In addition, future issuance of equity, convertible or other equity-linked securities could materially dilute the ownership interests of holders of our common stock and additional debt financing could result in a material increase in the amount of cash necessary to fund debt service payments and also could require that we comply with financial and other covenants that limit our flexibility and operations. In addition, the fact that we have pledged substantially all of our assets to secure our existing loan facilities will likely increase the cost, perhaps substantially, of any additional debt financing we may obtain or prevent us from obtaining additional debt financing altogether.

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of September 30, 2011 (unaudited):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In Thousands)
Debt obligations (1)	$59,588	$12,264	$17,324	$20,000	$10,000
Debt interest (2)	5,466	2,749	2,717	0	0
Operating lease obligations (3)	3,451	1,491	1,410	550	0
Co-Promotion marketing & promotional expenses (4)	503	503	0	0	0
Purchase obligations (5)	19,148	12,025	5,123	1,000	1,000

Total	$88,156	$29,032	$26,574	$21,550	$11,000

(1)	Represents principal payments due in each period on our loan and security agreement with Oxford Finance Corporation and Silicon Valley Bank and outstanding balances under our revolving credit facility with Oxford Finance Corporation and Silicon Valley Bank. Also includes annual payments under our financing agreement with Cowen Royalty, which occur on January 1 of 2015, 2016 and 2017.
(2)	Includes the interest on regular scheduled debt payments to Oxford Finance Corporation and Silicon Valley Bank at an annual rate of 12.06%.
(3)	Includes the minimum rental payments for our San Diego, California office pursuant to a lease entered into in October 2009 and expiring, as extended, in 2012. Also includes the minimum rental payments for our Emeryville, California office pursuant to a lease entered into in July 2007 and expiring, as extended, in September 2015. Also includes the rental payments for a fleet of up to 95 vehicles pursuant to a lease entered into in August 2009. Each vehicle has a lease term of 36 months.
(4)	Represents our portion of the shared marketing and promotional costs as agreed between us and Astellas for 2011 joint promotional efforts for Sumavel DosePro. These obligations are determined on an annual basis through the term of the agreement.
(5)	Primarily represents non-cancellable purchase orders for the production of key components of Sumavel DosePro, a minimum manufacturing fee payable to Patheon UK Limited, our contract manufacturing organization, and a minimum annual spend in external expenses for the development of Relday under our Durect licensing agreement.

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

Under our license agreement with Alkermes we may be required to pay up to $3.75 million in total future milestone payments with respect to Zohydro depending upon the achievement of various development and regulatory events. In addition, if Zohydro is approved, we will be required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

Under our licensing agreement with Durect we are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. In addition, we are required to pay Durect a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis, and we are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

Under our financing agreement with Cowen Royalty we are obligated to pay to Cowen Royalty revenue interest on product sales between 5% and 0.5%, depending upon the level of product sales made.

We also maintain agreements with third parties to manufacture our product, conduct our clinical trials, and perform data collection and analysis. Our payment obligations under these agreements will likely depend upon the progress of our development programs, sales of our product and commercialization efforts. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We will now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the nine months ended September 30, 2011.

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

In May 2011, FASB issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this updated standard is not expected to have a material effect on our results of operations.

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

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2011 consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Our $10.0 million revolving credit facility with Oxford and SVB bears interest at the greater of 3.29% above SVB’s prime rate or 7.29%. As of September 30, 2011, we had $4.6 million outstanding on this revolving credit facility.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the nine months ended September 30, 2011, approximately $16.6 million (based on exchange rates as of September 30, 2011) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the nine months ended September 30, 2011 would have resulted in approximately $0.8 or $0.9 million in gains or losses, respectively. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Disclosure Controls and Procedures

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts. *

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, and borrowings under our loan and financing agreements with Cowen Healthcare Royalty Partners II, L.P, or Cowen Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, Silicon Valley Bank, or SVB, and until June 30, 2011, General Electric Capital Corporation, or GE Capital. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2011, together with future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the second quarter of 2013. We will need to obtain additional funds to finance our operations beyond that point in order to:

•

maintain and continue to increase our sales and marketing activities for Sumavel DosePro, particularly if our co-promotion agreement with Astellas Pharma US, Inc., or Astellas, is terminated, amended or otherwise restructured;

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

•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;

•	the costs of maintaining and expanding our sales and marketing infrastructure or establishing distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

We are largely dependent on the commercial success of Sumavel DosePro and although we have generated revenue from sales of Sumavel DosePro, we may never significantly increase these sales or become profitable. *

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only marketed product, Sumavel DosePro, which in turn, will depend on several factors, including our ability to:

•

successfully maintain and increase market demand for, and sales of, Sumavel DosePro through our sales and marketing efforts and those of Astellas, our co-promotion partner (or, in the event that our co-promotion agreement with Astellas is amended, terminated or otherwise restructured by expanding our sales force and/or through another co-promotion partner, if available);

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

We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we have generally experienced quarterly growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through September 30, 2011, we have at certain times experienced a reduction in total and new prescriptions month over month. In addition, while we have recently expanded our sales force in the United States by 15 sales representatives to further promote Sumavel DosePro, there is no guarantee that this expansion will result in increased sales of Sumavel DosePro. If we fail to successfully increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

We are at an early stage of commercialization and have a history of significant net losses and negative cash flow from operations. We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for at least the next several years. *

We were organized in 2006, have a limited operating history and there is little historical basis upon which to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies in the early stages of commercialization.

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for 2009, 2010 and the nine months ended September 30, 2011, we incurred net losses of $45.9 million, $73.6 million and $60.2 million, respectively, our net cash used in operating activities was $32.4 million, $72.0 million, and $64.2 million, respectively, and, at September 30, 2011, our accumulated deficit was $258.3 million. We expect our losses and negative cash flow to continue for at least the next several years as a result of the development expenses in connection with our ongoing clinical development for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

We may not be successful in executing our sales and marketing strategy for the commercialization of Sumavel DosePro and, as part of this strategy, we are dependent on our collaboration with Astellas to promote Sumavel DosePro primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists. If we are unable to successfully execute such strategy or if our co-promotion agreement with Astellas is amended, terminated or otherwise restructured, we may not be able to generate significant revenue. *

Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force includes approximately 94 sales representatives who are promoting Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States. Although we believe we have adequately sized our sales force in order to reach this targeted audience, we may either increase or decrease the size of our sales force in the future based upon market conditions and actual sales performance. In that regard, if our co-promotion agreement with Astellas is amended, terminated or otherwise restructured, we would expect to either expand our sales force to promote Sumavel DosePro and/or seek another co-promotion partner, if available. In addition, we could lose sales personnel or the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly larger sales and marketing organizations, and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them with the commercial infrastructure we have developed.

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

•

Astellas could terminate the co-promotion agreement for any or no reason upon 180-days written notice at any time, which may negatively impact our ability to generate, or prevent us from generating, sufficient revenue;

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

For the three and nine months ended September 30, 2011, sales to the Astellas Segment represented approximately 37% and 39% of our product demand, respectively. Under the terms of the co-promotion agreement, Astellas may terminate the agreement for any reason or no reason upon 180-days written notice to us. The co-promotion agreement may also be terminated by Astellas or us for a number of other specified reasons, some of which are beyond our control. In the event Astellas terminates the agreement for specified reasons, including a material uncured breach by us of our minimum sales effort obligations and our failure to cure such breach within a specified period, we would be required to pay Astellas only the first of the two annual tail payments described below.

In addition, either party may terminate the agreement based upon, among other things, a failure of the Sumavel DosePro brand to achieve certain minimum sales levels in 2011, as defined in the co-promotion agreement. Based on our net product revenue through September 30, 2011, we do not expect to meet these 2011 minimum sales levels for Sumavel DosePro, and therefore expect that both we and Astellas will have the right to terminate the agreement on this basis. If either party were to exercise this termination right, it must provide 90 days’ written notice to the other party, such notice to be provided within 30 days after the actual net sales of Sumavel DosePro through December 31, 2011 have been provided to Astellas pursuant to the terms of the co-promotion agreement. In the event of such a termination relating to sales levels of Sumavel DosePro, we would be required to make two annual tail payments calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas

Segment in the last 12 months of its active promotion. In the event of a termination by us or Astellas, we would expect to either expand our sales force to promote Sumavel DosePro to certain physicians within the Astellas Segment and/or seek another co-promotion partner, if available. We may also seek to amend or restructure our co-promotion agreement with Astellas.

In addition, Astellas may terminate the co-promotion agreement in the event we undergo a change of control, as defined in the co-promotion agreement, if a governmental authority takes action that prevents or makes it unlawful for Astellas to perform its obligations under the agreement, in the event of our inability to supply commercial product, under certain circumstances where a third party asserts that the making or selling of Sumavel DosePro infringes the intellectual property rights of a third party, upon the occurrence of a large scale recall or market withdrawal of Sumavel DosePro, upon a material uncured breach by us or in the event of our insolvency or bankruptcy or other event which affects our ability to perform our obligations under the agreement. We cannot assure you that Astellas will not terminate the agreement under the circumstances described above. As an alternative to termination, we and Astellas could agree to amend or otherwise restructure the current co-promotion agreement. Such amendment or restructuring could change the financial terms of our agreement, change our respective minimum sales force requirements, or otherwise materially alter our co-promotion relationship. Such an amendment or restructuring could require us to expand our sales force or otherwise invest significant additional financial resources in order to adequately support the successful sales and marketing of Sumavel DosePro.

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

If Sumavel DosePro, and, if approved, Zohydro and Relday, or any other product candidate for which we receive regulatory approval does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.

The commercial success of Sumavel DosePro, and, if approved, Zohydro and Relday, or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved product by third-party payors is also necessary for commercial success. The degree of market acceptance of Sumavel DosePro and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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

Our efforts to educate the medical community and third-party payors on the benefits of Sumavel DosePro, and, if approved, Zohydro and Relday or any of our other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from these products to become or remain profitable.

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we recently experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product and product candidates, warehouse and distribute Sumavel DosePro and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and development of Zohydro, Relday or any of our other product candidates could be delayed.

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

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, individually comprised 42.8%, 39.7% and 10.2%, respectively, of our total gross sales of Sumavel DosePro for the nine months ended September 30, 2011, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our sales can be greatly affected by the inventory levels our wholesalers carry. We monitor wholesaler inventory of Sumavel DosePro using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive inventory level reports. For most other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our wholesalers. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

We face intense competition, including from generic products, and if our competitors market and/or develop treatments for migraine, pain or psychotic disorders that are marketed more effectively, approved more quickly than our product candidates or demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.*

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including larger, well-established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. Many large, well-capitalized companies offer products in the United States that compete with Sumavel DosePro. Sumavel DosePro currently competes with branded products in the triptan class such as Imitrex and Treximet marketed by GlaxoSmithKline, or GSK, as well as six other branded triptan therapies being sold by AstraZeneca PLC, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Merck & Co., Inc., and Pfizer Inc. In addition to those migraine therapeutics, there are other marketed non-triptan migraine therapeutics such as Cambia sold by Nautilus Neurosciences, Inc. and Migranal sold by Valeant Pharmaceutical International. We also face competition from generic sumatriptan oral tablets and sumatriptan injection, now marketed in the United States as an authorized generic of the Imitrex STATdose System, or Imitrex STATdose, by Par Pharmaceutical Companies, Inc. and Sandoz Inc. (a Novartis AG company). In addition, in June 2010 the FDA approved Alsuma (sumatriptan injection), a needle-based autoinjector which was developed and is manufactured and marketed by Pfizer and its subsidiary, Meridian Medical Technologies. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies, and most recently, the FDA granted approval for a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited in June 2011. Although these products may not be directly substituted for Sumavel DosePro, generic versions of sumatriptan injection and alternative autoinjector forms of sumatriptan injection may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients.

If approved for the treatment of moderate to severe chronic pain, we anticipate that Zohydro would compete against other marketed branded and generic pain therapeutics. Opioid therapeutics generally fall into two classes: codeines, which include oxycodones and hydrocodones, and morphines. Zohydro is a hydrocodone, the most commonly prescribed opioid in the United States, and we expect Zohydro will compete with therapeutics within both the codeine and morphine classes. These therapeutics include both Schedule II and Schedule III products (meaning that they are considered controlled substances by the DEA) being marketed by companies such as Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Watson Pharmaceuticals, Inc.

In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as GSK and Merck & Co., and other smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. If approved, Zohydro may also compete with at least 15 opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Cephalon, Inc., Egalet A/S, Pfizer and Purdue Pharma L.P. Zohydro may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira Inc., Inspirion Delivery Technologies, Inc, LLC, Intellipharmaceuticals International, Inc., Pfizer and QRxPharma Ltd.

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, and Zyprexa Relprevv marketed by Eli Lilly & Company. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca PLC, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, Inc., NuPathe, Inc. and Novartis AG, each of which has announced they are developing long-acting antipsychotic product candidates.

We expect Sumavel DosePro and, if approved, Zohydro, Relday and any of our other product candidates to compete on the basis of, among other things, product efficacy and safety, time to market, price, patient reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop needle-free injectable products, products to address chronic pain or other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. If any of our product candidates receive the requisite regulatory approval and classification and are marketed, the competition which we will encounter will have, and the competition we are currently encountering with our Sumavel DosePro product has had and will continue to have, an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

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

We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and for the clinical supply of Zohydro and Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, Zohydro and Relday could be delayed.

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro, Relday or any other products or product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Final aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreements, Alkermes Pharma International Ltd., or Alkermes, is the exclusive manufacturer of Zohydro and Durect is the exclusive manufacturer of Relday for all clinical trials through Phase 2 clinical trials and has the option to supply Relday for Phase 3 clinical trials and, if approved, commercial distribution. We may never be able to establish additional sources of supply for Zohydro or Relday.

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

If our contract manufacturers or suppliers fail to deliver the required commercial quantities of Sumavel DosePro and its various components, the quantities of Zohydro, Relday or any of our other product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our product, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.

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

Zohydro and Relday are subject to extensive regulation, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval or be successfully commercialized. *

We currently are developing Zohydro for the treatment of moderate to severe chronic pain and we plan to initiate clinical studies for Relday to treat the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of opioid drug products, among other things, are subject to extensive regulation by the FDA, the DEA (in the case of Zohydro) and other regulatory authorities in the United States. We are not permitted to market Zohydro, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for Zohydro, Relday or any of our other product candidates, or that any such product candidates will be successfully commercialized.

We have not yet completed all necessary studies, nor submitted a new drug application, or NDA, or received marketing approval, for Zohydro and we have not yet commenced clinical studies for Relday. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Zohydro has undergone Phase 1 pharmacokinetics studies as well as Phase 2 clinical trials. However, these studies and trials were conducted by a third party and, accordingly, we did not directly participate in their design or execution. In addition, we will also need to successfully complete Phase 3 clinical trials to establish its safety and efficacy, additional Phase 1 studies, and additional pre-clinical studies prior to our submission of an NDA to the FDA for approval. We initiated the Phase 3 clinical development program for Zohydro in March 2010 and reported positive top-line results from our pivotal Phase 3 efficacy trial, Study 801, in August 2011 and completed enrollment in our open-label Phase 3 safety trial, Study 802, in November 2010. Zohydro and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. Furthermore, product candidates such as Zohydro may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Although we have not yet begun clinical studies for Relday, the development of Relday will be subject to most of the risks described in this paragraph.

If we are unable to obtain regulatory approval for Zohydro, Relday or any other product candidates on the timeline we anticipate, we will not be able to execute our business strategy effectively and our ability to generate additional revenues beyond Sumavel DosePro will be limited, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for Zohydro, Relday or any of our other product candidates, which could prevent or significantly delay their regulatory approval. *

Our Zohydro and Relday product candidates and any other product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Zohydro, Relday or any other product candidate, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate is safe and effective, and similar regulatory approvals would be necessary to commercialize the product candidate in other countries.

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

With regard to Zohydro, top-line results from our pivotal Phase 3 efficacy clinical trial in patients with chronic lower back pain has shown what we believe is a clinically acceptable efficacy and safety profile which supports submission of an NDA for the treatment of moderate to severe pain in patients requiring around-the-clock opioid therapy. The trial successfully met the primary efficacy endpoint of the study in demonstrating a significant difference (p=0.008) between the mean changes in daily pain intensity Numeric Rating Scale (NRS) scores between Zohydro and placebo groups. The two key secondary endpoints were also met, specifically, the proportion of patients with at least 30% improvement in pain intensity and the improvement of overall satisfaction of medication. In the pivotal Phase 3 efficacy trial, the observed adverse events were similar to the side effects we observed in prior Phase 2 trials of Zohydro and consistent with the reported side effects of opioids currently prescribed for chronic pain. The incidence of adverse events was 33.7% and 28.8% in the open-label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These results may not be predictive of results obtained in our ongoing Phase 3 safety trial or any other required future trials, and we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or approvals for commercially viable uses. In addition, the top-line data we have reported and may continue to report from our Zohydro clinical trials is based on preliminary analysis of key efficacy and safety data, and such data may change following a more comprehensive review of the data related to the applicable clinical trial, and may also change in connection with the continued review of such data as part our planned submission and the FDA’s review of our NDA. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro is not shown to be safe and effective in clinical trials, this program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of clinical testing for Zohydro or pre-clinical or clinical testing for Relday or any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates. *

Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for Zohydro or pre-clinical or clinical testing for Relday or any of our other product candidates could significantly affect our product development costs and business plan. In March 2010, we initiated a Phase 3 clinical development program for Zohydro, including a pivotal efficacy trial. We reported positive top-line results from our pivotal Phase 3 efficacy trial in August 2011 and are still conducting our fully-enrolled Phase 3 safety trial for Zohydro. Phase 3 clinical efficacy trials, in general, are significantly more complex and time-consuming and involve more patients than the Phase 1 and 2 clinical trials. We do not know whether our ongoing Phase 3 clinical trial of Zohydro will be completed on schedule, if at all. We expect to initiate clinical testing for Relday in patients with schizophrenia in early 2012. In addition, we do not know whether this or any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We believe that we have planned and designed an adequate Phase 3 clinical trial program for Zohydro, and we presented the trial design for our Phase 3 trials to the FDA at our End of Phase 2 meeting in June 2008. Although we believe the FDA has generally agreed with the design of our Phase 3 clinical trial program, the FDA could still determine that it is not satisfied with our plan, the details of our pivotal clinical trial protocols and designs or the results of our studies. While the FDA has provided us with a written record of our discussions and responses to our questions at our End of Phase 2 meeting, such records and responses do not guarantee that the FDA will deem our trial design to be sufficient for the purpose of obtaining marketing approval for Zohydro. We did not seek a Special Protocol Assessment from the FDA for our pivotal Phase 3 efficacy study for Zohydro (Study 801).

In addition, while we completed enrollment in our open-label Phase 3 trial, Study 802, in November 2010, chronic pain patients have historically been difficult to keep enrolled in clinical trials. If a significant number of patients fail to stay enrolled in any of our current or future clinical trials of Zohydro, Relday or any of our other product candidates and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for Zohydro, Relday and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have agreements with third-party CROs to conduct our Phase 3 trials for Zohydro, and anticipate that we may enter into other such agreements in the future regarding Relday or any of our other product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMPs, regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our commercialization partner for Sumavel DosePro in the European Union and three other countries, Desitin Arzneimittel GmbH, or Desitin, may not successfully develop, obtain approval for or commercialize Sumavel DosePro in those territories, which may adversely affect our ability to commercialize Sumavel DosePro both inside and outside the United States.

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

Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force of approximately 94 representatives primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In addition, in July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro is also being marketed by Astellas in the United States and promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists by approximately 400 Astellas sales representatives. In order to expand the market opportunity for any additional product candidates that receive regulatory approval into the broader primary care physician audiences, we will need to continue to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such product candidates, particularly if our co-promotion agreement with Astellas is amended, terminated or otherwise restructured. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to commercialize any product candidates that may receive regulatory approval, we are likely to receive less revenues than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately commercialize any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Furthermore, we intend to in-license, acquire, develop and/or market additional products and product candidates in the areas of pain and central nervous system, or CNS, disorders. For example, in July 2011, we entered into a development and license agreement with Durect Corporation for a proprietary, long-acting, injectable formulation of risperidone using Durect’s SABER controlled-release formulation technology in combination with our DosePro technology. Durect will be responsible for non-clinical, formulation and chemistry, manufacturing and controls development responsibilities. As a result, we will be dependent on Durect’s successful completion of its responsibilities for Relday. In addition, because our internal research and development capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

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

We increased our full-time employees from 48 as of October 31, 2009 to 161 as of September 30, 2011. In addition, we have expanded our sales force in the United States from approximately 80 sales representatives to approximately 94 sales representatives at the end of the third quarter of 2011 and may need to further increase our sales force, perhaps substantially, if our co-promotion agreement with Astellas is amended, terminated or otherwise restructured. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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

We may be unable to successfully implement or fund these tasks on a larger scale and, accordingly, may not achieve our commercialization and development goals. In addition, our management may have to divert a disproportionate amount of its attention away from day-to-day activities and towards managing these growth-related activities. Likewise, the anticipated increase in our sales force is expected to increase our expenses and any further increase of our sales force if the Astellas co-promotion agreement is amended, terminated or otherwise restructured may further increase our expenses, perhaps substantially. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and our failure to effectively manage any growth could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to attract and retain key personnel, we may not be able to manage our business effectively or develop our product candidates or commercialize our product.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the areas in Southern and Northern California, where we currently operate. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital and our ability to implement our business strategy. The loss of the services of any members of our senior management team, especially our Chief Executive Officer, Roger L. Hawley, and President and Chief Operating Officer, Stephen J. Farr, Ph.D., could negatively impact the commercialization of Sumavel DosePro and could delay or prevent the development and commercialization of any other product candidates, including Zohydro or Relday. In addition, under the terms of our amended and restated loan and security agreement with Oxford and SVB, or the amended Oxford/SVB loan agreement, if our Chief Executive Officer, Chief Financial Officer or President resigns, is terminated or is no longer actively involved in his or her current position and is not replaced by a person acceptable to our board of directors within 120 days, an event of default would be triggered under the agreement, and the lenders would be able to demand immediate repayment of all borrowings outstanding under the agreement. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, our locations in California in particular are characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

The commercial use of our product and clinical use of our product and product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Sumavel DosePro, or an applicable foreign regulatory authority. Our product and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Sumavel DosePro or our product candidates could result in injury to a patient or even death. For example, because our DosePro technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Zohydro is an opioid pain reliever that contains hydrocodone, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our product or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize our product or product candidates;

•	decreased demand for our product or, if approved, product candidates;

•	impairment of our business reputation;

•	product recall or withdrawal from the market;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenues.

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

Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the nine months ended September 30, 2011, $16.6 million (based on exchange rates as of September 30, 2011) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development. *

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of our reliance on our partnership with Astellas to co-promote Sumavel DosePro. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss applicable to common stockholders was $45.9 million in 2009, $73.6 million in 2010 and $60.2 million for the nine months ended September 30, 2011, and our cash used in operating activities was $32.4 million in 2009, $72.0 million in 2010 and $64.2 million for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $258.3 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years as a result of the development expenses incurred in connection with our ongoing clinical development for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro. In addition, if we obtain regulatory approval for Zohydro or any of our other product candidates, we expect to incur significant sales, marketing and manufacturing expenses as well as continued development expenses. As a result, we are and will remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. We cannot assure you that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and lack of sufficient working capital raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. In addition, our amended Oxford/SVB loan agreement includes a covenant that the audit reports accompanying our annual consolidated financial statements for fiscal year 2010 and thereafter not include a going concern qualification and any breach of that covenant would permit the lenders to demand immediate repayment of all loans outstanding under the agreement and to seize and sell the collateral pledged to secure these loans. In March 2011, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2010 audit report from our independent registered public accounting firm which included a going concern qualification.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of September 30, 2011, the principal amount of our total indebtedness was approximately $58.6 million. In July 2011, we completed the royalty financing transaction with Cowen Royalty, which increased our total indebtedness by an additional $30.0 million. We have and expect to continue to make borrowings under our $10.0 million revolving credit facility to fund working capital and other cash needs and we may incur substantial additional indebtedness in the future, both under our $10.0 million revolving credit facility and any other debt facilities we may enter into in the future. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay product development, sales and marketing, capital and other expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. This risk is increased by the fact that borrowings under our credit facility with Oxford and SVB bear interest at a variable rates, exposing us to the risk that the amount of cash required to pay interest will increase to the extent that market interest rates increase.

Our debt instruments contain a number of financial covenants and other provisions, including a requirement that we attain specified future levels of revenues, which, if violated, could result in the immediate acceleration of our outstanding indebtedness. *

Our amended Oxford/SVB loan agreement includes covenants requiring, among other things, that (1) we achieve, as of the last day of each month, measured on a trailing three-month basis, actual revenues of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00, and (2) the audit report accompanying our year-end consolidated financial statements for fiscal year 2010 and thereafter not include a going concern qualification. As discussed above, the audit report from our independent registered public accounting firm accompanying our 2010 consolidated financial statements includes a going concern qualification and, as a result, our results of operations and financial condition will have to improve to a point where our auditors can deliver their audit report without this qualification in order to avoid a future breach of this covenant. In addition to certain other customary restrictive covenants, the amended Oxford/SVB loan agreement prohibits us, subject to certain customary exceptions, from (1) incurring any debt other than, among other things, debt under the amended loan agreement and other debt permitted thereunder, (2) entering into sale and leaseback transactions, (3) having a change in our management such that our Chief Executive Officer, Chief Financial Officer or President resigns, is terminated or is no longer actively involved in our management in his or her current position and is not replaced with a person acceptable to our board of directors within 120 days, (4) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000 or a change in control of our company, as defined in the amended Oxford/SVB loan agreement, (5) permitting liens to exist on our properties and (6) making distributions and investments. The amended Oxford/SVB loan agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in the perfection or priority of such collateral, (3) we default in the payment of any amount payable under the agreement when due, or (4) we breach any covenant in the agreement (subject to a grace period in some cases). In 2009, 2010 and 2011, we were required to obtain amendments or waivers under our credit facilities, and we may in the future need to obtain waivers or amendments under our credit facilities or other debt instruments, in order to avoid a breach or default, particularly if our business deteriorates or does not perform in accordance with our expectations. Our amended Oxford/SVB loan agreement is secured by substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash).

In connection with the Cowen Royalty transaction, we paid off all outstanding amounts under our prior loan and security agreement with GE Capital and terminated that agreement.

Pursuant to the terms of our $30.0 million royalty financing agreement with Cowen Royalty, or the Cowen Royalty financing agreement, we are required to make payments to Cowen Royalty of $10.0 million on each of January 31, 2015, 2016 and 2017, as well as fixed percentages of amounts received or recorded from our products sales.

Our obligations under the Cowen Royalty financing agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the amended Oxford/SVB loan agreement) in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash), to the extent necessary or used to commercialize our products. The security interest will be extinguished once the aggregate payments made by us to Cowen Royalty equals $75.0 million. If we are unable to repay the indebtedness or other amounts when due, whether at maturity, upon termination or if declared due and payable by the lender following a default, the lenders under the amended Oxford/SVB loan agreement and Cowen Royalty under the terms of the Cowen Royalty financing agreement generally have the right to seize and sell the collateral securing the indebtedness, and other amounts owing to it thereunder.

We have the option to terminate the Cowen Royalty financing agreement at our election prior to the termination date in connection with a change of control of our company, as defined in the Cowen Royalty financing agreement, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interest and fixed payments received by Cowen Royalty up to the date of such prepayment. In addition, Cowen Royalty has the option to terminate the Cowen Royalty financing agreement at its election in connection with a change of control of our company, as defined in the Cowen Royalty financing agreement, the sale of all or substantially all of our assets (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro), a bankruptcy event with respect to us or an event of default, as defined in the Cowen Royalty financing agreement, occurring thereunder. Upon such a termination by Cowen Royalty prior to the maturity date specified in the Cowen Royalty financing agreement, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interests and fixed payments received by Cowen Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

There can be no assurance that we will not breach the covenants or other terms of, or that an event of default or termination event will not occur under, our credit facilities or any other debt instruments and, if a breach or event of default or termination event occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders or refinance the related indebtedness or other amounts due and payable on terms we find acceptable, or at all.

As a result, any failure to pay our debt service obligations when due, any breach or default of our covenants or other obligations under debt instruments, or any other event that allows any lender to demand immediate repayment of borrowings or termination payments, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, the arrangement under the Cowen Royalty financing agreement may make us significantly less attractive to potential acquirors, and in the event that we exercised our change of control pay-off option in order to carry out a change of control, the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights. *

We may raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities. Our obligations under the amended Oxford/SVB loan agreement are secured by substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash). Our obligations under the Cowen Royalty financing agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the amended Oxford/SVB loan agreement) in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash). The security interest will be extinguished once the aggregate payments made by us to Cowen Royalty equals $75.0 million.

Each of the amended Oxford/SVB loan agreement and the Cowen Royalty financing agreement contains provisions which allow such lenders to accelerate the debt and seize and sell the collateral if, among other things, we fail to pay principal or interest when due or breach our obligations under the agreements or if a material adverse change in our business or any other event of default occurs. Any future debt financing we enter into may involve more onerous covenants that restrict our operations, may be secured by some or all of our assets, and will likely allow the lenders to accelerate the debt and seize and sell any collateral following a default. Our obligations under our outstanding debt agreements or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.

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

Our ability to utilize our net operating loss and research and development income tax credit carryforwards may be limited. *

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the IRC, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. As a result of this ownership change, our ability to use our then existing tax attributes was limited. We expect the issuance of common stock in our follow-on public offering in September 2011, together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, will result in an additional ownership change, which will further limit the amount of the tax attributes we may use to offset future taxable income, if any. In addition, any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years.

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

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our drugs, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Sumavel DosePro, Zohydro, Relday and our other product candidates may cause undesirable side effects or have other unexpected properties that could result in post-approval regulatory action. *

If we or others identify undesirable side effects, or other previously unknown problems, caused by our products, other products or our product candidates with the same or related active ingredients, after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

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

While the adverse reaction profile for Zohydro has not yet been fully characterized, in one completed Phase 3 study and two completed Phase 2 studies of Zohydro, patients experienced mild to moderate adverse events, such as constipation, nausea, urinary tract infection, vomiting, headache, dizziness, sweating and drowsiness, which are similar to the reported effects of opioids currently prescribed for chronic pain. We are continuing to assess the safety of Zohydro in our pending Phase 3 safety trial (Study 802).

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

Under the terms of our license agreement with Alkermes, Alkermes has the exclusive right to manufacture and supply both clinical and commercial supplies of Zohydro. While Alkermes is required to comply with applicable laws and regulations regarding controlled substances, we do not have any direct control over Alkermes’ compliance in these regards, and any failure by Alkermes to comply with those laws and regulations could result in a reduction or cessation of production of Zohydro.

Annual DEA quotas on the amount of hydrocodone allowed to be produced in the United States and our specific allocation of hydrocodone by the DEA could significantly limit the clinical development of Zohydro as well as the production or sale of Zohydro even if we obtain FDA approval.

The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual quotas. Because hydrocodone is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Alkermes, which has licensed us the right to sell Zohydro in the United States, if approved, was allocated a sufficient quantity of hydrocodone to meet our planned clinical and pre-clinical needs during 2011. However, in future years, we may need greater amounts of hydrocodone to sustain and complete our development program for Zohydro, and we will need significantly greater amounts of hydrocodone to implement our commercialization plans if the FDA approves Zohydro.

Moreover, we do not know what amounts of hydrocodone other companies developing product candidates containing hydrocodone may request for future years. The DEA, in assessing factors such as medical need, abuse and diversion potential and other policy considerations, may choose to set the aggregate hydrocodone quota lower than the total amount requested by the companies. Alkermes is permitted to petition the DEA to increase the annual aggregate quota after it is initially established, but there is no guarantee that the DEA would act favorably upon such a petition. Our procurement quota of hydrocodone may not be sufficient to meet our future clinical development needs or commercial demand if we receive regulatory approval for Zohydro. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for hydrocodone or a failure to increase it over time as we anticipate could delay or stop the clinical development of Zohydro or if approved, the product launch or commercial sale of Zohydro or cause us to fail to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Even though Sumavel DosePro has received regulatory approval in the United States and a limited number of foreign countries, we, Desitin, or any other potential partners may never receive approval in other countries or commercialize our products anywhere outside of the United States.

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

Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q regarding FDA approval in the United States. As described above, such effects include the risks that our product and product candidates may not be approved at all or for all requested indications, which could limit the uses of our product and product candidates and have an adverse effect on their commercial potential or require costly, post-marketing studies. In addition, we, Desitin, or any potential partner may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we fail to comply with applicable foreign regulatory requirements.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, and the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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

Risks Related to Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection. *

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product, Sumavel DosePro, and our product candidates, Zohydro and Relday, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing Sumavel DosePro or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We in-license certain intellectual property for Zohydro from Alkermes, and certain intellectual property for Relday from Durect. We rely on these licensors to file and prosecute patent applications and maintain patents and otherwise protect certain of the intellectual property we license from them. We have not had and do not have primary control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, with respect to our license agreements with Alkermes and Durect, we cannot be certain that such activities by Alkermes and Durect have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Alkermes has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of the intellectual property rights that Alkermes has licensed to us, and enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of Alkermes. Similarly, Durect has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of certain of the intellectual property rights that Durect has licensed to us, and enforcement of certain of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of Durect. We are not entitled to control the manner in which Alkermes or Durect may defend certain of the intellectual property that is licensed to us and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.

Most of our patents related to DosePro were acquired from Aradigm, who acquired those patents from a predecessor owner. Our patents related to Zohydro are licensed from Alkermes. Thus, most of our patents, as well as many of our pending patent applications, were not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, the former patent owners and our licensor might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners and Alkermes may not have been completely familiar with U.S. patent law, possibly resulting in inadequate disclosure and/or claims. This could possibly result in findings of invalidity or unenforceability of the patents we own and in-license, patents issuing with reduced claim scope, or in pending applications not issuing as patents.

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

•	we or our licensors, as the case may be, may not be able to detect infringement against our in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that there are dominating patents to Sumavel DosePro or our product candidates of which we are not aware;

•

it is possible that there are prior public disclosures that could invalidate our or our licensors’ inventions, as the case may be, or parts of our or their inventions of which we or they are not aware;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our device or product candidates;

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of October 27, 2011, our patent portfolio included eight issued U.S. patents, three pending U.S. patent applications, 39 issued foreign patents and two pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Five of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007 and 7,901,385, are expected to expire in 2014, 2016 2017, 2026 and 2026, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Number 7,776,007 covers the cap and latch mechanism; and U.S. Patent No. 7,901,385 covers a casing for enclosing the injection devices. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these five patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. *

We are a party to a license agreement with Alkermes, pursuant to which we license key intellectual property for Zohydro. We also recently entered into a license agreement with Durect, pursuant to which we license key intellectual property for Relday. These existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

We may also not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. For example, Alkermes, our licensor, is primarily responsible for the enforcement of the intellectual property rights related to Zohydro. Under the agreement, Alkermes has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer. If Alkermes decides not to commence or continue any action, they are required to notify us and grant us step in rights to enforce the in-licensed intellectual property. Such enforcement will require the cooperation of Alkermes, and we will be responsible for Alkermes’ reasonable expenses and attorney’s fees incurred as a result of that cooperation. We have limited control over the amount or timing of resources Alkermes devotes on our behalf or the priority they place on enforcing these patent rights to our advantage. Similarly, Durect, our licensor, is primarily responsible for the enforcement of certain of the intellectual property rights it licenses to us related to Relday. Under the agreement, Durect has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of those intellectual property rights through the use, marketing, sale or import of a product that is competitive to Relday. If Durect decides not to commence or continue any such action, we have the right, but not the duty, to do so and such enforcement will require the cooperation of Durect. We have limited control over the amount or timing of resources Durect devotes on our behalf or the priority it places on enforcing these patent rights to our advantage.

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

Periodic maintenance fees on our owned and in-licensed patents are due to be paid to the PTO in several stages over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our in-licensor to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business. For the patents and patent applications related to Zohydro, Alkermes is obligated to maintain our in-licensed patents in the United States under our license agreement. Should Alkermes fail to pursue maintenance of our licensed patents and patent applications, Alkermes is obligated to notify us and, at that time, we will be granted an opportunity to maintain the prosecution and avoid withdrawal, cancellation, expiration or abandonment of the licensed U.S. patents and applications. For the patents and patent applications related to Relday, Durect is obligated to maintain certain of our in-licensed patents on a worldwide basis, using commercially reasonable efforts, under our license agreement. Should Durect fail to pursue maintenance of certain of those licensed patents and patent applications, Durect is obligated to notify us and, at that time, we will be granted an opportunity to maintain the prosecution and avoid withdrawal, cancellation, expiration or abandonment of those licensed patents and applications.

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

Risks Relating to the Securities Markets and an Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate substantially.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.83 to a high sale price of $5.08. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•

announcements concerning our and Astellas’ commercial progress in promoting and selling Sumavel DosePro, including sales and revenue trends, and any amendment, termination or restructuring of our agreement with Astellas;

•	the development status of Zohydro, Relday or any of our other product candidates, including the results from our clinical trials;

•	FDA or international regulatory actions, including whether and when we receive regulatory approval, for any of our product candidates;

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

•

variations in the level of expenses related to Zohydro, Relday or any of our other product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•	market conditions or trends in the pharmaceutical sector or the economy as a whole;

•	changes in operating performance and stock market valuations of other pharmaceutical companies and price and volume fluctuations in the overall stock market;

•	litigation or public concern about the safety of Sumavel DosePro or our product candidates;

•	actual and anticipated fluctuations in our quarterly operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	deviations from securities analysts’ estimates or the impact of other analyst comments;

•	ratings downgrades by any securities analysts who follow our common stock;

•	additions or departures of key personnel;

•	third-party payor coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations, and the timing of payments we may make or receive under these arrangements;

•	developments affecting our contract manufacturers, component fabricators and service providers;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters, security breaches, system failures or responses to these events;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In addition, the stock markets, and in particular the Nasdaq Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock.

There may not be a viable public market for our common stock.

Our common stock had not been publicly traded prior to our initial public offering in November 2010, the trading volume of our common stock on the Nasdaq Global Market has been limited and an active trading market may not be developed or sustained. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the Nasdaq Global Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro, as well as the success and costs of our Zohydro, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•

fluctuations in the quarterly revenues of Sumavel DosePro, including fluctuations resulting from our distributors’ inventory management practices and buying patterns and the performance of Astellas or, if applicable, the amendment, termination or restructuring of our co-promotion agreement with Astellas;

•	the level of underlying demand for Sumavel DosePro or any of our other product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	variations in the level of development expenses related to Zohydro, Relday or other development programs;

•	results of clinical trials for Zohydro and Relday;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our product and product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

The stock markets have recently experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of September 30, 2011, we had research coverage by only four securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders. *

Our executive officers and directors and their affiliates together control approximately 56% of our outstanding common stock, assuming no exercise of outstanding options or warrants. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

In addition, sales of shares beneficially owned by executive officers and directors and their affiliates could be viewed negatively by third parties and have a negative impact on our stock price. Moreover, we cannot assure you as to how these shares will may be distributed and subsequently voted.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price. *

Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2011, we had 64,473,278 shares of common stock outstanding. Of these shares, approximately 44,520,875 are freely tradable, without restriction, in the public market.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of shares of our common stock, warrants to purchase our common stock and the shares of common stock issuable upon exercise of those warrants are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by our affiliates. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

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

The continued operation and expansion of our business will require substantial funding. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan and security agreements. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation in the market price of their stock, which may never occur.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations. *

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. The requirements of these rules and regulations have increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place considerable strain on our personnel, systems and resources. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will not be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2011. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

As of September 30, 2011, we had used all of the $51.7 million net proceeds from our initial public offering. We used $17.2 million of these proceeds to fund Phase 3 clinical trials and related development activities for Zohydro, and $34.5 million to fund ongoing commercialization of Sumavel DosePro, and for working capital and other general corporate purposes.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: November 10, 2011	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date: November 10, 2011	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.7(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.8(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.10(4)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.11(4)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.12(4)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

4.13(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of June 30, 2011

10.1(4)†	Development and License Agreement dated as of July 11, 2011 between the Registrant and Durect Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101

The following financial statements from Zogenix, Inc.’s Quarterly Report on form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of

Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.
(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.
(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and filed separately with the Securities and Exchange Commission.