Form 10-K
period 2011-12-31
ZOGENIX, INC.
filed 2012-03-12
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $54,202,873, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $4.01 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 1, 2012 was 65,368,792.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2011.

ZOGENIX, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statement include, but are not limited to, statements about:

•	our ability to maintain and increase market demand for, and sales of, Sumavel DosePro;

•	our ability to successfully execute our sales and marketing strategy for the commercialization of Sumavel DosePro;

•	the progress and timing of clinical trials for our product candidates;

•	the timing of a New Drug Application submission to the U.S. Food and Drug Administration, or the FDA, for Zohydro;

•

the timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including foreign regulatory agencies, and demonstrating the safety and efficacy of Zohydro or any other product candidates to the satisfaction of the FDA and such other agencies;

•	adverse side effects or inadequate therapeutic efficacy of Sumavel DosePro that could result in product recalls, market withdrawals or product liability claims;

•	the safety and efficacy of Zohydro and our other product candidate;

•	the market potential for migraine treatments, and our ability to compete within that market;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	estimates of the capacity of manufacturing and other facilities to support our product and product candidates;

•	our ability to ensure adequate and continued supply of Sumavel DosePro to successfully meet anticipated market demand;

•	our expected third party research and development costs for Zohydro remaining through our NDA filing with and potential regulatory approval from the FDA;

•

our and our licensors ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of our products and product candidates and the ability to operate our business without infringing the intellectual property rights of others;

•

our ability to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for Sumavel DosePro or any of our other product candidates that may be approved for sale, the extent of such coverage and reimbursement and the willingness of third-party payors to pay for our products versus less expensive therapies;

•	the impact of healthcare reform legislation; and

•	projected cash needs and our expected future revenues, operations and expenditures.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for Sumavel DosePro, Zohydro, Relday and other drugs, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Wolters Kluwer Pharma Solutions, Source® Pharmaceutical Audit Suite (PHAST) Institution/Prescription, Source® PHAST Prescription, Source® Prescriber or Source® Dynamic Claims. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

DosePro®, Intraject®, Relday™, Sumavel®, Zogenix™ and Zohydro™ are our trademarks All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.

Item 1. Business

Overview

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration, or FDA, that allows for the needle-free, subcutaneous delivery of medication. Our lead product candidate, Zohydro (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro in 2011, and we expect to submit the New Drug Application, or NDA, for Zohydro to the FDA early in the second quarter of 2012. Sumavel DosePro and Zohydro each has the potential to address significant unmet medical needs and become important and widely-used additions to the treatment options available to patients and physicians in the United States’ multi-billion dollar migraine and chronic pain markets, respectively.

Sumavel DosePro may serve as a treatment alternative to oral and nasal triptans and may offer simple, convenient administration when compared to traditional, needle-based sumatriptan injection. According to its Prescribing Information, Sumavel DosePro can provide onset of migraine pain relief in as little as ten minutes for some patients. As a result, we believe that Sumavel DosePro has the potential to be prescribed by a broad physician audience, especially for difficult to treat migraine episodes.

Migraine is a syndrome that affects approximately 30 million people in the United States, according to a 2010 National Headache Foundation, or NHF, press release. Triptans are the class of drugs most often prescribed for treating migraines. In the United States in the 12 months ended December 2011, triptans generated sales of approximately $3.9 billion and sumatriptan, including branded and generic forms, represented the largest market share of the seven approved triptans, with sales of approximately $2.3 billion, according to Wolters Kluwer Pharma Solutions (Source® PHAST Institution/Prescription).

We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our sales and marketing organization is comprised of approximately 116 professionals. Our field sales force of approximately 95 representatives has historically been complemented by our collaboration with Astellas and approximately 400 of its sales representatives. The target audience for Astellas’ sales effort was primarily comprised historically of prescribers classified as primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment. The target audience for our sales effort was primarily comprised historically of neurologists and other prescribers of migraine medicines who fall outside the Astellas Segment. In addition, our representatives have historically had the right to call upon a specified number of key prescribers within the Astellas Segment and Astellas’ representatives historically had the right to call upon a specified number of neurologists.

Our collaboration with Astellas will terminate on March 31, 2012, at which time we will assume full responsibility for the commercialization of Sumavel DosePro. During the fourth quarter of 2011, the Zogenix sales force contributed approximately 73% of our Sumavel DosePro unit demand volume, including jointly called-on physicans, with the remaining unit demand volume derived by Astellas.

We increased our sales force from approximately 80 to approximately 95 professionals in 2011. Based on third-party data, approximately 86% of the prescription demand in the Astellas Segment was concentrated to a population of approximately 500 physicians, which we believe our sales force will be able to support after our transition plan, utilizing our Phase IV data, toolkits and other promotional activities. As such, we do not expect that all of the prescription demand contributed by the Astellas sales force will be foregone as a result of the early termination of the co-promotion agreement. However, in the event we are unsuccessful in transitioning the Astellas Segment to our sales force, our net product sales and financial results could be negatively impacted.

We have already begun to assume responsibility from Astellas for marketing Sumavel DosePro to selected high-prescribing primary care physicians and other Astellas-targeted physicians and professionals within the Astellas Segment pursuant to a promotion transition plan. We are currently evaluating potential co-promotion partners who could complement our sales force efforts for the commercial sale of Sumavel DosePro. We also have entered into a partnership for Sumavel DosePro with Desitin Arzneimittel GmbH, or Desitin, to accelerate development and regulatory approvals in Europe and further enhance the global commercial potential of Sumavel DosePro.

Sumavel DosePro has demonstrated significant quarterly growth in total prescriptions since its launch in January 2010. For the twelve months ended December 31, 2011, we recognized $30.4 million in net product revenue from sales of Sumavel DosePro, represented by more than 71,779 aggregate dispensed prescriptions (Source® PHAST Prescription, January 2011 — December 2011). Sumavel DosePro continues to add new and repeat prescribers in both the neurology and primary care settings. The product is also gaining use from a range of patient segments, including new triptan users, patients being converted to the product from other migraine drugs and patients who have been prescribed Sumavel DosePro and also have other triptan prescriptions. This experience is consistent with our belief that many patients will selectively use Sumavel DosePro for their more challenging migraine episodes, while continuing to use oral triptans to treat their less severe migraine episodes. Through our ongoing efforts with the largest commercial health plans, Sumavel DosePro is achieving broad coverage in the United States, with a reimbursement claims approval rate of approximately 81% since launch (Source® Dynamic Claims January 2011 — December 2011).

We believe our lead product candidate, Zohydro, has the potential to be an important therapeutic alternative to existing hydrocodone products, including the branded products Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which contain the analgesic combination ingredient acetaminophen and, if taken in high quantities over time, can lead to serious side effects such as liver toxicity. Zohydro utilizes the SODAS Technology, Alkermes plc’s proprietary multiparticulate drug delivery system that allows the development of customized extended-release profiles and serves to enhance the release profile of hydrocodone in Zohydro. We believe these release properties have the potential to provide longer lasting and more consistent pain relief with fewer daily doses than the commercially available formulations of hydrocodone. As a result of its unique single-entity extended-release profile, we believe Zohydro has the potential to generate sales from both patients who use immediate-release products on a chronic basis and patients already using extended-release products in the prescription opioid market. We in-licensed exclusive U.S. rights to Zohydro from Alkermes in 2007.

The American Pain Society estimated in 1999 that 9% of the U.S. adult population suffers from moderate to severe non-cancer related chronic pain. Chronic pain can be treated with both immediate-release and extended-release opioids. We define our target market for Zohydro as prescription, non-injectable codeine-based and extended-release morphine-based pain products. This market generated U.S. sales of approximately $14.2 billion for the year ended December 2011, based on average wholesale price, on approximately 217 million prescriptions. During the same period, existing hydrocodone products, the most commonly prescribed pharmaceutical products in the United States, generated $3.5 billion in sales on approximately 134.6 million prescriptions. (Source® PHAST Prescription). We believe Zohydro has the potential to be an important therapeutic alternative to existing hydrocodone products, including the branded product Vicodin and its generic equivalents.

We are also developing Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro needle-free, subcutaneous drug delivery system through a July 2011 development and license agreement with Durect Corporation. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first once-monthly, subcutaneous antipsychotic product available in a needle-free delivery system. The existing long-acting injectable risperidone product achieved global net sales of $1.58 billion in 2011 with 72% of net sales outside of the United States, according to industry reports, and requires twice monthly, 2 mL intramuscular injections with a 21 gauge or larger needle. We believe the combination of our DosePro technology with Durect’s SABER controlled-release technology will allow Relday to be delivered subcutaneously without a needle on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics. Based upon these characteristics, Relday may provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products. We intend to initiate clinical studies for Relday in patients with schizophrenia in 2012 following the filing of an investigational new drug, or IND, application. We completed a pre-IND meeting with the FDA in December 2009.

Our DosePro technology is a novel, patent-protected, needle-free drug delivery system designed for self-administration of a pre-filled, single dose of liquid drug. We believe the FDA’s approval of Sumavel DosePro represents an important validation of the technology. Results from our pre-clinical and clinical studies demonstrate that DosePro can be used successfully with small molecules and biological products, including protein therapeutics and monoclonal antibodies. We are building our internal product pipeline by investigating proven drugs that can be paired with DosePro to enhance their benefits and commercial attractiveness, such as with Relday. In addition to Relday, we are also evaluating the market potential, formulation requirements and clinical development pathway of an additional central nervous system, or CNS, compound that could be paired with DosePro to enhance its commercial attractiveness. We are also seeking to capitalize on our DosePro technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life cycle of their proprietary injectable products. We acquired the DosePro technology and related intellectual property from Aradigm Corporation in August 2006.

Our Strategy

Our core strategy is to commercialize and develop differentiated CNS and pain therapeutics that can address significant unmet medical needs and overcome limitations of existing products. Key elements of our strategy include:

•

Increasing sales and continuing to drive patient and physician adoption of Sumavel DosePro in the United States. Total U.S. net product revenue from sales of Sumavel DosePro through December 31, 2011 was $30.4 million. We continue to leverage our established commercial infrastructure and our investment in sales and marketing programs to help increase awareness and adoption of, and access to, Sumavel DosePro with prescribers, patients, third-party payors, pharmacists and employers. Our co-promotion collaboration with Astellas will terminate in March 2012, and beginning in the second quarter of 2012, we will assume full responsibility for the continued commercialization of Sumavel DosePro, with a focus on headache specialists, neurologists and primary care physicians in the United States. We are currently evaluating potential co-promotion partners who could complement our sales force efforts.

•

Developing and commercializing Zohydro for the treatment of moderate to severe chronic pain. We completed our Phase 3 clinical program for Zohydro which was focused on establishing safety and efficacy of extended-release single-entity hydrocodone to treat moderate to severe chronic pain in patients requiring around-the-clock opioid therapy. We reported top-line results from our pivotal Phase 3 efficacy trial in August 2011 and expect to submit an NDA with the FDA early in the second quarter of 2012. If we receive FDA approval, we intend to consider co-promotion and other partnering opportunities for Zohydro, and an expansion of our sales and marketing infrastructure, including expanding our field sales force to between 170 and 220 representatives, to both launch Zohydro and continue to support Sumavel DosePro.

•

Expanding our product pipeline in CNS disorders and/or pain, including through the development of our newest product candidate, Relday. We are utilizing our proprietary DosePro technology to add to our internal product pipeline. We plan to initiate clinical development of Relday in 2012 and are also evaluating the market potential, formulation requirements and clinical development pathway of an additional CNS compound that could be paired with DosePro to enhance its commercial attractiveness.

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

Our Product and Product Candidates

Sumavel DosePro for the Acute Treatment of Migraine and Cluster Headache

We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our original co-promotion partner, Astellas. Our Sumavel DosePro (sumatriptan injection) Needle-free Delivery System offers fast-acting, easy-to-use subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache. Sumavel DosePro utilizes our proprietary DosePro system which enables patients to self-administer subcutaneous sumatriptan in three easy steps. Sumavel DosePro may serve as a treatment alternative to oral and nasal triptans and may offer simple, convenient administration when compared to traditional, needle-based sumatriptan injection. As a result, we believe that Sumavel DosePro has the potential to be prescribed by a broad physician audience, especially for difficult to treat migraine episodes.

Migraine Market

Migraine is a chronic neurovascular disorder characterized by episodic attacks. According to the National Headache Foundation, more than 29.5 million people in the United States suffer from migraines, with women three times more likely to suffer migraines than men. Migraine attacks typically manifest themselves as moderate to severe headache pain, with symptoms that often include nausea and/or vomiting and abnormal sensitivity to light and sound. Migraines can severely limit the normal daily functioning of patients, who may seek dark, quiet surroundings until the episode has passed. According to the International Headache Society, the duration of untreated or unsuccessfully treated migraine episodes ranges from four to 72 hours. According to data published in the March 2002 issue of Neurology, 63% of patients suffer one or more attacks per month, 25% of patients have one or more attacks per week and the median duration of an untreated migraine is approximately 24 hours. Overall, the cost burden of migraine in the United States was estimated by Thomson Medstat in June 2006 to approach $25 billion annually, including $12.7 billion in direct medical costs and $12 billion in indirect costs related to employee absenteeism, short-term disability and workers’ compensation costs to employers.

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

A major advancement in the acute treatment of migraine began in 1993 with the launch of the first triptan, sumatriptan injection (Imitrex), in the United States. All triptans are selective agonists for the 5-HT1B and 5-HT1D receptors. Triptans presumably exert their antimigrainous effect through binding to vascular 5-HT1 receptors, which have been shown to be present on both the human basilar artery, one of the major arteries that supplies blood to the brain, and the outermost membrane covering the brain. Triptans activate these receptors to cause vasoconstriction, an action in humans correlated with the relief of migraine and cluster headache. Sumatriptan was subsequently joined by other drugs in the triptan class. By the year 2003, there were seven approved triptans in the United States with a focus on oral delivery forms to offer convenience of dosing for migraine patients. Sumatriptan is the only triptan available in oral, nasal and subcutaneous forms, each of which has different pharmacokinetic properties.

Triptans remain the drugs of choice and the most often prescribed therapy for the acute treatment of migraine and cluster headache. The following table provides a breakdown of the U.S. triptan market, including sales and doses prescribed for oral (tablets and melts), nasal and injectable forms of triptan for the 12 months ended December 2011.

U.S. Triptan Market

(12 months ended December 2011)

Triptan Form	Sales (millions)	$ Share	Doses (millions)	Dose Share
Oral Tablet	$3,032	77.80%	119.4	85.6%
Oral Melt	407	10.4	13.7	9.8
Nasal	118	3.0	2.9	2.1
Injectable	341	8.8	3.5	2.5

Total	$3,898	100%	139.5	100%

Source ® PHAST Institution/Prescription.

As indicated in the prior table, the triptan market is dominated by oral dosage forms (tablets and melts), with approximately 95% of U.S. triptan doses taken as oral formulations and the remaining 5% split between injectable and nasal formulations. Branded and generic sumatriptan, in all dosage forms, remains the most prescribed triptan molecule with sales of approximately $2.3 billion (60% dollar share of the triptan market). Of that amount, the injectable forms of sumatriptan accounted for $341 million. By comparison, ergotamine agents, another class of drugs used for the acute treatment of migraine, including injectable DHE and Migranal, accounted for $74 million in sales in the United States during the same 12-month period. (Source® PHAST Institution/Prescription). Sumatriptan is the only triptan available to patients in the injectable form and, with the exception of Sumavel DosePro, all other forms of injectable sumatriptan make use of needle-based injections for their administration.

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

The following table compares the time to maximum drug concentration in blood, or Tmax, and pain relief of oral forms, including melts and tablets, and nasal forms of marketed triptans to sumatriptan injection. The data are derived from Prescribing Information for the different formulations of these marketed triptans:

Triptan Prescribing Information Data

Form/Product (API)	Tmax	Relief at 1 hour (1)(2)	Relief at 2 hours (2)
Subcutaneous
Sumavel DosePro (sumatriptan injection)	12 minutes	70%	81-82%
Nasal
Imitrex (sumatriptan)	Not provided	38-46%	43-64%
Zomig (zolmitriptan)	3.0 hrs	60%	69-70%
Oral — Melt
Zomig-ZMT (zolmitriptan)	3.0 hrs	33-43%	63%
Maxalt-MLT (rizatriptan)	1.6-2.5 hrs	38-43%	59-74%
Oral — Tablets
Imitrex (sumatriptan)	2.0-2.5 hrs	28-36%	50-62%
Treximet (sumatriptan/naproxen sodium)	1.0 hrs	28%	57-65%
Zomig (zolmitriptan)	1.5 hrs	35-45%	59-67%
Maxalt (rizatriptan)	1.0-1.5 hrs	38-43%	60-77%
Amerge (naratriptan)	2.0-3.0 hrs	19-21%	50-66	%(3)
Axert (almotriptan)	1.0-3.0 hrs	32-36%	55-65%
Frova (frovatriptan)	2.0-4.0 hrs	12%	37-46%
Relpax (eletriptan)	1.5 hrs	20-30%	47-77%

(1)	Other than Sumavel DosePro (sumatriptan injection), we have estimated one-hour pain relief data for all forms/products based on Kaplan-Meier plots included in each product’s Prescribing Information of the probability over time of obtaining headache response following treatment.
(2)	Range reflects headache relief data obtained in placebo controlled clinical studies, which include different doses of the same triptan.
(3)	Represents pain relief at four hours.

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

Despite its speed of onset and completeness of pain relief advantages over oral and nasal triptans, needle-based sumatriptan injection has been limited to less than 10% of the U.S. triptan market on a dollar basis and less than 3% on a total dose basis (Source® PHAST Institution/Prescription, January 2011 — December 2011). We believe this is largely due to limitations related to its delivery system which include:

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

Due to these limitations, there has historically been a limited prescriber base for injectable delivery forms of sumatriptan. Of an aggregate of over 360,000 prescribers of triptans in the United States, only an approximate 69,000 had written a prescription for sumatriptan injection (including Sumavel DosePro) in the 12 months ended December 31, 2011 (Wolters Kluwer Pharma Solutions, Source® Prescriber PHAST Prescription, January 2011 — December 2011). As a result, a limited number of patients are offered injectable delivery forms. Only 54% of migraine patients had ever been offered sumatriptan injection according to patient market research conducted by Boston Healthcare Associates, Inc. on our behalf.

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

Sumavel DosePro Commercialization Strategy

Working in collaboration with third-party advertising and market research organizations, we developed and are executing a sophisticated and comprehensive commercialization strategy for Sumavel DosePro supported by a range of marketing programs. This strategy and tactical plan was built taking into consideration the unmet needs in the migraine market in conjunction with the unique product attributes of Sumavel DosePro. Key objectives of our commercialization strategy are to:

•	validate the unmet needs of patients during challenging migraine episodes and position Sumavel DosePro as an effective treatment solution with prescribers;

•	build awareness of Sumavel DosePro with migraine sufferers in order to drive patient requests;

•	enhance speed of physician adoption by focusing promotional efforts on prescribers of migraine medications across specialties;

•	ensure a positive first-dose experience for patients; and

•	achieve broad patient access to Sumavel DosePro by ensuring nationwide retail distribution and adequate third-party payor reimbursement status.

In support of these strategic objectives, we are executing a variety of marketing programs to educate customers, which include direct-to-physician promotional materials, speaker programs, direct-to-patient programs, digital media, participation in selected medical conventions and reimbursement support programs. In addition, we provide product samples to physicians so that their patients may try Sumavel DosePro during an acute migraine attack before filling their first prescription.

Sumavel DosePro Regulatory Approval

We sought and received FDA marketing approval of Sumavel DosePro under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, utilizing Imitrex sumatriptan injection as the reference listed product. Section 505(b)(2) of the FFDCA permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This expedited the development program for Sumavel DosePro by decreasing the overall scope of clinical and pre-clinical work required to be completed by us.

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

Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. In November 2010, Denmark became the first member of the European Union to approve marketing of Sumavel DosePro in that country. Subsequently, Sumavel DosePro has received marketing approval in Germany, Sweden, the United Kingdom, Norway and France.

Sumavel DosePro Post-Approval Clinical Program

In addition to the clinical program completed in support of product approval, we have completed a Phase 4 open-label, multicenter study in the United States to evaluate treatment satisfaction, treatment confidence and subject preference for Sumavel DosePro in adult subjects diagnosed with migraine and currently treated with triptans. More than 200 subjects, who were predominantly taking oral triptan therapy, tried Sumavel DosePro to treat up to four migraines over a 60-day period. The study utilized the Patient Perception of Migraine Questionnaire-Revised, or PPMQ-R, to evaluate patient satisfaction with migraine treatment through analysis of efficacy, functionality, ease of use and tolerability/side effects. The primary endpoint PPMQ-R Overall Satisfaction score increased significantly from baseline to end of treatment (p=0.0007), an improvement that met the criterion for clinical significance. From baseline to the end of treatment, PPMQ-R scores also improved significantly for efficacy (p<0.0001), functionality (p<0.0001) and tolerability (p=0.02), but declined for ease of use (p<0.0001). In addition, the percentage of patients confident or very confident in treating repeated migraine attacks increased from 41.0% at baseline to 64.6% at the end of treatment with Sumavel DosePro. The magnitude of improvement in treatment satisfaction from baseline to the end of the treatment period was even greater in a prospectively defined subset of 90 patients who were identified as requiring a change in therapy through use of the Migraine-ACT (Migraine — Assessment of Current Therapy) questionnaire. The four-item questionnaire is an assessment tool for use by primary care physicians to identify patients who require a change in their current acute migraine treatment. Using Sumavel DosePro, 33% of the 669 treated migraine episodes in the study had pain relieved in 15 minutes, with 70% achieving pain relief within 30 minutes. Pain freedom was achieved in 61% of the treated attacks within two hours. These incidences of pain relief and pain-free response for needle-free Sumavel DosePro are consistent with those demonstrated by previous double-blind, placebo-controlled clinical studies of injectable sumatriptan. Given that rapid pain reduction is the primary determinant of patient satisfaction with migraine, these results may explain the high rate of satisfaction with Sumavel DosePro reported by patients in the current study.

Sumavel DosePro 4mg Line Extension

Based upon physician feedback, we have initiated development of a 4 mg dosage strength of Sumavel DosePro. We have completed registration batch manufacture, and plan to submit an NDA supplement to the FDA to demonstrate the manufacturability and stability of the new dosage strength by the end of 2012. We anticipate commercializing the 4mg dosage strength in 2013, if approved.

DosePro and Sumavel DosePro Sound Enhancement

In order to further enhance the DosePro technology and Sumavel DosePro, we have completed additional engineering and design work aimed at softening the sound emitted by the DosePro device upon drug delivery. Rather than the current sound, which is similar to the opening of a can of soda, heard upon delivery with the current DosePro device, this enhanced version will sound like the click of a pen upon drug delivery. We expect to submit this minor manufacturing change to the FDA in 2012, and expect to introduce this change to the commercial product shortly thereafter, depending on the FDA’s agreement.

DosePro and Sumavel DosePro Clinical Experience

The DosePro drug delivery system has been in development for more than fifteen years. During this time, more than 9,000 injections have been administered in multiple clinical studies to assure the proper functioning of the system and to establish the safety and tolerability of needle-free administration by DosePro. While our experience indicates that some patients will experience pain upon injection with the DosePro technology, this pain sensation is consistent with the pain sensation associated with injection with a fine gauge needle and can be generally characterized as transient mild discomfort.

Zohydro for the Treatment of Moderate to Severe Chronic Pain

Our lead product candidate, Zohydro (hydrocodone bitartrate), is a 12-hour extended-release formulation of hydrocodone without acetominophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro in 2011, and we expect to submit an NDA for Zohydro to the FDA early in the second quarter of 2012. We believe Zohydro has the potential to be an important therapeutic alternative to existing extended-release opioids as well as immediate release hydrocodone products, including the branded products Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which contain the analgesic combination ingredient acetaminophen and, if taken in high quantities over time, may lead to serious side effects such as liver toxicity. Zohydro utilizes the SODAS Technology, Alkermes’ proprietary multiparticulate drug delivery system that allows the development of customized extended-release profiles and serves to enhance the release profile of hydrocodone in Zohydro. We believe these release properties have the potential to provide longer lasting and more consistent pain relief with fewer daily doses than the commercially available formulations of hydrocodone. As a result of its unique single-entity extended-release profile, we believe Zohydro will generate sales from both patients who use immediate-release products on a chronic basis and patients already using extended-release products in the prescription opioid market.

If Zohydro is approved by the FDA, it will be included in a Risk Evaluation and Mitigation Strategies, or REMS, program, compliant with FDA mandates and consistent with other extended release opioids. This program recognizes the abuse potential of opioids and lays out specific education materials to facilitate appropriate prescribing, dispensing and use of extended release opioids.

Zohydro also is expected be designated as a U.S. Drug Enforcement Agency, or DEA, Schedule II product, which will make it more tightly regulated than currently available hydrocodone products, all of which are currently designated as Schedule III products. This means that Zohydro will not qualify for automatic refills and prescribers will be required to comply with the REMS program outlined for Zohydro. We believe these restrictions will help facilitate more responsible prescribing of Zohydro in terms of the dose and capsule count should it receive FDA approval.

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

Physicians generally prefer to start patients on less potent opioids where possible. A trial of opioid therapy usually begins with short-acting doses taken on an as-needed basis. This allows the clinician and patient to assess the total opioid requirement. Patients taking substantial doses of short-acting opioids multiple times per day may find substitution of an extended-release agent, taken one to two times per day, extremely helpful to provide more constant pain relief. In theory, the more constant opioid blood levels of extended-release products may provide better pain relief and better sleep quality. Dosing intervals longer than every four to six hours may also provide improved patient adherence to the prescribed regimen and improved patient convenience. Finally, individual patients may do poorly on one opioid, but better after switching to another. This practice is called opioid rotation and is regularly employed in chronic pain management. Opioids, while generally effective for pain treatment, are associated with numerous potential adverse effects, including opioid induced bowel dysfunction, sedation, nausea, vomiting, decreased respiratory function, addiction and, in some instances, death.

Hydrocodone is often used as a “starter” opioid to initiate opioid therapy because it is viewed by many physicians as a less potent opioid and potentially more tolerable. Historically, hydrocodone preparations in the United States have been utilized primarily for treatment of acute pain following surgery or injury. For this purpose, they were combined with non-opioid analgesics, including acetaminophen or an NSAID, which treat the acute inflammatory component of the pain. These non-opioid analgesics are generally safe when used at lower doses or for short periods of time. However, at higher doses or over extended periods of time, they may significantly increase patient risk for gastrointestinal, liver and kidney damage.

As the practice of pain management has broadened to include chronic therapy for moderate to severe pain, physicians continue to broadly use hydrocodone combinations. In the United States, market research conducted by bioStrategies Group in 2011 on our behalf indicates that nearly 30% of the prescriptions of immediate-release combination products that include hydrocodone are for the treatment of chronic pain and that approximately half of those prescriptions, or 14%, would be replaced with an extended-release hydrocodone product if it were available . However, the non-opioid analgesic component in combination hydrocodone products can create a ceiling effect when physicians wish to escalate doses. For example, the most commonly prescribed dose of Vicodin (5 mg hydrocodone/500 mg acetaminophen) given at a maximum dose of eight tablets per day delivers 4 g of acetaminophen, which approaches or exceeds recommended acetaminophen dosing, while only delivering 40 mg of hydrocodone, based on the Vicodin Prescribing Information. If a further increase in opioid dose is warranted, a physician is compelled to transition to an opioid not in combination, such as oxycodone, or more potent opioids such as fentanyl or oxymorphone.

In the 12 months ended December 2011, our target market, which we define as prescription non-injectable codeine-based and extended-release morphine-based pain products, generated sales of approximately $14.2 billion in the United States on approximately 217 million prescriptions. Of the $14.2 billion, hydrocodone products, the most commonly prescribed opioid and the most commonly prescribed pharmaceutical products in the United States, generated $3.5 billion in sales on approximately 134.6 million prescriptions. (Source® PHAST Prescription).

In June 2009, the FDA organized a joint meeting of the Drug Safety and Risk Management Advisory Committee, Nonprescription Drugs Advisory Committee, and the Anesthetic and Life Support Advisory Committee to discuss how to address the public health problem of liver injury related to the use of acetaminophen in both over-the-counter and prescription products. The expert panel specifically considered the elimination of combination prescription products containing acetaminophen (including Vicodin and its generics) from the U.S. market. Twenty of the 37 working group members (10 saying this was a high priority) voted in favor of removing such products from the market. The working group ultimately did not recommend withdrawal of these products stating that the benefits of access to Schedule III acetaminophen/ hydrocodone combination products over Schedule II opioids outweighed the risk of removing the combinations from the market. The working group also noted that the logical choice to substitute for the combination products would be a single-entity formulation of hydrocodone. Subsequently, in January 2011, the FDA asked manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 mg in each tablet or capsule and will require manufacturers to update labels of all prescription combination acetaminophen products to warn of the potential risk for severe liver injury. There are currently no approved products formulated with hydrocodone alone, and we believe Zohydro has the potential to fill this treatment gap.

Limitations of Current Hydrocodone Pain Therapies

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

•

Opioid dose is limited by combination analgesics. The overwhelming majority of currently approved hydrocodone products include acetaminophen in their formulation. Because of the potential side effects of increasing acetaminophen doses, the acetaminophen component of these combination products can become a dose limiting factor. When this occurs, patients must limit their total hydrocodone dose to avoid potential liver and other side effects of acetaminophen and thus may receive a sub-optimal daily dose of hydrocodone, or they must switch to other single-entity opioids, such as oxycodone. Hydrocodone combinations with NSAIDs have similar dose limitations due to the gastrointestinal side effects associated with NSAIDs.

•

Widespread use of acetaminophen leading to increased toxicity risk. Even when combination products are carefully prescribed, patients are at risk of acetaminophen toxicity due to the prevalence of APAP in many over the counter products and individuals’ lack of knowledge about the dangers and/or awareness of APAP in other products.

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

Our Solution: Zohydro

We believe that Zohydro, if approved, may provide patients and physicians with the following benefits when compared to existing opioid pain medications:

•

Single-entity hydrocodone. Zohydro, if successfully developed and approved by the FDA, is expected to be the first non-combination, extended-release hydrocodone product to be commercialized in the United States, giving physicians and patients a hydrocodone option unencumbered with acetaminophen or NSAIDs and their potential adverse effects.

•

Twice daily dosing provides true around-the-clock relief. Zohydro, via its unique extended-release profile, is designed to provide consistent relief of moderate to severe chronic pain over a 12-hour period per dose. Clinical studies have shown a pharmacokinetic profile that supports the expected extended relief profile of Zohydro. In addition, there are five other marketed products using SODAS technology that dosed every 24 hours, which we believe helps validate the controlled release technology underlying the formulation of Zohydro.

•

Easier adherence/greater patient convenience. Because of its twice daily dosing regimen, Zohydro requires fewer daily doses than currently available hydrocodone formulations, thereby increasing the likelihood of patient adherence and convenience.

•

Another opioid option for chronic medication rotation. The unique profile of Zohydro provides another option for physicians investigating new alternatives to offer patients who require medication rotation due to tolerance, side effects or poor pain control.

Zohydro Phase 3 Clinical Development Program

We initiated a single pivotal Phase 3 efficacy trial (Study 801) in March 2010 and completed patient enrollment in February 2011. This trial is a randomized, 12-week, double-blind, placebo-controlled trial to evaluate the safety and efficacy of Zohydro for the treatment of moderate to severe chronic lower back pain in opioid-experienced adult subjects. Our trial utilizes a protocol design that has been used successfully to demonstrate the efficacy of other extended-release opioid therapies for chronic pain. Patients in this study were converted from their existing opioid treatment regimen to Zohydro and titrated to an effective dose of Zohydro during an initial up to 6-week open-label conversion and titration phase, and were then randomized to receive either placebo or active drug for a 12-week placebo-controlled treatment phase. During the entire study period, patients in both arms of the clinical trial had access to rescue medication. The primary efficacy endpoint in this trial is the mean change in average daily pain intensity scores between Zohydro and placebo. We confirmed the FDA’s agreement on the trial design for Study 801 and the overall safety database requirements for an NDA submission at our End of Phase 2 meeting with the FDA conducted in June 2008. We did not seek a Special Protocol Assessment, or SPA, from the FDA for Study 801.

We reported positive top-line results for our pivotal Phase 3 efficacy trial in August 2011. The trial successfully met the primary efficacy endpoint in demonstrating a significant difference (p=0.008) between the mean changes from Baseline to Week 12 or Final Visit in average daily pain intensity Numeric Rating Scale (NRS) scores obtained from patient diaries between Zohydro and placebo groups. The two key secondary endpoints were also met. With respect to the responder analysis secondary endpoint, the proportion of patients with at least 30% improvement in pain intensity from screening to end of study was significantly higher for Zohydro compared to placebo (67.5% versus 31.1%; p<0.001). The proportion of patients with at least 50% improvement in pain intensity from screening to end of study was also significantly higher for Zohydro versus placebo (47.7% versus 23.3%; p<0.001). The other key secondary endpoint, using the Subject Global Assessment of Medication questionnaire, showed that patients on Zohydro were significantly more satisfied (p<0.001) with their pain treatment at the end of the study compared to their pre-study medication. The study further demonstrated that Zohydro was safe and generally well tolerated. The incidence of adverse events was 33.7% and 28.8% in the open label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (≥2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These are typical adverse events associated with chronic opioid therapy.

To further assess the safety and tolerability of Zohydro as a chronic pain therapy, we also conducted an open-label Phase 3 trial in opioid-experienced adult subjects with any indication appropriate for continuous, around-the-clock opioid therapy for an extended period of time (Study 802). We completed the trial in December 2011. The goal of this trial was to evaluate the safety and tolerability of Zohydro for up to 12 months of treatment. The study further demonstrated that Zohydro was safe and generally well tolerated, and the incidence of adverse events was generally consistent with that seen in our pivotal Phase 3 efficacy trial. The safety and efficacy data from this trial is still being analyzed and will be submitted as part of our NDA to the FDA.

Based upon feedback from the FDA at our End of Phase 2 meeting and our pre-NDA meetings in the fourth quarter of 2011, with the positive results of our pivotal Phase 3 efficacy trial and the completion of the Phase 3 safety trial, we do not believe that additional Phase 3 safety or efficacy trials will be required to support our NDA submission. We have initiated 2-year carcinogenicity studies in two animal species. We obtained FDA agreement on the protocols for both studies and have agreed with FDA that these studies are an ongoing commitment and are not required for submission or approval of an NDA for Zohydro. We expect to submit an NDA for Zohydro to the FDA early in the second quarter of 2012.

Prior Clinical Development of Zohydro

Our licensor for Zohydro, Alkermes, conducted pre-clinical and clinical studies of Zohydro under an IND initiated in 2002.

Phase 1 and Phase 2 Clinical Development. In single and multiple dose pharmacokinetic evaluations, Zohydro demonstrated detectable plasma concentrations of hydrocodone within 15 minutes of administration. Zohydro also demonstrated a sustained release effect significantly longer than currently available hydrocodone combination products such as Vicodin, as well as dose proportional pharmacokinetics. Consistent, steady-state plasma levels, which are believed to be desirable for chronic pain patients who require around-the-clock opioid therapy, were achieved within one week of the initiation of dosing. In addition, Zohydro has been tested under both fed and fasted conditions and the amount of drug exposure was not affected by food, which we believe provides the basis for a flexible administration regimen for chronic pain. We believe that these prior pharmacokinetic studies demonstrate that Zohydro displays a consistent, extended-release profile, dose-proportional pharmacokinetics and an acceptable safety profile.

Zohydro has also been evaluated in two separate Phase 2 pain studies. The first study was a randomized, single-dose, parallel group, placebo-controlled, active-comparator study to evaluate the safety, efficacy and pharmacokinetics of increasing doses of Zohydro in opioid-naive adults immediately following bunion removal surgery. This study was designed to evaluate pain prevention rather than pain treatment. In this 241-patient study, patients were treated with either one of four doses of Zohydro (10, 20, 30 or 40 mg extended-release hydrocodone bitartrate), an active immediate-release comparator consisting of 10 mg hydrocodone bitartrate plus 325 mg acetaminophen, or placebo. The primary efficacy measurement was the visual analog scale of pain intensity from 0 to 12 hours after dosing. The 40 mg dose of Zohydro was significantly more effective (p<0.05) versus placebo in controlling postoperative pain. In addition, efficacy of the 40 mg dose did not significantly differ from the hydrocodone bitartrate/acetaminophen active comparator in any of the efficacy outcome measures. None of the three lower doses of Zohydro were superior to placebo in the primary efficacy measurements. All four doses were found to be safe and well-tolerated. We believe this efficacy and safety information is useful in establishing proof-of-concept for Zohydro.

The second Phase 2 study was a four week, multiple-dose, safety, tolerability and pharmacokinetic dose-escalation study of Zohydro in opioid-experienced adults with chronic, moderate to severe osteoarthritis pain. The primary objective was to assess the safety, tolerability and pharmacokinetics of Zohydro at steady state over a range of escalating daily doses. Thirty-seven patients in two dosing cohorts received escalating doses of Zohydro over three weeks. This study demonstrated a clinically acceptable safety profile and a reduction in pain intensity for chronic moderate to severe osteoarthritis pain patients across multiple dosage strengths. We believe that the study also demonstrated a steady-state pharmacokinetic profile that is appropriate for the management of chronic pain. In both Phase 2 studies, patients experienced mild to moderate adverse events, such as nausea, vomiting, headache, dizziness, sweating, constipation and drowsiness, which are similar to the reported effects of opioids currently prescribed for chronic pain.

The data from these Phase 1 and Phase 2 studies were submitted to the FDA under our IND and were summarized in our End of Phase 2 meeting briefing package in support of progressing Zohydro into pivotal Phase 3 clinical studies.

Relday for the Treatment of Schizophrenia

Relday is a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro needle-free, subcutaneous drug delivery system. If successfully developed and approved, we believe Relday may be the first once-monthly, subcutaneous antipsychotic product available in a needle-free delivery system to enter the long-acting injectable antipsychotic market. We believe the combination of our DosePro technology with Durect’s SABER™ controlled-release technology will allow Relday to be delivered subcutaneously without a needle on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics. Based upon these characteristics, Relday may provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products. We intend to initiate clinical studies for Relday in patients with schizophrenia in 2012 following the filing of an IND with the FDA. We completed a pre-IND meeting with the FDA in December 2009.

The Antipsychotic Market

Schizophrenia is a complex, chronic, severe and debilitating mental disorder that often develops between the ages of 16 and 30 years, and the NIMH estimates that the 12-month prevalence of schizophrenia is 1.1% of the U.S. adult population. The symptoms of schizophrenia are often categorized as positive, negative or cognitive in nature. Positive symptoms include hallucinations, delusions, disorganized thinking and movement disorders. Negative symptoms of schizophrenia can include flat affect, inability to feel pleasure and speaking little, and the cognitive symptoms of schizophrenia can include poor executive function, problems with working memory and attention deficits. This combination of symptoms often makes it challenging for many schizophrenic patients to care for themselves or hold jobs, resulting in significant societal costs. The direct and indirect costs of schizophrenia in the United States in 2002 were estimated at $62.7 billion, including $22.7 billion in direct medical costs for outpatient care, medications, inpatient care, and long-term care, according to an article published in 2005 in The Journal of Clinical Psychiatry.

Bipolar disorder, or manic depressive illness, is another chronic, recurring psychiatric illness that is characterized by extreme or unusual shifts in mood, energy and activity levels. In general, patients with bipolar disorder suffer over time from episodes of both mania and depression. The NIMH estimates that the average age of onset for bipolar disorder is 25 years, and the 12-month prevalence of bipolar disorder is 2.6% of the U.S. adult population. In many cases, the recurring episodes of mania and depression are so severe that the patient cannot maintain normal relationships or function normally at home, work or school, and suicide attempts occur in 25-50% of bipolar disorder patients.

First line therapy for most schizophrenia patients today are drugs generally known as atypical or second generation antipsychotics. These antipsychotics have been named atypical for their ability to treat a broader range of negative symptoms with improved side effect profiles versus the first-generation or typical antipsychotics, which were mostly introduced in the 1950s with drugs such as chlorpromazine and haloperidol. The first atypical antipsychotics to be approved by FDA in the United States were Clozaril (clozapine) in 1989, followed by Risperdal (risperidone) in 1993 and Zyprexa (olanzapine) in 1996. Similarly, over the last decade, atypical antipsychotics have become increasingly utilized in the treatment of bipolar disorder, either as monotherapy or as part of a polytherapy regimen, most often being prescribed in conjunction with a mood stabilizer such as lithium or valproic acid, and sometimes in conjunction with both a mood stabilizer and additional medications.

Patient compliance with medication has been a long-standing problem in the treatment of both schizophrenia and bipolar disorder. Results from the Clinical Antipsychotic Trials in Intervention Effectiveness conducted between 2001 and 2004, and published in The New England Journal of Medicine in 2005, indicated that over 70% of schizophrenia patients became non-compliant with their medication within 18 months of commencing therapy. Similarly a 2004 study of the VA National Psychosis Registry published in the journal

Bipolar Disorder in October 2006 found that, of the 45% of bipolar patients who were being prescribed an antipsychotic, just over half of individuals appeared to be fully adherent with their antipsychotic medications, while the remaining individuals were either partially adherent or non-adherent with their antipsychotic medications.

In an attempt to improve patient compliance, physicians increasingly administer antipsychotic drugs through long-acting depot injections. Long-acting depot injections release medication slowly over weeks rather than over hours or days for conventional injections or oral medications, thereby dramatically reducing the number of times a patient needs to take their medication. Currently available long-acting injectable products include Risperdal Consta and Invega Sustenna, both marketed by Johnson & Johnson, and Zyprexa Relprevv, marketed by Eli Lilly & Co. These drugs provide two to four weeks of therapy per dose.

Overall, the global atypical antipsychotic market is estimated to be in excess of $16.3 billion in 2010, based upon published sales reports of certain pharmaceutical companies. In 2010, atypical antipsychotics comprised approximately 90% of all antipsychotic prescriptions in the United States, according to data from Wolters Kluwer (Source® PHAST Prescription, January 2011 — December 2011). The existing long-acting injectable risperidone product, Risperdal Consta, achieved global net sales of $1.5 billion in 2010, according to industry reports, and has a wholesale acquisition cost of approximately $270 per bi-weekly dose, or more than $500 per month, for the 25mg dosage strength (Source: Gold Standard). Finally, in the United States, prescribers of long-acting antipsychotics are highly concentrated with approximately 15,000 total prescribers of long-acting injectable products, including approximately 8,785 psychiatrists in 2011 (Source® PHAST Prescription, January 2011 — December 2011).

The Relday Opportunity

Market research conducted on our behalf by bioStrategies Group in 2007 indicates that psychiatrists see significant potential advantages for Relday over the currently marketed long-acting risperidone injectable, specifically identifying the subcutaneous, needle-free, and once-monthly features of Relday as important differentiators versus the currently marketed long-acting antipsychotics. We believe on the basis of our pre-clinical development work and market research that, if successfully developed and approved, Relday could potentially provide a significant improvements over existing treatment options for patients suffering from schizophrenia as a result of:

•

Subcutaneous delivery: All the currently available long-acting atypical antipsychotics are administered intramuscularly and, other than the lowest dosage strength of Invega Sustenna, have injection volumes greater than Relday. Intramuscular injections have been associated with inadvertent vascular injection, leading to rapid release of the drug and related adverse events, and in addition can also result in slow, painful and/or difficult injections. Utilizing the unique attributes of the Durect’s SABER™ technology and the DosePro needle-free delivery system, Relday has been designed to be administered subcutaneously with an injection volume of 0.5mL or less.

•

Needle-free delivery: Relday is formulated to be administered using our proprietary DosePro needle-free delivery system. The currently available long-acting atypical antipsychotic products are delivered using a 23 gauge or larger needle, with Risperdal Consta requiring use of a 21 gauge or larger needle.

•

No reconstitution: Relday is formulated as a prefilled, single-dose product that does not require reconstitution, or the addition of a liquid dilutent, prior to administration. Risperdal Consta and Zyprexa Relprevv both require reconstitution prior to injection, which is generally considered an inconvenience for busy healthcare practitioners.

•

Once a month dosing with no oral supplementation: Relday is formulated with a goal of providing a pharmacokinetic profile that will allow for once-monthly dosing without the need for supplementation with oral risperidone. Risperdal Consta provides therapy for only two weeks, resulting in more frequent physician visits and requires supplementation with oral risperidone for the first three weeks following initiation of therapy or following a missed dose of the injectable due to its pharmacokinetic profile.

•

Preferred active ingredient: Our market research indicated that in nearly all cases, long-acting injectable antipsychotics are prescribed to patients who have experience taking the same molecule orally and have demonstrated some level of acceptable efficacy and tolerability. Oral risperidone is now the second most commonly prescribed atypical antipsychotic compound in the United States, accounting for 24% of total prescriptions in the twelve months ended December 2011 (Source® PHAST Prescription, January 2011 — December 2011).

We intend to initiate clinical studies for Relday in patients with schizophrenia in 2012 following filing of an IND application. We completed a pre-IND meeting with the FDA in December 2009. Following initiation of clinical trials in the United States, we plan to seek a development and commercialization partner or partners for Relday in territories outside of the United States such as Europe and Japan. While our current development plans are focused on schizophrenia, in the future we may consider expanding the program to address additional indications, such as bi-polar disorder. If successfully developed and approved by the FDA, we plan to commercialize Relday in the United States further leveraging our commercial infrastructure and sales force.

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

In order to further enhance the DosePro technology and Sumavel DosePro, we have completed additional engineering and design work aimed at softening the sound emitted by the DosePro device upon drug delivery. Rather than the current sound, which is similar to the opening of a can of soda, heard upon delivery with the current DosePro device, this enhanced version will sound like the click of a pen upon drug delivery. We expect to submit this minor manufacturing change to the FDA in 2012, and expect to introduce this change to the commercial product shortly thereafter, depending on the FDA’s agreement.

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

Given its multiple benefits and therapeutic versatility, we believe the DosePro technology provides us with an opportunity to develop our own product candidates by pairing DosePro with proven drugs to enhance their commercial attractiveness such as with Relday. We are also evaluating the market potential, formulation requirements and clinical development pathway of an additional CNS compound that could be paired with DosePro to enhance its commercial attractiveness. We also believe DosePro provides an attractive licensing option for other pharmaceutical and biotech companies seeking to enhance, differentiate or extend the life-cycle of their own injectable products, and we are continuing to explore such arrangements with several established pharmaceutical companies. These opportunities include both currently marketed products as well as development stage product candidates.

Sales and Marketing

We have built a highly experienced sales and marketing organization in the United States focused on marketing and selling Sumavel DosePro to physicians, nurses and other healthcare professionals. Our sales and marketing organization is comprised of approximately 116 professionals. Our field sales force of approximately 95 representatives has historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists.

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

We believe our sales force is differentiated by its level of experience and background in the industry and accountability for sales results. Our field sales representatives have an average of 13 years of prior experience promoting pharmaceutical products and most have prior experience in the neurology and/or migraine space. In addition, our sales management team has on average 20 years of pharmaceutical industry experience, including an average of nine years of sales management experience. Each of our sales representatives and regional business directors undergoes a formal training program focused on disease background, our product, competitive products and territory management, as well as compliance with applicable laws. Our training program also includes significant ongoing and field-based learning to provide a comprehensive understanding and perspective as to our markets and disease states and the needs of both physicians and patients.

In addition to our field sales team, we also have an experienced team of field-based managed markets and trade directors. This team works closely with our regional business directors to engage with third-party payors to ensure and expand reimbursement coverage and patient access for our product and implement pharmacy based educational programs. To date, we have entered into a number of contracts with private health insurers, managed care organizations, government entities and other third-party payors that provide coverage for our products.

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

In addition, in July 2009, we entered into an exclusive co-promotion agreement with Astellas under which Sumavel DosePro was historically marketed by Astellas in the United States and promoted primarily to primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, by approximately 400 Astellas sales representatives. The target audience for our sales effort was primarily comprised historically of neurologists and other prescribers of migraine medicines who fall outside the Astellas Segment. In addition, our representatives have historically had the right to call upon a specified number of key prescribers within the Astellas Segment and Astellas’ representatives historically had the right to call upon a specified number of neurologists. This exclusive co-promotion agreement with Astellas will terminate on March 31, 2012, at which time we will assume full responsibility for the commercialization of Sumavel DosePro. We have already begun to assume responsibility from Astellas for marketing Sumavel DosePro to selected high-prescribing primary care physicians and other Astellas-targeted physicians and professionals within the Astellas Segment pursuant to a promotion transition plan. We are currently evaluating potential co-promotion partners who could complement our sales and marketing professionals for the continued marketing of Sumavel DosePro.

In March 2008, we entered into a licensing and distribution agreement with Desitin, a private German pharmaceutical company focused on the development, manufacturing and distribution of products for the treatment of CNS disorders. Under the terms of the agreement, we licensed to Desitin the exclusive development and commercialization rights to Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. Desitin will oversee, and be responsible for the expenses related to, all clinical development, regulatory approval and commercialization efforts required to market Sumavel DosePro in the territories in which Desitin elects to develop and market Sumavel DosePro. Desitin received approval to market Sumavel DosePro in Denmark in November 2010 followed by approval in the United Kingdom, Sweden and Germany in December 2010 and Norway and France in February 2011. We have agreed to manufacture and supply the product to Desitin for commercial sale. Desitin has agreed to pay us a specified transfer price for commercial product and a low single-digit percentage royalty on net sales of the product. We retain full commercial rights to Sumavel DosePro in all other countries not licensed under the Desitin agreement, including the United States, Canada and the countries in Asia.

To build upon our continued success in growing Sumavel DosePro prescriptions, we expanded our sales force in the United States from approximately 80 sales representatives in 2010 to approximately 95 sales representatives at the end of the 2011. We are currently evaluating potential co-promotion partners who could complement our sales and marketing professionals for the continued marketing of Sumavel Dose Pro. For the launch of Zohydro, if approved, we intend to consider co-promotion and other partnering opportunities, and an expansion of our sales and marketing infrastructure, including expanding our field sales force to between 170 and

220 representatives, to both launch Zohydro and continue to support Sumavel DosePro. We expect our primary target audiences may expand to include anesthesiologists, pain specialists, physical medicine specialists and additional primary care physicians. In addition, we expect that we will also consider opportunities to partner Zohydro to reach a broader physician audience. We will also evaluate third-party co-promotion opportunities that would allow us to strategically leverage our commercial resources and generate additional revenue in the United States.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including larger, well established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. We face competition not only in the commercialization of Sumavel DosePro or any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, but also for the in-licensing or acquisition of additional product candidates, and the out-licensing of our DosePro drug delivery technology.

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

We also face competition from generic sumatriptan injectable, now marketed in the United States as an authorized generic of Imitrex STATdose by Par Pharmaceutical Companies and Sandoz Inc. (a Novartis AG company). In addition, we face competition from alternative autoinjector forms of sumatriptan injection including sumatriptan injection, a needle-based autoinjector which was developed and is manufactured and marketed by Pfizer, and a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies. Although these products and alternative autoinjector forms of sumatriptan injection may not be directly substituted for Sumavel DosePro, generic versions of injectable sumatriptan may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients. In addition to these migraine therapeutics, there are other marketed non-triptan migraine therapeutics, such as Cambia sold by Nautilus Neurosciences, Inc. and Migranal sold by Valeant Pharmaceuticals International. Moreover, there are several product candidates under development that could potentially be used to treat migraines and compete with Sumavel DosePro, including products under development by large pharmaceutical companies such as GSK and Merck and smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. In addition, Allergan, Inc. is now marketing BOTOX botulinum toxin for the treatment of chronic migraine.

Zohydro

If approved for the treatment of moderate to severe chronic pain, Zohydro will compete against other marketed branded and generic pain therapeutics and may compete with additional product candidates currently under development or developed in the future. Current competitors in the opioid pain therapeutics space include, but are not limited to, Abbott Laboratories, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Watson Pharmaceuticals, Inc. There are at least 15 opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro may also face competition from non-opioid products, including new chemical entities, as well as alternative delivery forms of NSAIDs. In addition to the previously named companies, a number of pharmaceutical companies are developing new product candidates for pain including, but not limited to, Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira, Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceutics International Inc. and QRxPharma Ltd.

Relday

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta and Invega Sustenna marketed by Johnson & Johnson and Zyprexa Relprevv marketed by Eli Lilly & Company. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson., generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes plc, NuPathe, Inc. and Novartis AG, each of which has announced they are developing long-acting antipsychotic product candidates.

DosePro Technology

Traditional needle and syringe remain the primary method for administering intramuscular and subcutaneous injections. The injectable drug market is increasingly adopting new injection systems including pre-filled syringes, pen injectors and autoinjector devices. The majority of these devices, however, still employ a needle. We will compete with companies operating in the needle-based drug delivery market. These companies include, but are not limited to, Becton, Dickinson and Company, Owen Mumford Ltd. and Ypsomed. Additional competition may come from companies focused on out-licensing needle-free technology including Antares Pharma Inc. and Bioject Inc., which have commercialized gas- or spring-driven, multiple-use, patient-filled, needle-free injectors, primarily for injecting human growth hormone or insulin for diabetes. Other companies may also be developing single-use, pre-filled, needle-free delivery systems. We also may experience future competition from alternative delivery systems which bypass the need for an injection, including inhaled, nasal, sublingual or transdermal technologies.

Distribution

We primarily sell Sumavel DosePro to wholesale pharmaceutical distributors, who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, individually comprised 46.0%, 34.9% and 10.9%, respectively, of our total gross sales of Sumavel DosePro for the year ended December 31, 2011.

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

We manage the supply chain for Sumavel DosePro, consisting of the DosePro system and the active pharmaceutical ingredient, or API, internally with experienced operations professionals, including employees residing in the United Kingdom who oversee European contract manufacturing operations. We have entered into supply agreements relating to Sumavel DosePro with our critical contract manufacturers, most component fabricators and secondary service providers to secure commercial supply for Sumavel DosePro and expect manufacturing capacity to adequately support our projected Sumavel DosePro demand through 2012. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the sole qualified source of their respective components. If demand exceeds our expectation in 2013 and beyond, we may be required to expand the capacity of some of our existing contract manufacturers and suppliers or qualify new manufacturers or suppliers.

DosePro systems intended for clinical trials of DosePro-based products other than Sumavel DosePro are provided by using the existing manufacturing infrastructure, supplemented with clinical scale aseptic fill/finish as appropriate for the stage and scale of the product under clinical development.

Clinical materials for our Zohydro clinical program are manufactured by Alkermes (formerly Elan Drug Delivery, Inc.) under the terms of our license agreement described under “Collaborations, Commercial and License Agreements” below.

The following are manufacturing and supply arrangements and agreements that we believe are material to the ongoing operation of our business.

Patheon UK Limited

In November 2008, we entered into a manufacturing services agreement with Patheon UK Limited, or Patheon, located in Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. Under the terms of the agreement, Patheon serves as our exclusive manufacturer for the aseptic capsule assembly, filling and inspection, final device assembly and packaging of Sumavel DosePro, as well as other manufacturing and support services. Although we are not required to have any minimum quantity of Sumavel DosePro manufactured under the agreement, we have agreed to provide Patheon with forecasts of the required volumes of Sumavel DosePro we need, and we are required to pay Patheon a monthly manufacturing fee of £303,200, or approximately $468,538 (based on the exchange rate as of December 31, 2011), over the remaining term of the agreement, aggregating to £6,670,400, or approximately £10,307,836, over the remaining initial term of the agreement. Under the agreement, we are also required to pay support and service fees, with the level of service fees increasing if annual production exceeds a specified volume. The agreement has an initial five-year term, which expires October 31, 2013. The parties may mutually agree in writing to renew the term for additional terms prior to the expiration of the then-current term. Either party may terminate the agreement

(1) upon specified written notice to the other party, (2) upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within a specified period following receipt of written notice of such breach, and (3) immediately upon written notice to the other party in the event that the other party is declared insolvent or bankrupt by a court of competent jurisdiction, a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or the agreement is assigned by such other party for the benefit of creditors. Patheon may also terminate the agreement upon specified written notice if we assign the agreement to certain specified parties.

Nypro Limited

Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device pursuant to purchase orders. We do not currently have a long-term commercial supply agreement with Nypro.

MGlas AG

In May 2009, we entered into a commercial manufacturing and supply agreement with MGlas AG, located in Munnerstadt, Germany. Under the terms of the agreement, MGlas is our exclusive supplier of the glass capsule that houses the sumatriptan API in Sumavel DosePro (and will be the exclusive supplier of glass capsules for any future 0.5 mL DosePro product candidates or products). The agreement has an initial three-year term, which expires in May 2012. Prior to expiration of the agreement, we intend to extend the commercial manufacturing and supply agreement with MGlas to continue the exclusive supply of the glass capsule. Either party may terminate the agreement by providing the other party with specified written notice. In addition, either party may terminate the agreement immediately by written notice if the other party commits a material breach of its obligations which is either incapable of remedy or is not remedied within a specified period following receipt of written notice of such breach, or in the event the other party becomes insolvent or is subject to insolvency-related proceedings.

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

Collaborations, Commercial and License Agreements

Durect Corporation Development and License Agreement

In July 2011, we entered into a development and license agreement with Durect. Under the terms of the agreement, we will be responsible for the clinical development and commercialization of Relday. Durect will be responsible for non-clinical, formulation and chemistry, manufacturing and controls, or CMC, development responsibilities. Durect will be reimbursed by us for its research and development efforts on the product.

We paid a non-refundable upfront fee to Durect of $2.25 million in July 2011. We are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. We are also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the United States, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, we will continue to pay royalties on annual net sales of the product at a reduced rate for so long as we continue to sell the product in the jurisdiction. We are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

Durect granted to us an exclusive worldwide license, with sub-license rights, to Durect intellectual property rights related to Durect’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. Durect retains the right to supply our Phase 3 clinical trial and commercial product requirements on the terms set forth in the agreement.

Durect may terminate the agreement with respect to specific countries if we fail to advance the development of the product in such country within a specified time period, either directly or through a sublicensee. In addition, either party may terminate the agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act that attempts to impair such other party’s relevant intellectual property rights. We may terminate the agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitory board or other similar body alleging significant concern regarding a patient safety issue and, as a result, we believe the long-term viability of the product would be seriously impacted. We may also terminate the agreement with or without cause, at any time upon prior written notice.

Astellas Co-Promotion Agreement

In July 2009, we entered into a co-promotion agreement with Astellas. Under the terms of the agreement, we granted Astellas the co-exclusive right (with us) to market and sell Sumavel DosePro in the United States (excluding Puerto Rico and the other territories and possessions of the United States). Under the agreement, both Astellas and we were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro. In December 2011, we entered into an amendment to the co-promotion agreement with Astellas, or the amended co-promotion agreement, whereby the agreement will terminate on March 31, 2012. We are responsible for the manufacture, supply, and distribution of commercial product for sale in the United States. In addition, we supply product samples to Astellas, and Astellas pays us for such samples, at an agreed upon transfer price.

The target audience for Astellas’ sales efforts was primarily comprised historically of prescribers classified as primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment. The target audience for our sales effort was primarily comprised historically of neurologists and other prescribers of migraine medicines who fall outside the Astellas Segment. In addition, our representatives have historically had the right to call upon a specified number of key prescribers within the Astellas Segment; conversely Astellas’ representatives historically had the right to call upon a specified number of neurologists. Under the terms of the amended co-promotion agreement, beginning in the first quarter of 2012, we began to assume responsibility from Astellas for marketing Sumavel DosePro to selected high prescribing primary care physicians and other Astellas-targeted physicians and professionals within the Astellas Segment pursuant to a promotion transition plan. We will assume full responsibility for the commercialization of Sumavel DosePro following termination of the agreement in March 2012.

Under the agreement, Astellas has paid us upfront and milestone payments in an aggregate amount of $20.0 million through December 31, 2011. Astellas is not obligated to pay us any additional milestone payments. In consideration for Astellas’ performance of its commercial efforts, we are required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment. Astellas is not compensated for Sumavel DosePro sales to neurologists, any other prescribers not included in the Astellas Segment or for non-retail sales. In addition, upon completion of the co-promotion term in March 2012, we will be required to pay Astellas two additional annual tail payments in July 2013 and July 2014 calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the 12 months ending March 31, 2012.

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

Alkermes License Agreement (formerly Elan Pharma International Limited)

In November 2007, we entered into a license agreement with Alkermes, which was amended in September 2009. Under the terms of this license agreement, Alkermes granted to us an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Alkermes, to certain Alkermes intellectual property rights related to our Zohydro product candidate. The agreement grants us the exclusive right under certain Alkermes patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enables us to exclusively develop and sell Zohydro in the United States. Alkermes has retained the exclusive right to take action in the event of infringement or threatened infringement by a third party of Alkermes’ intellectual property rights under the agreement. We have the right to pursue an infringement claim against the alleged infringer should Alkermes decline to take or continue an action.

Under the terms of the agreement, the parties agreed that, subject to the future negotiation of a commercial manufacture and supply agreement, Alkermes, or an affiliate of Alkermes, will have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro to us under agreed upon financial terms.

Alkermes also granted to us, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to us, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.

Under the license agreement, we paid an upfront fee to Alkermes of $0.5 million. We paid an additional milestone payment in the amount of $0.8 million to Alkermes in August 2011 in connection with the completion of the treatment phase of our pivotal efficacy Phase 3 clinical trial, Study 801. We may be obligated to pay Alkermes up to $3.75 million in total future milestone payments with respect to Zohydro depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $1.0 million upon submission of the first NDA to the FDA, which we currently expect to occur early in the second quarter of 2012, and a payment of $0.8 million upon successful completion of an FDA pre-approval inspection of the manufacturing facility. We are also required to pay a mid single-digit percentage royalty on net sales of the product for an initial royalty term equal to the longer of the expiration of Alkermes’ patents covering the product in the United States, or 15 years after commercial launch, if Alkermes does not have patents covering the product in the United States. After the initial royalty term, the license agreement will continue automatically for three-year rolling periods during which we will continue to pay royalties on net sales of the product at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

Either party may terminate the agreement upon a material, uncured default or certain insolvency events of the other party or upon 12 months’ written notice prior to the end of the initial royalty term or any additional three-year rolling period. Alkermes may terminate the agreement in the event that we fail to meet specified development and commercialization milestones within specified time periods. We may terminate this agreement if the sale of Zohydro is prohibited by regulatory authorities, or if, despite commercially reasonable efforts, we are unable to obtain regulatory approval for Zohydro. We may also terminate the agreement, with or without cause, at any time upon six months’ written notice prior to NDA approval for Zohydro and at any time upon 12 months’ prior written notice after NDA approval for Zohydro.

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

At the time of the closing of the asset purchase, we paid to Aradigm a sum of $4.0 million as consideration. Under the agreement, we also paid a subsequent milestone payment to Aradigm of $4.0 million upon the U.S. commercialization of Sumavel DosePro in February 2010. We are also required to pay a 3% royalty on global net sales of Sumavel DosePro, by us or one of our licensees, if any, until the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product.

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

Needle-free Drug Delivery Technologies

Sumavel DosePro is a new drug-device combination that subcutaneously delivers sumatriptan utilizing our proprietary needle-free drug delivery system to treat migraine and cluster headache. Our patent portfolio is directed to various types and components of needle-free and other drug delivery systems. As of February 1, 2012, we have 17 issued U.S. patents, 12 pending U.S. patent applications, 49 issued foreign patents and 22 pending foreign patent applications. Of the above, we have seven issued U.S. patents, three pending U.S. patent applications, 39 issued foreign patents and five pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology.

Our issued U.S. Patent No. 5,891,086 covers a particular activator mechanism forming a part of the needleless injector device, and is expected to expire in 2014. We have a corresponding patent in Canada, and two each in Germany, Spain, France, United Kingdom, Italy and Japan, which are all expected to expire in 2013. Our issued U.S. Patent No. 6,135,979 covers a needleless injector with particular safety mechanisms, and is expected to expire in 2017. We have corresponding patents in Germany, France, United Kingdom and Japan, which are all expected to expire in 2016. Our issued U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium, and is expected to expire in 2016. We have corresponding patents (one each in Canada, Germany, France, United Kingdom and Japan), which are all expected to expire in 2015. Our issued U.S. Patent No. 7,776,007 covers a cap and latch mechanism, and is expected to expire in 2026. We have a corresponding patent in Japan. Our issued U.S. Patent No. 7,901,385 covers a casing for enclosing the injection device, and is expected to expire in 2026. We have corresponding patents in Australia, Canada, Germany, Spain, France, United Kingdom, Italy, and Japan. U.S. Patents 5,891,086; 6,135,979; 5,957,886; 7,776.007; and 7,901,385 are listed in the FDA Orange Book for Sumavel DosePro.

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

We also have three pending U.S. patent applications and five foreign patents (one each in Germany, France, Japan and the United Kingdom) corresponding to needle-free injector drug capsules and methods for filling capsules with liquid drug, such as those used in the manufacture of Sumavel DosePro. These patents, and applications if they issue, are expected to expire in 2022.

Our remaining issued U.S. patents, pending U.S. patent applications, issued foreign patents, and pending foreign patent applications are not currently used in Sumavel DosePro, but may be used with alternate versions of, or future product candidates utilizing, our DosePro technology.

We do not have patent protection for Sumavel DosePro in a significant number of countries, including large territories such as India, Russia and China, and accordingly we are not able to use the patent system to provide for market exclusivity in those countries. Additionally, the five U.S. patents listed in the FDA Orange Book for Sumavel DosePro expire in 2014, 2016, 2017 and 2026. Upon expiration, we will lose certain advantages that come with Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the five patents.

Zohydro

Zohydro is an oral version of an opioid pain reliever, which is designed to offer an extended-release profile that utilizes Alkermes’ proprietary SODAS delivery system. Our in-licensed patents from Alkermes relating to Zohydro include one issued U.S. Patent No. 6,902,742 and a pending U.S. Patent Application No. 11/372,857. The license agreement is described above in further detail. The issued patent is expected to expire in November 2019. Absent any award of patent term adjustments or extensions, the patent application, if it issues, is not expected to expire later than this date.

Relday

With respect to Relday, the patents and intellectual property that protect the DosePro device will also provide protection for Relday. Zogenix has licensed a number of United States and foreign patent applications from Durect that are intended to cover the formulation of Relday and its delivery. However, as the formulation and delivery of Relday are the subject of on-going research it remains uncertain if the Durect patents or applications, should they issue as patents, will cover the final formulation or delivery of Relday.

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

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice, or CGLP, regulations;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or CGCP, to establish the safety and efficacy of the proposed drug product for each intended use;

•

satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations, and for devices and device components, the QSR, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	submission to the FDA of an NDA;

•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA.

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

As a separate amendment to an IND, a sponsor may submit a request for an SPA from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the proposed design and size of a clinical trial intended to form the primary basis for determining a product’s efficacy. Upon specific request by a sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis within 45 days of receipt of the request with the goal of reaching an agreement that the Phase III trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. Under an SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution, or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins. Moreover, any change to a study protocol after agreement with the FDA is reached can invalidate an SPA. Agreements and disagreements between the FDA and the sponsor regarding an SPA are documented by the FDA in an SPA letter to the sponsor or in the minutes of a meeting between the sponsor and the FDA.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, CMC and proposed labeling, among other things.

For some drugs, especially controlled substances, the FDA may require a REMS which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

The FDA also has the authority to require a drug-specific REMS to ensure the safe use of the drug. In determining whether a REMS is necessary, FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

In February 2009, the FDA informed drug manufacturers that it will require a REMS for sustained release opioid drug products. Subsequently, the FDA initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. An extended-release formulation of hydrocodone would also be required to have a REMS. The FDA’s authority to take this action is based on risk management and post market safety provisions within the FDAAA. In April 2011, after several public meetings, the FDA released the final REMS for extended-release opioids. The REMS consists of a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. The FDA recommends that sponsors of extended-release opioids cooperate to establish a single monitoring system for these assessments. We intend to submit a REMS at the time of the NDA submission for Zohydro.

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

DEA Regulation

One of our product candidates, Zohydro, will be regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Zohydro, our proprietary oral, extended-release version of hydrocodone, is expected to be listed by the DEA as a Schedule II controlled substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use will be subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because Zohydro, an oral, extended-release version of hydrocodone, is expected to be regulated as a Schedule II controlled substance, it will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including hydrocodone for use in manufacturing Zohydro. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

International Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval and, if applicable, DEA classification. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

In addition to regulations in Europe and the United States, we are subject to a variety of other foreign regulations governing, among other things, the conduct of clinical trials, pricing and reimbursement and commercial distribution of our products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009. In November 2010, Desitin received marketing approved in Denmark and has received subsequent approvals in Germany, Sweden, the United Kingdom, Norway and France.

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

In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the TRICARE, Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b effective March 23, 2010. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of 42 U.S.C. § 1320a-7b constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult.

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

Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payor, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors or statutory exceptions. Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and have brought cases against numerous pharmaceutical and medical device companies, and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business or reward past purchases or recommendations.

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

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

In addition, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and

Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Also, certain states, such as Massachusetts, Vermont and Minnesota, have imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.

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

Changes in third-party payor coverage and reimbursement rules can impact our business. For example, the PPACA changes include increased rebates a manufacturer must pay to the Medicaid program and established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 50% point-of-sale discounts on products covered under Part D beginning in 2011. Further, also beginning in 2011, the new law imposes a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with health care practitioners. A number of states have challenged the constitutionality of certain provisions of the PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law and these provisions are implemented. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

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

Employees

As of December 31, 2011, we employed 161 full-time employees. Of the full-time employees, 116 were engaged in sales and marketing, nine were engaged in manufacturing operations, 18 were engaged in product development, quality assurance and clinical and regulatory activities and 18 were engaged in general and administrative activities (including business and corporate development). We may expand our sales force in the future through direct hiring or through potential co-promotion partners to support continued sales and marketing of Sumavel DosePro and, if approved, to launch Zohydro. None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize TriNet Employer Group, Inc., an employer services company, to provide human resource services. TriNet Employer Group is the employer of record for payroll, benefits, employee relations and other employment-related administration.

Research and Development

The Company invested $33.0 million, $28.6 million and $21.4 million in research and development in the years 2011, 2010 and 2009, respectively.

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

Financial Information about Segments

We operate only in one business segment, which is the commercialization and development of pharmaceutical products. See note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those financial statements and related notes.

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

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission, or SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offering completed in September 2011, and borrowings under our loan and financing agreements with Cowen Healthcare Royalty Partners II, L.P, or Cowen Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, Silicon Valley Bank, or SVB, and until June 30, 2011, General Electric Capital Corporation, or GE Capital. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2011, together with estimated future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional funds to finance our operations beyond that point in order to:

•

maintain and continue to increase our sales and marketing activities for Sumavel DosePro, particularly once our co-promotion agreement with Astellas Pharma US, Inc., or Astellas, terminates in March 2012;

•	qualify secondary sources for the manufacturing of Sumavel DosePro;

•

fund our operations, submit our NDA for Zohydro, initiate additional clinical trials for Relday and fund development of any other product candidate to support potential regulatory approval of marketing applications; and

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

•

the rate of progress and cost of our clinical trials and other product development programs for Relday and our other product candidates and any other product candidates that we may develop, in-license or acquire;

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

In its report on our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans.

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

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and lack of sufficient working capital raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. In addition, our amended Oxford/SVB loan agreement includes a covenant that the audit reports accompanying our annual consolidated financial statements for fiscal year 2010 and thereafter not include a going concern qualification and any breach of that covenant would permit the lenders to demand immediate repayment of all loans outstanding under the agreement and to seize and sell the collateral pledged to secure these loans. In March 2012, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2011 audit report from our independent registered public accounting firm which includes a going concern qualification.

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

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only marketed product, Sumavel DosePro, which in turn, will depend on several factors, including our ability to:

•

successfully maintain and increase market demand for, and sales of, Sumavel DosePro through our sales and marketing efforts by expanding our sales force and/or through a new co-promotion partner, if available, as our co-promotion agreement with Astellas will terminate in March 2012;

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

We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we have generally experienced quarterly growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through December 31, 2011, we have at certain times experienced a reduction in total and new prescriptions month over month. Further, if we are unsuccessful in continuing to expand our sales force and/or partnering with a new co-promotion partner once our co-promotion agreement with Astellas terminates in March 2012, we may be unable to successfully maintain or increase sales of Sumavel DosePro. If we fail to successfully maintain and increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

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

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for 2011, 2010 and 2009, we incurred net losses of $83.9 million, $73.6 million and $45.9 million, respectively, our net cash used in operating activities was $80.5 million, $72.0 million, and $32.4 million, respectively, and, at December 31, 2011, our accumulated deficit was $282.0 million. We expect our losses and negative cash flow to continue for at least the next several years as a result of expenses incurred in connection with our planned NDA submission for Zohydro, commercialization activities for Zohydro, any additional clinical development required for Zohydro, the cost of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro and, if approved, Zohydro. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

We may not be successful in executing our sales and marketing strategy for the commercialization of Sumavel DosePro, including as a result of the termination of our collaboration with Astellas in March 2012, and we may not be able to generate significant revenue.

Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force includes approximately 95 sales representatives who have historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States.

To complement our sales force, we entered into an exclusive co-promotion agreement with Astellas in July 2009 under which Sumavel DosePro has been promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, in the United States by approximately 400 Astellas sales representatives. This co-promotion agreement will terminate on March 31, 2012, and beginning in the second quarter of 2012 our sales force will assume full responsibility for the continued promotion of Sumavel DosePro. We expect to expand the focus of our existing sales force to include targeting a portion of the high-prescribing primary care physicians previously part of the Astellas Segment under the co-promotion agreement. Although we believe we have adequately sized our sales force in order to reach our historically targeted audience, our existing sales force may be unable to effectively target these additional primary care physicians. We are also currently evaluating potential co-promotion partners who could complement our sales force efforts for the commercial sale of Sumavel DosePro. We may not be able to enter into co-promotion arrangements with third parties in a timely manner, on acceptable terms or at all. To the extent that we enter into another co-promotion or other licensing arrangement, our portion of retained product revenues is likely to be lower than if we directly marketed and sold Sumavel DosePro solely on our own, and a portion of those revenues generated will depend upon the efforts of such third parties similar to our dependence on Astellas, and these efforts may not be successful. Further, to the extent that we enter into a new co-promotion agreement, it will take time and resources to train and deploy a new partners’ sales force, which may strain our managerial resources and may have an adverse affect on our own sales and marketing efforts and revenues. If we are unable to find another partner for the promotion of Sumavel DosePro in the primary care segment in the United States, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro in this segment and any such expansion could, in any event, substantially increase our expenses and capital requirements. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro. For the years ended December 31, 2011 and 2010, the Astellas Segment represented approximately 37.7% and 39.5% of our prescription demand, respectively. Any inability to adequately replace coverage of the Astellas Segment by a new co-promotion partner or through our own sales force may have a material adverse affect on our ability to maintain or increase revenues in the future.

If we are unable to successfully implement our commercialization plans and drive adoption by patients and physicians of Sumavel DosePro through our sales, marketing and commercialization efforts, then we will not be able to generate significant revenue which will have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, products used to treat and manage pain, especially in the case of opioids, are from time to time subject to negative publicity, including political influences, illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the DEA as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. Zohydro contains hydrocodone, and we anticipate it will be regulated as a Schedule II controlled substance, and despite the strict regulations on the marketing, prescribing and dispensing of such substances, illicit use and abuse of hydrocodone is well-documented. Thus, the regulatory approval process and the marketing of Zohydro may generate public controversy that may adversely affect regulatory approval and market acceptance of Zohydro.

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

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, individually comprised 46.0%, 34.9% and 10.9%, respectively, of our total gross sales of Sumavel DosePro for the year ended December 31, 2011, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as GSK and Merck & Co., and other smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. If approved, Zohydro may also compete with at least 15 opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira Inc., Inspirion Delivery Technologies, Inc, LLC, Intellipharmaceuticals International, Inc., Pfizer and QRxPharma Ltd.

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, and Zyprexa Relprevv marketed by Eli Lilly & Company. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes plc, NuPathe, Inc. and Novartis AG, each of which has announced they are developing long-acting antipsychotic product candidates.

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

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro, Relday or any other product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Final aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreements, Alkermes plc, or Alkermes, is the exclusive manufacturer of Zohydro and Durect is the exclusive manufacturer of Relday for all clinical trials through Phase 2 clinical trials and has the option to supply Relday for Phase 3 clinical trials and, if approved, commercial distribution. We may never be able to establish additional sources of supply for Zohydro or Relday.

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

We have not yet submitted an NDA or received marketing approval for Zohydro and we have not yet commenced clinical studies for Relday. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Zohydro has undergone Phase 1 pharmacokinetics studies, Phase 2 clinical trials, and a Phase 3 clinical development program. However, some of these studies and trials were conducted by a third party and, accordingly, we did not directly participate in their design or execution. We initiated the Phase 3 clinical development program for Zohydro in March 2010 and reported positive top-line results from our pivotal Phase 3 efficacy trial, Study 801, in August 2011 and completed our Phase 3 safety trial, Study 802, in December 2011, which showed Zohydro to be safe and generally well tolerated. However, product candidates such as Zohydro may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Relday and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. Although we have not yet begun clinical studies for Relday, the development of Relday will be subject to most of the risks described in this paragraph.

We believe that we have planned, designed and completed an adequate Phase 3 clinical trial program for Zohydro, and we presented the trial design for our Phase 3 trials to the FDA at our End of Phase 2 meeting in June 2008. Although we believe the FDA has generally agreed with the design of our Phase 3 clinical trial program, the FDA could still determine that it is not satisfied with our plan, the details of our pivotal clinical trial protocols and designs or the results of our studies. In addition, we concluded our pre-NDA meetings with the FDA in December 2011 during which we discussed the non-clinical, clinical and chemistry, manufacturing and controls, or CMC, development of Zohydro, and agreed on the submission requirements for the NDA under 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA. While the FDA has provided us with a written record of our discussions and responses to our questions at our End of Phase 2 meeting and our pre-NDA meetings, such records and responses do not guarantee that the FDA will deem our trial design to be sufficient for the purpose of obtaining marketing approval for Zohydro. We did not seek a Special Protocol Assessment from the FDA for our pivotal Phase 3 efficacy study for Zohydro (Study 801).

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

Our Zohydro, Relday and any other product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Zohydro, Relday or any other product candidate, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate is safe and effective, and similar regulatory approvals would be necessary to commercialize the product candidate in other countries.

In light of widely publicized events concerning the safety risk of certain drug products, particularly opioid drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval. In addition, the FFDCA, as amended by the Food and Drug Administration Amendments Act of 2007, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FFDCA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require a risk evaluation and mitigation strategy, or REMS, for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FFDCA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties.

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

With regard to Zohydro, top-line results from our pivotal Phase 3 efficacy clinical trial in patients with chronic lower back pain has shown what we believe is a clinically acceptable efficacy and safety profile which supports submission of an NDA for the treatment of moderate to severe pain in patients requiring around-the-clock opioid therapy. The trial successfully met the primary efficacy endpoint of the study in demonstrating a significant difference (p=0.008) between the mean changes in daily pain intensity Numeric Rating Scale (NRS) scores between Zohydro and placebo groups. The two key secondary endpoints were also met, specifically, the proportion of patients with at least 30% improvement in pain intensity and the improvement of overall satisfaction of medication. In the pivotal Phase 3 efficacy trial, the observed adverse events were similar to the side effects we observed in prior Phase 2 trials of Zohydro and consistent with the reported side effects of opioids currently prescribed for chronic pain. The incidence of adverse events was 33.7% and 28.8% in the open-label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These results may not be predictive of results obtained in our ongoing safety trial or any other required future trials, and we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or approvals for commercially viable uses. In addition, the top-line data we have reported and may continue to report from our Zohydro clinical trials is based on preliminary analysis of key efficacy and safety data, and such data may change following a more comprehensive review of the data related to the applicable clinical trial, and may also change in connection with the continued review of such data as part our planned submission and the FDA’s review of our NDA. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro or any of our other product candidates are not shown to be safe and effective in clinical trials, the program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of any additional clinical testing for Zohydro, if required, or pre-clinical or clinical testing for Relday or any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.

Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of any additional clinical testing for Zohydro, if required, or pre-clinical or clinical testing for Relday or any of our other product candidates could significantly affect our product development costs and business plan. We expect to initiate clinical testing for Relday in patients with schizophrenia in 2012. In addition, we do not know whether this or any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

In addition, if a significant number of patients fail to stay enrolled in any of our future clinical trials of Relday or any of our other product candidates and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. All of the above risks will be applicable to Zohydro to the extent we are required by the FDA to conduct any additional clinical trials. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for Zohydro, Relday and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We conducted our Phase 3 trials for Zohydro under agreements with third-party CROs, and anticipate that we may enter into agreements with third-party CROs in the future regarding Relday or any of our other product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMPs, regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In February 2009, the FDA informed drug manufacturers that it will require a class-wide REMS for all long-acting and sustained-release opioid drug products. The FDA has since initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. In April 2011, the FDA announced that it had finalized the elements of a class-wide REMS for these products. The central component of the opioid REMS program is an education program for prescribers and patients. Specifically, the REMS for these products must include a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for prescribers who prescribe the drug; information provided to prescribers that prescribers can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. Moreover, the REMS must include a timetable for submission of assessments that shall be no less frequent than 6 months, 12 months, and annually after the REMS is approved to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified. The FDA expects that manufacturers of long-acting and extended-release opioids work together to provide educational materials as part of a class-wide single shared system to reduce the burden of the REMS on the healthcare system.

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

In March 2008, we entered into a licensing and distribution agreement with Desitin pursuant to which we granted Desitin the exclusive right under our intellectual property rights related to Sumavel DosePro to develop, use, distribute, sell, offer for sale, and import Sumavel DosePro and any potential modified versions of Sumavel DosePro in the European Union, Norway, Switzerland and Turkey. In that regard, Desitin is not obligated under the agreement to pursue regulatory approval or commercialization of Sumavel DosePro in any of these countries except for Germany. Since we will depend on Desitin to develop, obtain regulatory approval for and, if regulatory approval is granted, commercialize Sumavel DosePro in these countries, we will have limited control over the success of Desitin’s development, regulatory approval and commercialization efforts. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. In November 2010, Denmark became the first member of the European Union to approve marketing of Sumavel DosePro in that country. Subsequently, Sumavel DosePro has received marketing approval in Germany, Sweden, the United Kingdom, Norway and France.

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

Our failure to successfully establish new partnerships with pharmaceutical companies or contract sales organizations to co-promote Sumavel DosePro and any additional product candidates that may receive regulatory approval may impair our ability to effectively market and sell such product candidates.

Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force currently comprised of approximately 95 representatives primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro was also being marketed by Astellas in the United States and promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists by approximately 400 Astellas sales representatives. Our Astellas agreement will terminate on March 31, 2012, and in order to maintain and expand the market opportunity for Sumavel DosePro and any additional product candidates that receive regulatory approval into the broader primary care physician audiences, we will need to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such product and/or product candidates. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to co-promote or otherwise commercialize any product and/or product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product and/or product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro and any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Furthermore, we intend to in-license, acquire, develop and/or market additional products and product candidates in the areas of pain and central nervous system, or CNS, disorders. For example, in July 2011, we entered into a development and license agreement with Durect Corporation for a proprietary, long-acting, injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro technology. Durect will be responsible for non-clinical, formulation and CMC development responsibilities. As a result, we will be dependent on Durect’s successful completion of its responsibilities for Relday. In addition, because our internal research and development capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

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

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including pre-clinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. We expect to initiate clinical testing for Relday in patients in schizophrenia in 2012. We may not be able to obtain necessary approvals to initiate such clinical testing in a timely manner or at all. In addition, all product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

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

We increased our full-time employees from 48 as of October 31, 2009 to 161 as of December 31, 2011. In addition, we have expanded our sales force in the United States from approximately 80 sales representatives to approximately 95 sales representatives at the end of 2011 and we intend to increase our sales force if Zohydro is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

•

manage our internal and external commercialization efforts for Sumavel DosePro effectively while carrying out our contractual obligations to third parties and complying with all applicable laws, rules and regulations;

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

We may be unable to successfully implement or fund these tasks on a larger scale and, accordingly, may not achieve our commercialization and development goals. In addition, our management may have to divert a disproportionate amount of its attention away from day-to-day activities and towards managing these growth-related activities. Likewise, any increase in our sales force would increase our expenses, perhaps substantially. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and our failure to effectively manage any growth could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Fluctuations in the value of the Euro or U.K. pound sterling could negatively impact our results of operations and increase our costs.

Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the year ended December 31, 2011, $31.7 million (based on exchange rates as of December 31, 2011) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of the termination of our partnership with Astellas to co-promote Sumavel DosePro in March 2012. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offering completed in September 2011, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss was $83.9 million in 2011, $73.6 million in 2010 and $45.9 million in 2009, and our cash used in operating activities was $80.5 million in 2011, $72.0 million in 2010 and $32.4 million in 2009. As of December 31, 2011, we had an accumulated deficit of $282.0 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years as a result of the expenses incurred in connection with our regulatory filings for Zohydro, any additional required clinical testing for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro. In addition, if we obtain regulatory approval for Zohydro or any of our other product candidates, we expect to incur significant sales, marketing and manufacturing expenses as well as continued development expenses. As a result, we are and will remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. We cannot assure you that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of December 31, 2011, the principal amount of our total indebtedness was approximately $60.2 million. In July 2011, we completed the royalty financing transaction with Cowen Royalty, or the Cowen Financing agreement, which increased our total indebtedness by an additional $30.0 million. We have and expect to continue to make borrowings under our $10.0 million revolving credit facility to fund working capital and other cash needs and we may incur substantial additional indebtedness in the future, both under our $10.0 million revolving credit facility and any other debt facilities we may enter into in the future. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

Our amended Oxford/SVB loan agreement includes covenants requiring, among other things, that (1) we achieve, as of the last day of each month, measured on a trailing three-month basis, actual revenues of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00, and (2) the audit report accompanying our year-end consolidated financial statements for fiscal year 2011 and thereafter not include a going concern qualification. As discussed above, the audit report from our independent registered public accounting firm accompanying our 2011 consolidated financial statements includes a going concern qualification and, as a result, our results of operations and financial condition will have to improve to a point where our auditors can deliver their audit report without this qualification in order to avoid a future breach of this covenant. In addition to certain other customary restrictive covenants, the amended Oxford/SVB loan agreement prohibits us, subject to certain customary exceptions, from (1) incurring any debt other than, among other things, debt under the amended loan agreement and other debt permitted thereunder, (2) entering into sale and leaseback transactions, (3) having a change in our management such that our Chief Executive Officer, Chief Financial Officer or President resigns, is terminated or is no longer actively involved in our management in his or her current position and is not replaced with a person acceptable to our board of directors within 120 days, (4) entering into mergers with, or acquisitions of all or substantially all the assets of, another entity with a value in excess of $100,000 or a change in control of our company, as defined in the amended Oxford/SVB loan agreement, (5) permitting liens to exist on our properties and (6) making distributions and investments. The amended Oxford/SVB loan agreement provides that an event of default will occur if, among other customary events of default, (1) there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement, (2) there is a material impairment in the value of the collateral pledged to secure our obligations under the agreement or in the perfection or priority of such collateral, (3) we default in the payment of any amount payable under the agreement when due, or (4) we breach any covenant in the agreement (subject to a grace period in some cases). In 2009, 2010 and 2011, we were required to obtain amendments or waivers under our credit facilities, and we may in the future need to obtain waivers or amendments under our credit facilities or other debt instruments, in order to avoid a breach or default, particularly if our business deteriorates or does not perform in accordance with our expectations. Our amended Oxford/SVB loan agreement is secured by substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash).

In connection with the Cowen Financing agreement, we paid off all outstanding amounts under our prior loan and security agreement with GE Capital and terminated that agreement.

Pursuant to the terms of our $30.0 million Cowen Financing agreement, we are required to make payments to Cowen Royalty of $10.0 million on each of January 31, 2015, 2016 and 2017, as well as fixed percentages of amounts received (in the case of co-promotion revenues and license fees) or recorded (in the case of net products sales).

Our obligations under the Cowen Financing agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the amended Oxford/SVB loan agreement) in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash), to the extent necessary or used to commercialize our products. The security interest will be extinguished once the aggregate payments made by us to Cowen Royalty equals $75.0 million. If we are unable to repay the indebtedness or other amounts when due, whether at maturity, upon termination or if declared due and payable by the lender following a default, the lenders under the amended Oxford/SVB loan agreement and Cowen Royalty under the terms of the Cowen Financing agreement generally have the right to seize and sell the collateral securing the indebtedness, and other amounts owing to it thereunder.

We have the option to terminate the Cowen Financing agreement at our election prior to the termination date in connection with a change of control of our company, as defined in the Cowen Financing agreement, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interest and fixed payments received by Cowen Royalty up to the date of such prepayment. In addition, Cowen Royalty has the option to terminate the Cowen Financing agreement at its election in connection with a change of control of our company, as defined in the Cowen Financing agreement, the sale of all or substantially all of our assets (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in our business), as defined in the Cowen Financing agreement, occurring thereunder. Upon such a termination by Cowen Royalty prior to the maturity date specified in the Cowen Financing agreement, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interests and fixed payments received by Cowen Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

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

As a result, any failure to pay our debt service obligations when due, any breach or default of our covenants or other obligations under debt instruments, or any other event that allows any lender to demand immediate repayment of borrowings or termination payments, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, the arrangement under the Cowen Financing agreement may make us significantly less attractive to potential acquirers, and in the event that we exercised our change of control pay-off option in order to carry out a change of control, the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

We may raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities. Our obligations under the amended Oxford/SVB loan agreement are secured by substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash). Our obligations under the Cowen Financing agreement are secured under a security agreement by a second priority security interest (junior to the security interest of Oxford and SVB under the amended Oxford/SVB loan agreement) in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash). The security interest will be extinguished once the aggregate payments made by us to Cowen Royalty equals $75.0 million.

Each of the amended Oxford/SVB loan agreement and the Cowen Financing agreement contains provisions which allow such lenders to accelerate the debt and seize and sell the collateral if, among other things, we fail to pay principal or interest when due or breach our obligations under the agreements or if a material adverse change in our business or any other event of default occurs. Any future debt financing we enter into may involve more onerous covenants that restrict our operations, may be secured by some or all of our assets, and will likely allow the lenders to accelerate the debt and seize and sell any collateral following a default. Our obligations under our outstanding debt agreements or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the IRC, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. As a result of this ownership change, our ability to use our then existing tax attributes was limited. We performed an additional IRC Section 382 and 383 analysis upon the issuance of common stock in our follow-on public offering in September 2011, and together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, resulted in an additional ownership change, which further limited the amount of the tax attributes we may use to offset future taxable income, if any. In addition, any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years.

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

The incidence of adverse events was 33.7% and 28.8% in the open label titration and double blind treatment periods of our Phase 3 efficacy trial for Zohydro, respectively. Overall, the most commonly reported adverse events (>2%) in this trial were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These are typical adverse events associated with chronic opioid therapy. The incidence of adverse events in the Phase 3 safety trial of Zohydro was generally consistent with that seen in our pivotal Phase 3 efficacy trial.

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

Annual DEA quotas on the amount of hydrocodone allowed to be produced in the United States and our specific allocation of hydrocodone by the DEA could significantly limit any additional clinical development of Zohydro, if required, as well as the production or sale of Zohydro even if we obtain FDA approval.

The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual quotas. Because hydrocodone is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Alkermes, which has licensed us the right to sell Zohydro in the United States, if approved, was allocated a sufficient quantity of hydrocodone to meet our planned clinical and pre-clinical needs during 2011. However, in future years, we will need significantly greater amounts of hydrocodone to implement our commercialization plans if the FDA approves Zohydro.

Moreover, we do not know what amounts of hydrocodone other companies developing product candidates containing hydrocodone may request for future years. The DEA, in assessing factors such as medical need, abuse and diversion potential and other policy considerations, may choose to set the aggregate hydrocodone quota lower than the total amount requested by the companies. Alkermes is permitted to petition the DEA to increase the annual aggregate quota after it is initially established, but there is no guarantee that the DEA would act favorably upon such a petition. Our procurement quota of hydrocodone may not be sufficient to meet any future clinical development needs or commercial demand if we receive regulatory approval for Zohydro. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for hydrocodone or a failure to increase it over time as we anticipate could delay or stop any additional clinical development of Zohydro, if required, or, if approved, the product launch or commercial sale of Zohydro or cause us to fail to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of December 31, 2011, our patent portfolio included seven issued U.S. patents, three pending U.S. patent applications, 39 issued foreign patents and five pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Five of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007 and 7,901,385, are expected to expire in 2014, 2016 2017, 2026 and 2026, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Number 7,776,007 covers the cap and latch mechanism; and U.S. Patent No. 7,901,385 covers a casing for enclosing the injection devices. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these five patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.31 to a high sale price of $6.90. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	our ability to increase the productivity of or expand our sales force and/or partner with a new co-promotion partner once our co-promotion agreement with Astellas terminates in March 2012;

•	FDA or international regulatory actions, including whether and when we receive regulatory approval for Zohydro or any of our other product candidates;

•	the development status of Relday or any of our other product candidates, including the results from our clinical trials;

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro, as well as the success and costs of our Zohydro, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•

fluctuations in the quarterly revenues of Sumavel DosePro, including fluctuations resulting from the termination of our co-promotion agreement with Astellas in March 2012, and from our distributors’ inventory management practices and buying patterns;

•	the level of underlying demand for Sumavel DosePro or any of our other product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	variations in the level of development and /or regulatory expenses related to Zohydro, Relday or other development programs;

•	results of clinical trials for Zohydro, Relday or any other of our product candidates;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our product and product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2011, we had research coverage by only four securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

Our executive officers and directors and their affiliates together control approximately 44.3% of our outstanding common stock, assuming no exercise of outstanding options or warrants. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2011, we had 65,368,792 shares of common stock outstanding. Of these shares, approximately 36,456,375 are freely tradable, without restriction, in the public market.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we performed system and process evaluation and testing of our internal controls over financial reporting which allowed management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will not be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2011. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

We occupy 12,929 square feet of office space in San Diego under a lease which expires in April 2012. We intend to enter into a new operating lease for office facilities in San Diego in early 2012.

The manufacturing equipment used to produce our DosePro technology is currently located at our contract manufacturers’ and component suppliers’ facilities in Europe where we occupy an aggregate of more than 20,000 square feet of space that is used to manufacture Sumavel DosePro.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since November 23, 2010 under the symbol “ZGNX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2011
Fourth Quarter	2.43	1.31
Third Quarter	5.11	1.83
Second Quarter	5.14	3.54
First Quarter	6.90	3.50
Year Ended December 31, 2010
Fourth Quarter (beginning November 23, 2010)	6.24	3.80
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Holders of Common Stock

As of March 1, 2012, there were approximately 39 holders of record of our common stock.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain available cash to finance ongoing operations and the potential growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. In addition, unless waived, the terms of our amended and restated loan and security agreement with Oxford and SVB prohibit us from paying dividends on our common stock.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2011 (in thousands, except per share data).

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares issuable under current outstanding awards	Number of securities available for future issuance
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	$3.32	1,340,546	0	1,340,546	0
2010 Equity Incentive Plan	$4.37	2,176,163	0	2,176,163	1,103,579

Total Equity Incentive Plans		3,516,709	0	3,516,709	1,103,579
2010 Employee Stock Purchase Plan		0	0	0	577,852
Total Equity compensation plans approved by security holders		3,516,709	0	3,516,709	1,681,431

Equity compensation plans not approved by security holders:
None.

Recent Sales of Unregistered Securities

During the year ending December 31, 2011, we issued and sold the following unregistered securities:

1.	In June 2011, as consideration for amending a debt facility, we issued warrants to two lenders exercisable for an aggregate of 26,455 shares of our common stock at an exercise price of $3.78 per share.

2.	In July 2011, in connection with the Cowen Financing agreement, we issued and sold an aggregate of 388,601 shares of our common stock at a price of $3.86 per share to a lender. As consideration for entering into the Cowen Financing agreement, we also issued to the lender a warrant exercisable for an aggregate of 225,000 shares of our common stock at an exercise price of $9.00 per share.

3.	From January 1, 2011 through December 31, 2011, we granted stock options to purchase 2,200,450 shares of our common stock at a weighted average exercise price of $4.37 per share to our employees, consultants and directors under our 2010 equity incentive plan.

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

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following table summarizes certain of our selected financial data. The selected financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited financial statements, of which the consolidated statement of operations data for the three fiscal years ending December 31, 2011, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011 and 2010 are included elsewhere in this Annual Report on Form 10-K. Our historical results and financial condition are not necessarily indicative of the results or financial condition that may be expected in the future. The selected financial data set forth below should be read together with our financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Amounts are in thousands, except per share amounts.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data
Revenue:
Net product revenue	$30,411	$19,069	$0	$0	$0
Contract revenue	7,165	4,373	0	0	0

Total revenue	37,576	23,442	0	0	0

Operating expenses:
Cost of sales	19,293	12,846	0	0	0
Royalty expense	1,205	843	0	0	0
Research and development	33,043	28,643	21,438	33,910	24,329
Selling, general and administrative	60,459	51,270	14,102	11,820	4,725

Total operating expenses	114,000	93,602	35,540	45,730	29,054

Loss from operations	(76,424)	(70,160)	(35,540)	(45,730)	(29,054)
Other income (expense):
Interest income	37	5	10	696	927
Interest expense	(7,644)	(10,013)	(9,188)	(1,718)	(377)
Change in fair value of warrant liability	445	6,725	(755)	1,119	(107)
Change in fair value of embedded derivatives	(240)	0	0	0	906
Other income (expense)	(86)	(111)	(416)	63	25

Total other income (expense)	(7,488)	(3,394)	(10,349)	160	1,374

Loss before income taxes	(83,912)	(73,554)	(45,889)	(45,570)	(27,680)

Provision for income taxes	9	(10)	0	0	0

Net loss	$(83,903)	$(73,564)	$(45,889)	$(45,570)	$(27,680)

Deemed dividend for the beneficial conversion on Series A-1 and Series A-2 convertible preferred stock	0	0	0	0	(18,360)

Net loss applicable to common stockholders	$(83,903)	$(73,564)	$(45,889)	$(45,570)	$(46,040)

Net loss per share, basic and diluted (1)	$(1.96)	$(17.63)	$(40.97)	$(52.68)	$(80.77)

Weighted-average shares outstanding, basic and diluted (1)	42,712	4,173	1,120	865	570

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available for sale	$56,525	$49,172	$44,911	$14,225	$43,255
Working capital	36,532	38,626	42,102	3,032	38,836
Total assets	100,640	94,268	74,568	27,625	53,007
Long-term debt, less current portion	42,070	19,934	8,778	15,336	2,870
Convertible preferred stock warrant liability	0	0	5,041	467	259
Convertible preferred stock	0	0	149,312	76,955	76,955
Accumulated deficit	(282,005)	(198,102)	(124,538)	(78,649)	(33,079)
Total stockholders’ equity (deficit)	9,312	28,734	(122,300)	(77,534)	(32,926)

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

Overview

Background

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel DosePro (sumatriptan injection) Needle-free Delivery System, offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our sales and marketing organization is comprised of approximately 116 professionals. Our field sales force of approximately 95 representatives has historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. Our promotional efforts have been complemented by our collaboration with Astellas and approximately 400 of its sales representatives, who have promoted Sumavel DosePro primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists in the United States. Our collaboration with Astellas will terminate on March 31, 2012, at which time we will assume full responsibility for the commercialization of Sumavel DosePro. We have already begun to assume responsibility from Astellas for marketing Sumavel DosePro to selected high-prescribing primary care physicians and other Astellas-targeted physicians and professionals within the Astellas Segment pursuant to a promotion transition plan. We are currently evaluating potential co-promotion partners who could complement our sales force efforts for the commercial sale of Sumavel DosePro. We also have entered into a partnership for Sumavel DosePro with Desitin Arzneimittel GmbH, or Desitin, to accelerate development and regulatory approvals in Europe and further enhance the global commercial potential of Sumavel DosePro.

Our lead product candidate, Zohydro (hydrocodone bitartrate) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro in 2011, and we expect to submit a New Drug Application, or NDA, for Zohydro to the U.S. Food and Drug Administration, or FDA, early in the second quarter of 2012. We in-licensed exclusive U.S. rights to Zohydro from Alkermes plc (formerly Elan Pharma International Limited) in 2007.

In July 2011, we entered into a development and license agreement with Durect Corporation, or the Relday license agreement, pursuant to which we will be responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro needle-free, subcutaneous drug delivery system. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. Relday will be developed to address unmet clinical needs in this patient population and is being developed to be a once-monthly, subcutaneous antipsychotic product. We expect to initiate clinical studies for the new product candidate in patients with schizophrenia in 2012 following filing of an investigational new drug application.

We have experienced net losses and negative cash flow from operating activities since inception, and as of December 31, 2011, had an accumulated deficit of $282.0 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our regulatory filings for Zohydro, any additional required clinical testing for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro. As of December 31, 2011, we had cash and cash equivalents of $56.5 million. In addition, under the terms of our amended and restated loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the amended Oxford/SVB loan agreement, we deferred principal repayment to February 1, 2012. In July 2011, we entered into a royalty financing transaction with Cowen Royalty, or the Cowen Financing agreement, resulting in net proceeds of $29.5 million to us. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2011, estimated future product revenues and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Astellas Co-Promotion Agreement

Under our co-promotion agreement with Astellas that we entered into in July 2009, or the co-promotion agreement, Astellas primarily promoted Sumavel DosePro to primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively, the Astellas Segment, in the United States. Our sales force historically promoted Sumavel DosePro primarily to neurologists and other key prescribers of migraine medications, including headache clinics and headache specialists in the United States. We jointly shared in the cost of advertising, marketing and other promotional activities related to the Sumavel DosePro brand and were required to provide minimum levels of sales effort to promote Sumavel DosePro. In December 2011, we entered into an amendment to the co-promotion agreement with Astellas, or the amended co-promotion agreement, whereby the agreement will terminate on March 31, 2012. Under the co-promotion agreement, we were responsible for the manufacture, supply and distribution of all Sumavel DosePro commercial product and were principally responsible for entering into any contracts and other arrangements with third parties regarding the sale of Sumavel DosePro.

Under the terms of the amended co-promotion agreement, we will be required to make two annual tail payments to Astellas, estimated as a total of $5.3 million, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date and is payable in July 2013 and July 2014. The fair value of the tail payments will be accreted through interest expense on a monthly basis through the date of payment. As of December 31, 2011, the long-term tail payment liability was $4.0 million, net of the discount, and there was an immaterial amount of related interest expense recognized during the year ended December 31, 2011. Additionally, beginning in the second quarter of 2012, our sales force will assume full responsibility for the continued marketing of Sumavel DosePro, expanding our focus to include a portion of the high-prescribing primary care physicians previously covered by Astellas under the co-promotion agreement. We expect to seek another co-promotion partner to compliment our sales to promote Sumavel DosePro, if available.

At the inception of the co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and agreed to make an additional $18.0 million of payments to us upon the achievement of a series of milestones. We received the entire $20.0 million in license and milestone payments from Astellas through December 31, 2010. These proceeds are reflected as $8.5 million and $15.6 million of deferred revenues on our consolidated balance sheets at December 31, 2011 and December 31, 2010, respectively. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over 42 months (the original term of the agreement). Upon amendment of the co-promotion agreement on December 20, 2011, the remaining deferred proceeds will be recognized as contract revenues on a ratable basis over 3.4 months (the remaining term of the amended agreement). This acceleration in the recognition of these contract proceeds resulted in the recognition of an additional $0.9 million of contract revenue during the year ended December 31, 2011.

In consideration for Astellas’ performance of its commercial efforts, we are required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment through the date of termination. Astellas pays us a fixed fee for all sample units they order for distribution to their sales force. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses. For the years ended December 31, 2011 and 2010, we incurred $6.7 million (excluding the $4.0 million tail payments) and $3.7 million, respectively, in service fee expenses. For the years ended December 31, 2011 and 2010, we recognized shared marketing expense of $1.7 million and $3.9 million, respectively.

We record the revenues related to all products sales, including sales generated by the Astellas sales force. Consequently, we record cost of sales for all product sales. For the years ended December 31, 2011 and 2010, the Astellas Segment represented approximately 37.7% and 39.5%, respectively, of our prescription demand, before consideration of the cost of the service fee payable to Astellas for its sales efforts as described above.

Based on third-party data, approximately 86% of the prescription demand in the Astellas Segment was concentrated to a population of approximately 500 physicians, which we believe our sales force will be able to support after our transition plan utilizing our Phase IV data, toolbox and other promotional activities. As such, we do not expect that all of the prescription demand contributed by the Astellas sales force will be foregone as a result of the early termination of the co-promotion agreement. However, in the event we are unsuccessful in transitioning the Astellas Segment to our sales force, our net product sales and financial results could be negatively impacted.

Durect License Agreement

In July 2011, we paid a non-refundable upfront fee to Durect of $2.25 million under the Relday license agreement. We are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to Relday subject to and upon the achievement of various development, regulatory and sales milestones. We are also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the United States, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012. The patent royalty term in any jurisdiction is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, we will continue to pay royalties on annual net sales of the product at a reduced rate for so long as we continue to sell the product in the jurisdiction. We are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights. We have incurred $2.7 million in research and development costs payable to Durect, excluding the upfront fee of $2.25 million, for the twelve months ended December 31, 2011.

Revenues

Through the year ended December 31, 2009, we did not generate any product revenues or recognize any contract revenues. During the year ended December 31, 2010, we began recognizing product revenues from sales of Sumavel DosePro and through sales by us to Desitin under our licensing and distribution agreement. During this same period, we began recognizing contract revenues from license and milestone payments received under the Astellas co-promotion agreement. For the years ended December 31, 2011 and 2010 we recognized $30.4 million and $19.1 million, respectively, in net product revenues. For the years ended December 31, 2011 and 2010 we recognized $7.2 million and $4.4 million, respectively, in contract revenues associated with license and milestone payments made to us by Astellas under the co-promotion agreement.

We sell Sumavel DosePro product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively, our customers, subject to rights of return. Prior to the third quarter of 2011, Sumavel DosePro had a limited sales history, and we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on product shipments of Sumavel DosePro until the right of return no longer existed, which occurred at the earlier of the time Sumavel DosePro units were dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data.

Beginning in the third quarter of 2011, we began recognizing Sumavel DosePro product sales at the time title transfers to our customer, and providing for an estimate of future product returns at that time. We believe that our estimated product return allowances for Sumavel DosePro require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. Sumavel DosePro currently has a shelf life of 24 months from the date of manufacture. We accept unused product from our customers that are within six months before and up to one year after its expiration date for a credit at the then-current whole acquisition cost, or WAC, reduced by a nominal fee for processing the return. Our initial product inventories reached expiration in 2011.

We have monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2011 included a disproportionately high amount of returns from a single retail chain. In addition, we have also experienced a high level of returned product from our initial launch stocking initiatives. We may experience higher levels of returns upon the termination of the co-promotion agreement with Astellas on March 31, 2012 due to fall-off of prescription demand in territories that may no longer be supported with direct promotional efforts. We considered these factors as well as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Based on our analysis, we increased the estimate for Sumavel DosePro product returns, resulting in an adjustment of $2.2 million, which decreased net product sales in the fourth quarter of 2011. We recorded a total decrease to net product sales of $4.4 million related to actual product and estimated future product returns for the twelve months ended December 31, 2011. Because of the shelf life of Sumavel DosePro and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product shipped would have a cumulative financial statement impact of approximately $0.6 million for the year ended December 31, 2011.

In connection with the change in the timing of recognition of product sales, previously reported deferred product revenues of $0.7 million and deferred cost of sales of $0.2 million as of June 30, 2011 have been recognized as product revenue and cost of sales in 2011.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of December 31, 2011, wholesale distributors reported approximately three weeks of our product on hand.

In November 2010, Desitin received regulatory approval to market Sumavel DosePro in Denmark and subsequently received approvals in Germany, Sweden, the United Kingdom, Norway and France. As a result, we started to sell Sumavel DosePro to Desitin under our licensing and distribution agreement in December 2010. We sell our product to Desitin at a specified transfer price with the right of return available for damaged goods upon receipt by Desitin or in the event of a recall. Desitin maintains all risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product. We will also receive a low single-digit royalty from Desitin on net sales of Sumavel DosePro in Europe and other licensed territories, as a pass through of royalties payable to Aradigm Corporation. As such, we recognize revenues for product sales to Desitin upon acceptance of product by Desitin (generally at point of shipment). For the years ended December 31, 2011 and 2010 we recognized $0 and $0.4 million, respectively, in revenue for sales to Desitin. We recognized an immaterial amount of royalty revenues related to the Desitin agreement for the year ended December 31, 2011, and no royalty revenues related to the Desitin agreement for the year ended December 31, 2010.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units dispensed through patient prescriptions, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. Our cost of sales for the years ended December 31, 2011 and 2010 was $19.3 million and $12.8 million, respectively. Our product gross margin for the years ended December 31, 2011 and 2010 was 36.6% and 32.6%, respectively. Prior to the change in timing of our revenue recognition in the third quarter of 2011, the cost of sales associated with the deferred product revenues were recorded as deferred costs, which were included in inventory, until such time the deferred revenue was recognized. Deferred cost of sales totaled $0 and $1.3 million at December 31, 2011 and December 31, 2010, respectively.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. During the years ended December 31, 2011 and 2010, we incurred $1.2 million and $0.8 million, respectively, in royalty expense to Aradigm.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including:

•	payments made to Durect for the license to and further development of Relday;

•	milestone payments made to Alkermes in connection with development and regulatory milestones of Zohdyro;

•	payments made to third-party contract research organizations, or CROs, and investigational sites, which conduct our trials on our behalf, and consultants;

•	expenses associated with regulatory submissions, pre-clinical development and clinical trials;

•	payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product;

•	payments made to third-party CROs, laboratories and consultants in connection with pre-clinical studies;

•	personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and

•	facility, maintenance, depreciation and other related expenses.

We expense all research and development costs as incurred.

In March 2010, we initiated our Phase 3 clinical development program for Zohydro. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. In 2010, we began tracking third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the years ended December 31, 2011 and 2010, we incurred $20.5 million and $20.2 million in third party research and development costs related to Zohydro, respectively.

Relday is currently in the pre-clinical development phase and we plan to initiate clinical development of Relday in 2012. We recognize the costs of pre-clinical work as it is performed. Under the Relday license agreement, Durect is responsible for non-clinical, formulation, chemistry, and manufacturing and controls development for Relday. We paid a non-refundable upfront fee to Durect of $2.25 million in July 2011. In addition, we incurred $2.7 million in research and development costs payable to Durect during the twelve months ended December 31, 2011.

We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis. The following table illustrates, for each period presented, our research and development costs broken down by our major development programs, as well as other expenses not tracked on a program-by-program basis, as described above, and expenses associated with all other product candidates:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Research and development expenses:
Zohydro	$20,461	$20,174	$1,728
Relday	5,066	761	1,150
Sumavel DosePro	1,129	1,672	13,772
Other (1)	6,387	6,036	4,788

Total	$33,043	$28,643	$21,438

(1)	Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

We expect our research and development costs for 2012 to decrease over amounts incurred in 2011 as we completed the Phase 3 clinical trials for Zohydro in December 2011. In addition, in August 2011 we paid

Alkermes, from whom we in-licensed exclusive rights to Zohydro in November 2007, a milestone payment in the amount of $0.8 million in connection with the completion of the treatment phase of our pivotal efficacy Phase 3 clinical trial, Study 801. We may be obligated to pay Alkermes up to $3.75 million in total future milestone payments with respect to Zohydro depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $1.0 million upon submission of the first NDA to the FDA, which we expect to occur early in the second quarter of 2012, and a payment of $0.8 million upon successful completion of an FDA pre-approval inspection of our manufacturing facility. If Zohydro is approved, we are also required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

While we expect to submit an NDA for Zohydro with the FDA early in the second quarter of 2012, the successful development and commercialization of Zohydro is highly uncertain. We also expect to incur customary regulatory costs associated with the NDA, if and when submitted, which will be significant. If Zohydro is approved, we also expect to incur significant expenses related to manufacturing and marketing activities. However, at this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of Zohydro after submission of our NDA filing, if or when Zohydro will receive regulatory approval and, if approved, if and when material net cash inflows may commence from Zohydro or the amount of any such inflows. This is due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the costs, timing and outcome of regulatory review of Zohydro;

•	the costs, timing and outcome of any additional pre-clinical studies and clinical trials for Zohydro, if required;

•	the costs of commercialization activities, including product marketing, sales and distribution;

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

We also expect to incur costs associated with clinical studies for our early-stage product candidates and manufacturing development for our DosePro technology. We expect to incur research and development costs of approximately $3.0 million to $4.0 million in 2012 for initial clinical studies planned for Relday. We also expect to incur research and development costs of approximately $0.1 million to $0.3 million in 2012 for the development of the Sumavel DosePro 4 mg line extension and sound enhancement of the DosePro technology.

Selling, General and Administrative Expenses

During the years ended December 31, 2011 and 2010, our selling expenses, which includes sales and marketing costs, including salaries and benefits of sales and marketing management and sales representatives, shared marketing and advertising costs under our co-promotion agreement with Astellas, sample product costs, and consulting fees. During the year ended December 31, 2009, prior to our product launch, our selling expenses consisted primarily of salaries, benefits, consulting fees, costs of obtaining prescription and market data and market research studies related to preparation for the launch of Sumavel DosePro, including shared marketing and advertising costs under our co-promotion agreement with Astellas. Our selling expenses may further increase in connection with a new co-promotion agreement with another third party.

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs and professional fees for legal, consulting and accounting services. We do not expect a significant change in general and administrative expense in 2012 as compared to 2011 levels.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of interest or revenue interest payments incurred in connection with our $30.0 million Cowen Financing agreement, our $25.0 million loan and security agreement and $10.0 million revolving credit facility with Oxford and SVB, the $4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital, and non-cash interest expense associated with amortization of debt discount and debt issuance costs and the estimated cost of revenue interest payments calculated under the effective interest method. The outstanding principal balance of the GE Capital agreement was repaid in full on June 30, 2011.

As a result of a full year of borrowing under our $30.0 million Cowen Financing agreement that we entered into in July 2011, and the recognition of imputed interest from the two annual tail payments to Astellas related to the termination of our co-promotion agreement, we expect that interest expense related to debt service will increase over 2011 levels.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents non-cash (expense) income associated with changes in the fair value of the warrants issued to purchase common and/or preferred stock.

In connection with our initial public offering in November 2010, the liability reflected on our consolidated balance sheet on December 31, 2009 for convertible preferred stock warrants has been reclassified to stockholders’ equity (deficit) and we will no longer recognize the change in fair value of these warrants in the consolidated statement of operations.

Change in fair value of warrant liability for the year ended December 31, 2011 represents non-cash income associated with the changes in the fair value of the warrants to purchase common stock issued in connection with our Cowen Financing agreement.

Change in Fair Value of Embedded Derivatives

Change in fair value of embedded derivatives represents non-cash expense from changes in the fair value of the embedded derivatives associated with the Cowen Financing agreement.

Other Income (Expense)

Other income (expense) consists of foreign currency transaction gains and losses. All of our revenues are currently generated in U.S. dollars while a majority of our manufacturing expenses are payable in foreign currencies, primarily U.K. pounds sterling and the Euro.

Provision for Income Taxes

Income tax expense primarily consists of costs related to the taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2011, we had available federal and state net operating loss carryforwards of approximately $93.0 million and $117.4 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2026 for federal tax purposes and 2020 for state tax purposes. As of December 31, 2011, we had federal and state research and development tax credit carryforwards of approximately $0.3 million and $1.7 million, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.

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

We completed an analysis under Internal Revenue Service Code, or IRC, Sections 382 and 383 to determine if our net operating loss carryforwards and research and development credits are limited due to a change in ownership. We determined that as of December 31, 2010 we had one ownership change, which occurred in August 2006 upon the issuance of the Series A-1 convertible preferred stock. As a result of this ownership change, we reduced our net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. We determined that as of December 31, 2011, we had a second ownership change, as defined by IRC Section 382 and 383, which occurred in September 2011 upon the issuance of stock. As a result of this second ownership change, we reduced our federal and state net operating loss carryforwards as of December 31, 2010 by $83.5 million and $46.2 million, respectively, and research and development income tax credits as of December 31, 2010 by $2.2 million. Pursuant to IRC Section 382 and 383, use of the our net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our consolidated statement of operations.

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. For the year ending December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act, management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will not be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2011.

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

Revenue Recognition

We recognize revenue from the sale of Sumavel DosePro and from license fees and milestones earned on collaborative arrangements. Revenue is recognized when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) our price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Product Revenue

We sell Sumavel DosePro product in the United States to wholesale pharmaceutical distributors and pharmacies, or collectively our customers, subject to rights of return. Prior to the third quarter of 2011, Sumavel DosePro had a limited sales history, and we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on product shipments of Sumavel DosePro until the right of return no longer existed, which occurred at the earlier of the time Sumavel DosePro units were dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We estimate patient prescriptions dispensed using an analysis of third-party information, including third-party market research data.

Beginning in the third quarter of 2011, we began recognizing Sumavel DosePro product sales at the time title transfers to our customer, and providing for an estimate of future product returns at that time. We believe that our estimated product return allowances for Sumavel DosePro require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. Sumavel DosePro currently has a shelf life of 24 months from the date of manufacture. We accept unused product from our customers that are within six months before and up to one year after its expiration date for a credit at the then-current WAC, reduced by a nominal fee for processing the return. Our initial product inventories reached expiration in 2011.

We have monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2011 included a disproportionately high amount of returns from a single retail chain. In addition, we have also experienced a high level of returned product from our initial launch stocking initiatives. We may experience higher levels of returns upon the termination of the co-promotion agreement with Astellas on March 31, 2012 due to fall-off of prescription demand in territories that may no longer be supported with direct promotional efforts. We considered these factors as well as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Based on our analysis, we increased the estimate for Sumavel DosePro product returns resulting in an adjustment of $2.2 million, which decreased net product sales in the fourth quarter of 2011. We recorded a total decrease to net product sales of $4.4 million related to actual product returns and estimated future product returns for the twelve months ended December 31, 2011. Because of the shelf life of Sumavel DosePro and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product shipped would have a cumulative financial statement impact of approximately $0.6 million for the year ended December 31, 2011.

In connection with the change in the timing of recognition of product sales, previously reported deferred product revenues of $0.7 million and deferred cost of sales of $0.2 million as of June 30, 2011 have been recognized as product revenue and cost of sales in 2011.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of December 31, 2011, wholesale distributors reported approximately three weeks of our product on hand.

Sumavel DosePro is also sold to third parties that license the rights to market and sell the product in territories outside of the United States. Under these arrangements, Sumavel DosePro is sold at a specified transfer price with the right of return available for damaged goods upon receipt or in the event of a recall. All risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product remain with the licensee. As such, we recognize revenues for product sales under license arrangements upon acceptance of the product (generally at point of shipment). We also receive royalties on net sales of Sumavel DosePro at a predetermined rate as a pass through of royalties payable to Aradigm. For the years ended December 31, 2011 and 2010 we recognized $0 and $0.4 million, respectively, in revenue for sales to third parties that license the rights to market and sell the product in territories outside of the Unites States. We recognized an immaterial amount of royalty revenues related to these third party sales for the year ended December 31, 2011, and no royalty revenues for the year ended December 31, 2010.

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

Patient Discount Programs. We offer discount card and automatic electronic pharmacy discount programs to patients for Sumavel DosePro in which patients receive discounts on their prescriptions that are reimbursed by us. We estimate the total amount that will be redeemed based on levels of inventory in the distribution and retail channels and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

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

In the first quarter of 2010, we provided stocking allowances on initial orders placed by our customers in connection with the launch of Sumavel DosePro. In accordance with our accounting policy for stocking allowances as disclosed, the allowance provided was accrued at the time of shipment to our customers and recognized as a reduction to revenue in the same period the related revenue was recognized. There have been no additional orders placed with stocking allowances. The amounts accrued for wholesaler and retail pharmacy discounts and prompt pay discounts were $0.5 million at December 31, 2011 and $0.4 million at December 31, 2010. We recognized $2.9 million and $1.4 million in reductions to product revenues related to these discounts for the year ended December 31, 2011 and 2010, respectively. Contractually agreed upon discounts with our wholesale and retail customers are typically paid to our customers on a quarterly basis one to two months after the quarter in which product was shipped to the customer. Based on our experience, our customers generally comply with our payment terms to earn prompt pay discounts. These discounts are measureable at the time of shipment of product to our customers and generally do not vary materially from our estimates.

The amounts accrued for rebates, chargebacks and other incentive programs were $1.7 million at December 31, 2011 and $0.5 million at December 31, 2010. We recognized $5.0 million and $1.0 million in reductions to product revenues related to these sales allowances for the years ended December 31, 2011 and 2010, respectively. Our procedures for estimating amounts accrued for rebates, chargebacks and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, impact of new contractual arrangements and changes in sales trends. Quantitatively, we use historical sales, inventory movement through commercial channels, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, patients may not achieve assumed utilization levels; third parties may misreport their utilization to us; and discounts determined under federal guidelines, which affect our rebate programs with U.S. federal government agencies, may differ from those estimated. On a quarterly basis, we analyze our estimates against actual rebate, chargeback and incentive program activity and adjust our estimates as necessary. Given our limited history with the commercialization of Sumavel DosePro, we may experience variability in our provisions for these sales allowances as we continue to initiate new sales initiatives and/or managed care programs in connection with the commercialization of our product. An adjustment to our estimated liabilities for rebates, chargebacks and other incentive programs of 5% of product sales, based on operating results for the year ended December 31, 2011, would have resulted in an increase or decrease to net product sales for that period of approximately $2.1 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we may record adjustments to our estimated liabilities over several reporting periods, which can result in a net increase to net revenues or a net decrease to net revenues in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates, chargebacks and incentives differ materially from the amounts estimated by management. To date, there have been no material differences between the amount recorded in a period and actual charges incurred.

We also sell our product to third party distributors under license and distribution agreements where we do not participate in the commercialization efforts of the product in the licensed territories. Our product is sold at a specified transfer price with the right of return to us for damaged goods or in the event of a recall. The distributor retains all risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product. We recognize revenues for product sales under these license arrangements upon acceptance of the product by the licensee (generally at point of shipment sales under license arrangements have no right of return).

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

In connection with the co-promotion agreement, Astellas made a non-refundable up-front payment of $2.0 million and agreed to make an additional $18.0 million of payments to us upon the achievement of a series of milestones. We received payments for the entire $20.0 million from Astellas through December 31, 2010.

We identified the deliverables in the co-promotion agreement and divided them into separate units of accounting as follows: (1) co-exclusive right to promote Sumavel DosePro combined with the manufacturing and supply of commercial and sample product; and (2) sales support of Sumavel DosePro. We concluded both units of accounting require recognition ratably through the term of the co-promotion agreement, which began with the date of the launch of Sumavel DosePro (January 2010) and ends on the date of termination. Therefore, the allocation of the upfront and milestone financial consideration is not necessary. Consequently, we recorded the $20.0 million in upfront and milestone payments received from Astellas as deferred revenue in the consolidated balance sheets at December 31, 2010 and 2009. Beginning with the launch of Sumavel DosePro in January 2010, we began amortizing the license fees and milestone payments as contract revenue in the consolidated statement of operations over the remaining term of the co-promotion agreement. Amounts received from Astellas for shared marketing costs are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses.

In December 2011, we amended our co-promotion agreement with Astellas. Under the terms of the amendment, the co-promotion agreement will terminate in March 2012, and beginning in the second quarter of

2012, we will assume full responsibility for the continued commercialization of Sumavel DosePro. In accordance with accounting guidance for revenue arrangements with multiple deliverables, we determined that there was no change in the deliverables or units of accounting identified in the co-promotion agreement upon amendment. We further concluded that the remaining deferred revenue balance of $9.6 million (as of the date of the amendment) requires recognition ratably over the amended term of the co-promotion agreement which is the date of amendment through termination on March 31, 2012. This acceleration in the recognition of the deferred contract revenue resulted in the recognition of an additional $0.9 million of contract revenue during the twelve months ended December 31, 2011.

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

Warrants for Common Stock and/or Convertible Preferred Stock

We classify common stock warrants and convertible preferred stock warrants that contain covenants where compliance with such covenants may be outside of our control as short-term liabilities on the consolidated balance sheet. We record the warrant liability at fair value and adjust the carrying value of these common and/or convertible preferred stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liability in the consolidated statement of operations.

Embedded Derivatives

Embedded derivatives are recorded in the consolidated balance sheet at fair value. We adjust the carrying value of the embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such embedded derivatives recorded as change in fair value of embedded derivatives in the consolidated statement of operations. We measure the fair value of the embedded derivatives using various discounted cash flow valuation models.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period, or vesting period, on a straight-

line basis. Equity awards issued to non-employees are recorded at their fair value on the grant date and are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. Expense recognized for consultant stock options was immaterial for the years ended December 31, 2011, 2010 and 2009.

Results of Operations

Comparison of year ended December 31, 2011 and 2010

Revenue. Revenue for the year ended December 31, 2011 was $37.6 million and $23.4 million for the year ended December 31, 2010. Product revenue for the years ended December 31, 2011 and 2010 was $30.4 million and $19.1 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the first six months of 2011 and for the twelve months ended 2010 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, with the six months ended December 31, 2011 consisting of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable.

The aggregate $11.3 million, or 59%, increase in net product revenue is primarily due to an increase in prescription demand from the initial launch of Sumavel DosePro in late January 2010, offset by the establishment of a product returns reserve. Net product revenues are impacted by the volume of product sold to our customers and the average selling price of those sales. While prescription volume increased in 2011 over 2010, the increases were offset by a decrease in our average selling price of Sumavel DosePro of 3%. This decrease in our average selling price in 2011 over 2010 was driven by an increase of $5.5 million in product sales allowances through increased third-party payor contracting/rebates and patient incentives. In addition, net product revenues were negatively impacted by $4.4 million in charges related to actual and estimated returned product. In addition, previously reported deferred product revenues of $0.7 million were recognized within net product sales in 2011.

Contract revenue for the years ended December 31, 2011 and 2010 consists of $7.2 million and $4.4 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in 2010 reflects a pro-rata amount of amortization of license fees and milestones as compared to the contract revenues in 2011, which reflects the full amortization of all license fees and milestone payments. On December 20, 2011 we amended our co-promotion agreement with Astellas whereby the agreement will terminate on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue will be recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012. This acceleration resulted in the recognition of an additional $0.9 million of contract revenue during the year ended December 31, 2011.

Cost of Sales. Cost of sales for the year ended December 31, 2011 was $19.3 million and $12.8 million for the year ended December 31, 2010. Product gross margin for the year ended December 31, 2011 was 36.6% compared to 32.6% for the year ended December 31, 2010. Cost of sales represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity and other manufacturing variances. The improvement in product gross margin of 4.0% was primarily a result of 59% increased volume of Sumavel DosePro product sales in 2011 as compared to 2010. This improvement was offset by a decrease in the production requirements in 2011 resulting in an increase in excess capacity charges based on an average 64% utilization level of our contract manufacturing organizations as compared to an average 72% utilization level in 2010. In 2010, we produced product to meet estimated demand requirements, sample initiatives and for the establishment of certain safety stock levels of Sumavel DosePro on hand, which resulted in higher utilization of our contract manufacturing facilities. We maintain certain lead times ranging from six to nine months for our production activities and therefore we may not be able to make significant near-term adjustments to production levels in response to changes in product demand.

Our current production capacity supports current levels of sample and prescription demand to ensure adequate safety stock levels and to maintain the ability to support increased demand, as necessary. Until our prescription and sample demands are at a level where we can fully utilize the capacity committed to our contract manufacturing facilities, we will continue to underutilize our production capacity. In addition, as we periodically adjust production levels to manage our inventory levels, we may incur excess capacity charges which will negatively impact our gross margins.

Royalty Expense. Royalty expense increased to $1.2 million for the year ended December 31, 2011 from $0.8 million for the year ended December 31, 2010. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period. The $0.4 million increase in royalty expense is primarily due to the increase in sales.

Research and Development Expenses. Research and development expenses increased to $33.0 million for the year ended December 31, 2011 compared to $28.6 million for the year ended December 31, 2010. This increase of $4.4 million primarily was due to:

•	an increase of $2.0 million as a result of the one-time non-refundable upfront license fee paid to Durect in July 2011 upon execution of the Relday license agreement;

•	an increase of $2.1 million in research and development costs related to the pre-clinical studies and formulation and stability testing for Relday;

•	an increase of $0.8 million as a result of a milestone payment to Alkermes in connection with the completion of Study 801 of the Zohydro Phase 3 clinical trials;

•	an increase of $0.8 million in manufacturing development expenses related to the Sumavel DosePro 4 mg line extension and sound enhancement projects for the DosePro technology; and

•

an increase of $0.2 million in other development expenses primarily related to the development of our other product candidates and costs related to our employee and infrastructure resources that are not tracked on a program-by-program basis; offset by

•	a decrease of $1.2 million in research and development costs primarily resulting from the completion of the Phase 4 open-label study for Sumavel DosePro in 2010; and

•	a decrease of $0.5 million in third party research and development costs related to the Phase 3 clinical trials for Zohydro, which were initiated in March 2010 and completed in December 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $60.5 million for the year ended December 31, 2011 compared to $51.3 million for the year ended December 31, 2010. Selling expenses were $47.7 million for the year ended December 31, 2011 compared to $42.3 million for the year ended December 31, 2010. General and administrative expenses were $12.8 million for the year ended December 31, 2011 compared to $9.0 million for the year ended December 31, 2010. The increase of $9.2 million in selling, general and administrative expenses primarily was due to:

•

an increase of $5.4 million in sales and marketing expense primarily as a result of $3.0 million in increased service fees payable to Astellas from higher product revenues and an additional $4.0 million in accrued tail payments associated with the termination of the co-promotion agreement, $1.0 million increase in sales force costs due to an increase in the average number of sales representatives, $0.7 million increase in advertising and promotional efforts, offset by a $3.3 million decrease in sampling efforts; and

•

an increase of $3.8 million of general and administrative expenses primarily as a result of a $2.5 million increase in professional service related costs, such as legal, accounting and advisory services, insurance premiums, investor relations services and directors fees that we incur for operating as a public company. In addition, we experienced an increase of $1.2 million in non-cash stock-based compensation charges.

Interest Income. Interest income increased to $37,000 for the year ended December 31, 2011 compared to $5,000 for the year ended December 31, 2010. This increase of $32,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense decreased to $7.6 million for the year ended December 31, 2011 compared to $10.0 million for the year ended December 31, 2010. The decrease of $2.4 million primarily was due to:

•	a decrease of $4.7 million related to a non-cash gain from conditional Series B warrants that expired unexercised upon the completion of our initial public offering in November 2010;

•	a decrease of $0.6 million in the non-cash amortization of debt issuance and debt discount costs in connection with the $25.0 million amended Oxford/SVB loan agreement; and

•

a decrease of $0.3 million in interest expense related to the early settlement of our outstanding principal balance on our $18.0 million loan and security agreement with Oxford and CIT entered into in June 2008 and amended in July and October 2010; offset by

•

an increase of $1.2 million in revenue interest payments related to the $30.0 million borrowed from Cowen Royalty and $1.4 million in accrued non-cash interest expense based on our estimate of future revenue interest payments on this facility; and

•	an increase of $0.6 million in interest expense due to higher debt balances associated with the amended Oxford/SVB loan agreement.

Change in Fair Value of Warrant Liability. Change in fair value of warrant liability resulted in $0.4 million of non-cash income during the year ended December 31, 2011 compared to $6.7 million of non-cash income for the year ended December 31, 2010. The income recognized in 2011 related to the change in fair value of warrant liability established in connection with the Cowen Financing agreement in July 2011. The change in fair value of warrant liability in 2010 was due to the decrease in the fair value of the preferred stock warrants upon their conversion to warrants of common stock in connection with the initial public offering in November 2010.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.2 million of expense during the year ended December 31, 2011, which was due to the change in fair value of the embedded derivatives associated with the Cowen Financing agreement in July 2011.

Other Income (Expense). Other income (expense) was $0.1 million of expense for each of the years ended December 31, 2011 and 2010. Any changes in other income (expense) were primarily related to foreign currency transaction gains and losses which primarily related to the settlement of our liabilities payable in Euro and U.K pound sterling.

Comparison of year ended December 31, 2010 and 2009

Revenue. Revenue for the year ended December 31, 2010 was $23.4 million and zero for the year ended December 31, 2009. Revenue for the year ended December 31, 2010 consists of $19.1 million of product revenue and $4.4 million of contract revenue. Product revenue for the year ended December 31, 2010 consists of $18.7 million of Sumavel DosePro dispensed to patients, which is net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs. Product revenue also includes $0.4 million in product sales to our distribution partner Desitin for the commercial launch of Sumavel DosePro in Denmark, Germany, Sweden, the United Kingdom, Norway and France. We began selling Sumavel DosePro in January 2010 and therefore had no product revenue prior to that time. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010.

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

Research and Development Expenses. Research and development expenses increased to $28.6 million for the year ended December 31, 2010 compared to $21.4 million for the year ended December 31, 2009. This increase of $7.2 million primarily was due to:

•

an increase of $20.0 million in research and development costs primarily as a result of the initiation of our Phase 3 clinical trials for Zohydro and a Phase 4 clinical trial for Sumavel DosePro which was initiated in late 2009; offset by,

•

a decrease of $12.8 million due to the capitalization of third-party direct labor, materials and internal overhead costs related to the manufacturing of Sumavel DosePro commercial product, inclusive of related salaries and personnel costs, subsequent to the FDA approval of Sumavel DosePro in July 2009. Prior to FDA approval, these costs were recognized as research and development expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $51.3 million for the year ended December 31, 2010 compared to $14.1 million for the year ended December 31, 2009. Selling expenses were $42.3 million for the year ended December 31, 2010 compared to $7.3 million for the year ended December 31, 2009. General and administrative expenses were $9.0 million for the year ended December 31, 2010 compared to $6.8 million for the year ended December 31, 2009. The increase of $37.2 million in selling, general and administrative expenses primarily was due to:

•	an increase of $35.0 million in sales and marketing expense as a result of the expansion of our commercial infrastructure, which included the hiring of approximately 80 sales representatives,

marketing and advertising costs, the cost of prescription and other market data, sample product, service fees to Astellas and other commercial tactical efforts associated with the commercial launch of Sumavel DosePro; and

•	an increase of $2.2 million of general and administrative expenses due to an increase in salaries and related benefits.

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

Interest Expense. Interest expense increased to $10.0 million for the year ended December 31, 2010 compared to $9.2 million for the year ended December 31, 2009. This increase of $0.8 million was primarily due to:

•

a decrease of $3.0 million in debt discount costs in connection with the $14.8 million borrowed under the convertible promissory notes issued in February 2009 and July 2009, or Notes, which notes were converted in September 2009, resulting in an acceleration of the recognition of the debt discount upon conversion;

•	a decrease of $3.0 million associated with the recognition in fair value of the right to convert the outstanding principal and interest under the 2009 Notes to convertible preferred stock; offset by

•

an increase of $4.7 million in amortization of debt discount costs in connection with the issuance of $15.0 million of convertible promissory notes in 2010, or the 2010 Notes, which notes were converted to common stock upon completion of our initial public offering;

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

Change in Fair Value of Warrant Liability. Change in the fair value of warrant liability changed to $6.7 million in income for the year ended December 31, 2010 compared to $0.8 million in expense for the year ended December 31, 2009 due to the change in fair value of the Series A-1, Series A-2 and Series B convertible preferred stock. This change in the fair value of the warrants is a result of the re-valuation of the warrants upon their conversion to warrants to purchase common stock in connection with the initial public offering. Upon conversion they were re-valued based on our public offering price of $4.00 per share of common stock.

Other Income (Expense). Other income (expense) decreased to $0.1 million of expense for the year ended December 31, 2010 compared to $0.4 million of expense for the year ended December 31, 2009. This decrease was due to foreign currency transaction gains which primarily related to the settlement of our liabilities payable in Euro and U.K. pounds sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operations since inception, and as of December 31, 2011, had an accumulated deficit of $282.0 million, and we expect our losses to continue for at least the next several years as a result of the expenses incurred in connection with our regulatory filings for Zohydro, any additional required clinical testing for Zohydro, the initiation of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro.

As of December 31, 2011, we had cash and cash equivalents of $56.5 million. On June 30, 2011, we amended certain terms of our loan agreement with Oxford and SVB including the deferral of principal repayment to commence on February 1, 2012. In July 2011, we entered into the Cowen Financing agreement, pursuant to which we borrowed $30.0 million from Cowen Royalty and sold $1.5 million of our common stock to Cowen Royalty resulting in $29.5 million in net proceeds to us. Further, in September 2011, we issued and sold a total of 30,000,000 shares of common stock in a follow-on public offering, with 711,566 additional shares issued upon the exercise of the underwriters’ option to purchase shares in October 2011, for aggregate net proceeds of $57.9 million.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2011, together with estimated future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point or possibly earlier. We intend to raise additional capital through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

In its report on our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern depends, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain, as well as the continued availability of borrowings under our amended Oxford/SVB loan agreement. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and have to liquidate our assets and may receive less than the value at which those assets were carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through December 31, 2011, we received aggregate net cash proceeds of approximately $274.8 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

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

•	in July 2011, we entered into the Cowen Financing agreement pursuant to which we sold 388,601 shares of our common stock, resulting in $1.4 million of net proceeds; and

•

in September 2011 and October 2011, we issued and sold a total of 30,711,566 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters’ option to purchase shares, for aggregate net proceeds of $57.9 million.

In June 2008, we entered into and borrowed $18.0 million under the loan and security agreement with Oxford and CIT, or the Oxford loan agreement. We amended and restated the Oxford loan agreement in July and again in October 2010, and as described below, we entered into an amendment to the Oxford loan agreement in June 2011.

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

The amended Oxford/SVB loan agreement includes financial covenants requiring that we achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of our projected revenue as provided to Oxford and SVB in the event we fail to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The agreement also includes a covenant that the audit report accompanying our year-end consolidated financial statements not include a “going concern” qualification in addition to other limitations as defined in the agreement. In March 2012, we obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2011 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. The agreement also provides that an event of default will occur if, among other customary events of default as defined in the agreement, there is a material adverse change in our business, operations or condition (financial or otherwise) or material impairment in the prospects of us repaying any portion of our obligations under the agreement.

The $25.0 million term loan bears an interest rate of 12.06% per annum. Payments consist of monthly interest only payments for the first 18 months followed by principal and interest payments for the subsequent 30 months. The term loan requires a final payment of $1.2 million, in addition to the repayment of unpaid principal, at the loan maturity date, which is January 1, 2014. We have the option to prepay the outstanding balance of the term loan in full subject to certain fees as well as the $1.2 million final payment. Under the terms of the revolving credit facility, we may borrow up to $10.0 million, but not more than a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrue interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, we pay a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. If the revolving credit facility is terminated, a nominal final payment is depending upon when the termination occurs.

On July 18, 2011, we closed the Cowen Financing agreement. Under the terms of the Cowen Financing agreement, we borrowed $30.0 million and we are obligated to repay such borrowed amount together with a specified return to Cowen Royalty, through the payment of tiered royalties ranging from .5% to 5% of our direct product sales, co-promotion revenues and out-license revenues, or collectively, revenue interest, that we may record or receive as a result of worldwide commercialization of our products including Sumavel DosePro, Zohydro and other future products. Pursuant to the terms of the Cowen Financing agreement, our royalty rate will increase to 5.75% in April 2012 in connection with the early termination of the co-promotion agreement with Astellas, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination.

We are also obligated to make three fixed payments of $10.0 million on (or before at our option) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the amended Oxford/SVB loan agreement while balances remain outstanding under that facility.

We have the option to terminate the Cowen Financing agreement at our election in connection with a change of control of our company, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interest and principal payments received by Cowen Royalty up to the date of prepayment.

Cowen Royalty has the option to terminate the Cowen Financing agreement at its election in connection with a change of control of our company (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in our business), as defined in the Cowen Financing agreement. Upon such a termination by Cowen Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

Unless terminated earlier as discussed above, the Cowen Financing agreement terminates on March 31, 2018.

In connection with the Cowen Financing agreement, in July 2011 we issued and sold 388,601 shares of our common stock to Cowen Royalty for gross proceeds of $1.5 million and issued to Cowen Royalty a warrant to purchase 225,000 shares of our common stock at an exercise price of $9.00 per share. We received total net proceeds, after expenses, of $29.5 million from the borrowings under the Cowen Financing agreement and the sale of common stock to Cowen Royalty.

We also granted Cowen Royalty the right to purchase $1.5 million of shares of our common stock in the first bona fide equity financing following the date of the financing. Cowen Royalty exercised this right and purchased $1.5 million of shares of our common stock at $2.00 per share in our follow-on public offering completed in September 2011.

We depend in part upon borrowings available under the revolving credit facility provided under the amended Oxford/SVB loan agreement. Any termination of our debt agreements, or any requirement that we repay any of our outstanding term loans or the borrowed amount under the Cowen Financing agreement, whether as the result of our default under the applicable agreement or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Cash and Cash Equivalents. Cash and cash equivalents totaled $56.5 million and $49.2 million at December 31, 2011 and December 31, 2010, respectively.

The following table summarizes our cash flows from (used in) operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(80,471)	$(71,952)	$(32,361)
Investing activities	(617)	(3,442)	(2,057)
Financing activities	88,441	79,655	65,104

Increase in cash and cash equivalents	$7,353	$4,261	$30,686

Operating Activities. Net cash used in operating activities was $80.5 million, $72.0 million and $32.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used for the year ended December 31, 2011 primarily reflects the use of $75.9 million for operations (excluding non-cash items), which includes personnel-related costs, research and development costs for Zohydro and Relday, sales and marketing expenses for Sumavel DosePro, and other professional services. Net cash used for the year ended December 31, 2011 also includes $4.6 million used for other working capital purposes. Net cash used for the year ended December 31, 2010 primarily reflects expenditures relating to the commercial sale of Sumavel DosePro, personnel-related costs, third-party supplier expenses and professional fees. Net cash used for the year ended December 31, 2009 primarily reflects expenditures related to testing and manufacturing development of Sumavel DosePro, personnel-related costs, third-party supplier expenses and professional fees.

Investing Activities. Net cash used in investing activities was $0.6 million, $3.4 million, and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.5 million to $1.0 million in 2012. These planned capital expenditures primarily relate to further investments in our manufacturing operations in support of the sound enhancement version of the DosePro technology expected to be commercially available in 2013 and toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash provided by financing activities was $88.4 million, $79.7 million and $65.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash provided by financing activities for the year ended December 31, 2011 relates to net proceeds received from the issuance of common stock in our follow-on public offering of $57.9 million, the net proceeds received in connection with our Cowen Financing agreement of $28.1 million, net proceeds received from our $10.0 million revolving credit facility of $1.5 million, net proceeds from the issuance of common stock in connection with our Cowen Financing agreement of $1.4 million, proceeds from the issuance of common stock purchased through our Employee Stock Purchase Plan of $0.3 million, offset by payments on borrowings of debt of $0.8 million. Net cash provided by financing activities for the year ended December 31, 2010 relates to $51.7 million in net proceeds received in connection with our initial public offering, $31.1 million in net proceeds received in connection with the amended Oxford loan agreement, $15.0 million in proceeds received in connection with the 2010 Notes, offset by principal repayments made of $18.1 million on our outstanding debt facilities. Net cash provided by financing activities for the year ended December 31, 2009 relates to $14.8 million in proceeds received in connection with the 2009 Notes and $54.9 million in net proceeds received in connection with our Series B convertible preferred stock financing offset by $4.7 million in principal repayments on our outstanding debt facilities.

Our sources of liquidity include our cash balances, cash receipts from the sale of Sumavel DosePro and our debt facilities. As of December 31, 2011, we had $56.5 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) entering into a co-promotion agreement for Sumavel DosePro; (ii) entering into a commercialization agreement for Zohydro or a licensing arrangement on our DosePro technology, (iii) equity, debt or other financing or (iv) leveraging our sales force capacity to promote a new product.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through December 31, 2011, we received aggregate net cash proceeds of approximately $274.8 million from the sale of shares of our preferred and common stock, the issuance of notes and payments from collaborators. Although we will continue to be opportunistic in our efforts to obtain cash, there is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable. In addition, as a result of our outstanding loan with Oxford and SVB and our Cowen Financing agreement, our ability to engage in debt financing transactions is subject to certain limitations and certain debt financing transactions, if consummated, may accelerate our repayment obligations to Oxford and SVB and Cowen Royalty.

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

As described above, under our amended Oxford/SVB loan agreement, we are subject to financial covenants and other covenants and obligations under that agreement. Likewise, the amended Oxford/SVB loan agreement permits the lenders to demand the immediate repayment of all borrowings and other amounts outstanding thereunder if, among other customary events of default, the lender determines, in its sole discretion that a material adverse change with respect to us has occurred. As noted above, we have agreed to specified positive and negative covenants under the Cowen Financing agreement and upon a termination by Cowen Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the payments received by Cowen Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

If we fail to pay amounts owing under either the amended Oxford/SVB loan agreement or the Cowen Financing agreement when due, if we breach our other covenants or obligations under either of these agreements, or if other events of default under either of these agreements occur, the applicable lenders would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2009, 2010, 2011 and 2012 we were required to obtain amendments or waivers under our credit facilities.

We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product and, if approved, product candidates. We expect our development and commercialization expenses to be substantial and to increase over the next few years as we continue to grow the Sumavel DosePro brand and continue to advance our Zohydro product potentially through commercialization and initiate clinical development of Relday.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2011, together with estimated future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. There can be no assurance that we will be able to raise additional funds from any of these sources on terms we deem acceptable, or at all. In addition, future issuance of equity, convertible or other equity-linked securities could materially dilute the ownership interests of holders of our common stock and additional debt financing could result in a material increase in the amount of cash necessary to fund debt service payments and also could require that we comply with financial and other covenants that limit our flexibility and operations. In addition, the fact that we have pledged substantially all of our assets to secure our existing loan facilities will likely increase the cost, perhaps substantially, of any additional debt financing we may obtain or prevent us from obtaining additional debt financing altogether.

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Debt obligations (1)	$60,151	$15,868	$14,283	$20,000	$10,000
Debt interest (2)	4,712	2,487	2,225	0	0
Operating lease obligations (3)	3,422	1,448	1,561	413	0
Co-Promotion marketing & promotional expenses (4)	103	103	0	0	0
Co-Promotion tail payments (5)	5,291	0	5,291	0	0
Purchase obligations (6)	20,608	10,279	7,329	2,000	1,000

Total	$94,287	$30,185	$30,689	$22,413	$11,000

(1)	Represents principal payments due in each period on our loan and security agreement with Oxford and SVB and outstanding balances under our revolving credit facility with Oxford and SVB. Also includes annual payments under the Cowen Financing agreement, which occur on January 1 of 2015, 2016 and 2017.
(2)	Includes the interest on regular scheduled debt payments to Oxford and SVB at an annual rate of 12.06%.
(3)	Includes the minimum rental payments for our San Diego, California office pursuant to a lease entered into in October 2009 and expiring, as extended, in 2012. Also includes the minimum rental payments for our Emeryville, California office pursuant to a lease entered into in July 2007 and expiring, as extended, in September 2015. Also includes the rental payments for a fleet of up to 95 vehicles pursuant to a lease entered into in August 2009. Each vehicle has a lease term of 36 months.
(4)	Represents our portion of the shared marketing and promotional costs as agreed between us and Astellas for joint promotional efforts for Sumavel DosePro through March 31, 2012, which is the termination date of the agreement.
(5)	Represents the two annual tail payments due to Astellas for the termination of our co-promotion agreement in March 2012, which occur in July 2013 and July 2014.
(6)	Primarily represents non-cancellable purchase orders for the production of key components of Sumavel DosePro, a minimum manufacturing fee payable to Patheon UK Limited, our contract manufacturing organization, and a minimum annual spend in external expenses for the development of Relday.

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

Under our license agreement with Alkermes we may be required to pay up to $3.75 million in total future milestone payments with respect to Zohydro, depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $1.0M upon submission of the first NDA to the FDA, and a payment of $0.8 million upon successful completion of FDA pre-approval inspection of the manufacturing facility. In addition, if Zohydro is approved, we will be required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

Under our licensing agreement with Durect we are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. In addition, we are required to pay Durect a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis, and we are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights. Further, until an NDA for Relday has been filed in the US, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012.

Under our Cowen Financing agreement we are obligated to pay to Cowen Royalty revenue interest on product sales between 5% and 0.5%, depending upon the level of product sales made. Upon termination of our co-promotion agreement with Astellas on March 31, 2012, the revenue interest rate will increase to 5.75%, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We will now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption of this guidance did not have a material impact on our results of operations for the year ended December 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2011 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Our $10.0 million revolving credit facility with Oxford and SVB bears interest at the greater of 3.29% above SVB’s prime rate or 7.29%. As of December 31, 2011, we had $5.1 million outstanding on this revolving credit facility.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the twelve months ended December 31, 2011, approximately $31.7 million (based on exchange rates as of December 31, 2011) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the twelve months ended December 31, 2011 would have resulted in approximately $1.5 million or $1.7 million in gains or losses, respectively. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-36.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will not be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .

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

1. Financial Statements. The following consolidated financial statements of Zogenix, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2011, 2010 and 2009. All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zogenix, Inc.

We have audited the accompanying consolidated balance sheets of Zogenix, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zogenix, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and lack of sufficient working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Diego, California

March 12, 2012

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands, except Par Value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$56,525	$49,172
Trade accounts receivable, net	4,913	4,474
Inventory, net	16,251	18,293
Prepaid expenses and other current assets	2,210	2,251

Total current assets	79,899	74,190
Property and equipment, net	14,590	15,434
Other assets	6,151	4,644

Total assets	$100,640	$94,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,168	$5,580
Accrued expenses	11,093	9,439
Accrued compensation	3,805	3,604
Revolving credit facility	5,081	3,449
Long-term debt, current portion	9,758	3,519
Deferred revenue, current portion	8,462	9,973

Total current liabilities	43,367	35,564
Long-term debt, less current portion	42,070	19,934
Deferred revenue, less current portion	0	9,376
Other long-term liabilities	5,891	660

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2011 and 2010, respectively; 65,369 and 34,017 shares issued and outstanding at December 31, 2011 and 2010, respectively.	65	34
Additional paid-in capital	291,252	226,802
Accumulated deficit	(282,005)	(198,102)

Total stockholders’ equity	9,312	28,734

Total liabilities and stockholders’ equity	$100,640	$94,268

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Net product revenue	$30,411	$19,069	$0
Contract revenue	7,165	4,373	0

Total revenue	37,576	23,442	0

Operating expenses:
Cost of sales	19,293	12,846	0
Royalty expense	1,205	843	0
Research and development	33,043	28,643	21,438
Selling, general and administrative	60,459	51,270	14,102

Total operating expenses	114,000	93,602	35,540

Loss from operations	(76,424)	(70,160)	(35,540)

Other income (expense):
Interest income	37	5	10
Interest expense	(7,644)	(10,013)	(9,188)
Change in fair value of warrant liability	445	6,725	(755)
Change in fair value of embedded derivatives	(240)	0	0
Other expense	(86)	(111)	(416)

Total other income (expense)	(7,488)	(3,394)	(10,349)
Loss before income taxes	(83,912)	(73,554)	(45,889)

Provision for income tax benefit (expense)	9	(10)	0

Net loss	$(83,903)	$(73,564)	$(45,889)

Net loss per share, basic and diluted	$(1.96)	$(17.63)	$(40.97)

Weighted average shares outstanding, basic and diluted	42,712	4,173	1,120

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands, except Per Share Amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	77,891	$76,955	0	$0	1,346	$1	$1114	$(78,649)	$(77,534)
Net loss and comprehensive loss	0	0	0	0	0	0	0	(45,889)	(45,889)
Issuance of Series B convertible preferred stock for cash at $1.10 per share, net of issuance costs of $774	0	0	50,636	54,930	0	0	0	0	0
Issuance of Series B convertible preferred stock from conversion of convertible notes, net of issuance costs of $30	0	0	13,871	15,228	0	0	0	0	0
Beneficial conversion feature from issuance of convertible notes	0	0	0	3,009	0	0	0	0	0
Issuance of warrants for Series B convertible preferred stock	0	0	0	(810)	0	0	0	0	0
Issuance of common stock in conjunction with exercise of stock options	0	0	0	0	98	0	97	0	97
Stock-based compensation	0	0	0	0	0	0	1,026	0	1,026

Balance at December 31, 2009	77,891	76,955	64,507	72,357	1,444	1	2,237	(124,538)	(122,300)
Net loss and comprehensive loss	0	0	0	0	0	0	0	(73,564)	(73,564)
Issuance of common stock from initial public offering, net of issuance costs of $6,013	0	0	0	0	14,436	14	51,719	0	51,733
Conversion of convertible preferred stock to common stock at initial public offering	(77,891)	(76,955)	(64,507)	(72,357)	14,240	14	149,298	0	149,312
Issuance of common stock from conversion of convertible notes, net of issuance costs of $18	0	0	0	0	3,874	5	15,472	0	15,477
Beneficial conversion feature from issuance of convertible notes	0	0	0	0	0	0	4,696	0	4,696
Conversion of warrants from warrants for preferred stock to warrants for common stock	0	0	0	0	0	0	743	0	743
Issuance of common stock in conjunction with exercise of stock options	0	0	0	0	0	0	71	0	71
Vesting of early exercised stock options	0	0	0	0	23	0	59	0	59
Stock-based compensation	0	0	0	0	0	0	2,507	0	2,507

Balance at December 31, 2010	0	0	0	0	34,017	34	226,802	(198,102)	28,734
Net loss and comprehensive loss	0	0	0	0	0	0	0	(83,903)	(83,903)
Issuance of common stock from secondary offering, net of issuance costs of $3,564	0	0	0	0	30,712	31	57,828	0	57,859
Issuance of common stock from financing agreement at $3.86 per share, net of issuance costs of $96	0	0	0	0	389	0	1,404	0	1,404
Issuance of common stock in conjunction with exercise of stock options	0	0	0	0	67	0	92	0	92
Issuance of common stock from ESPP purchase	0	0	0	0	172	0	263	0	263
Issuance of common stock warrants	0	0	0	0	0	0	39	0	39
Release of restricted stock units	0	0	0	0	12	0	0	0	0
Vesting of early exercised stock options	0	0	0	0	0	0	15	0	15
Stock-based compensation	0	0	0	0	0	0	4,809	0	4,809

Balance at December 31, 2011	0	$0	0	$0	65,369	$65	$291,252	$(282,005)	$9,312

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(83,903)	$(73,564)	$(45,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,809	2,507	1,026
Depreciation and amortization	1,584	1,428	1,017
Amortization of debt issuance costs and non-cash interest	1,793	1,582	4,297
Change in fair value of warrant liability	(445)	(6,725)	755
Change in fair value of embedded derivatives	240	0	0
Beneficial conversion feature from issuance of convertible notes	0	4,696	3,009
Loss on disposal and impairment of property and equipment	0	2	11
Changes in operating assets and liabilities:
Trade accounts receivable	(439)	(4,474)	0
Inventory	2,042	(5,133)	(13,160)
Prepaid expenses and other current assets	24	537	(1,769)
Other assets	(187)	(3,976)	(176)
Accounts payable and accrued expenses	4,955	10,866	(396)
Deferred rent	(57)	(48)	(86)
Deferred revenue	(10,887)	350	19,000

Net cash used in operating activities	(80,471)	(71,952)	(32,361)

Investing activities:
Purchases of property and equipment	(617)	(3,442)	(2,057)

Net cash used in investing activities	(617)	(3,442)	(2,057)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	59,527	51,733	0
Proceeds from issuance of convertible preferred stock, net of issuance costs	0	0	54,930
Proceeds from convertible notes, net of issuance costs	0	14,957	14,770
Proceeds from borrowings of debt and revolving credit facility, net of issuance costs	39,124	31,072	0
Payments on borrowings of debt	(825)	(18,178)	(4,691)
Payments on revolving credit facility	(9,477)	0	0
Proceeds from exercise of common stock options	92	71	95

Net cash provided by financing activities	88,441	79,655	65,104

Net increase in cash and cash equivalents	7,353	4,261	30,686
Cash and cash equivalents at beginning of period	49,172	44,911	14,225

Cash and cash equivalents at end of period	$56,525	$49,172	$44,911

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,186	$2,403	$1,894

Noncash investing and financing activities:
Warrants issued in connection with debt	$866	$0	$0

Embedded derivatives related to debt	$605	$0	$0

Purchase of property and equipment in accounts payable	$123	$126	$213

Vesting of early exercised stock options	$15	$59	$54

Conversion of convertible preferred stock to common stock at initial public offering	$0	$149,312	$0

Conversion of convertible notes and related interest to common stock, net of issuance costs	$0	$15,477	$0

Reclassification of convertible preferred stock warrants to common stock warrants	$0	$743	$0

Acquisition of leasehold paid by landlord	$0	$305	$0

Conversion of convertible notes and related interest to convertible preferred stock, net of issuance costs	$0	$0	$15,258

Warrants issued in connection with debt and convertible preferred stock	$0	$0	$3,819

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Management expects operating losses and negative cash flows to continue for at least the next several years as the Company continues to incur costs related to the continued development of its product candidates and commercialization of its approved product. Management may pursue opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. There can be no assurance that the Company will be able to obtain any source of financing on acceptable terms, or at all. If the Company is unsuccessful in raising additional required funds, it may be required to significantly delay, reduce the scope of or eliminate one or more of its development programs or its commercialization efforts, or cease operating as a going concern. The Company also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that it would otherwise seek to develop or commercialize itself on terms that are less favorable than might otherwise be available.

On June 30, 2011, the Company amended certain terms of its loan agreement with Oxford Finance LLC, as successor in interest to Oxford Finance Corporation (Oxford), and Silicon Valley Bank (SVB) including the deferral of principal repayment to commence on February 1, 2012 (see note 6). Concurrent to the amendment of the Oxford and SVB loan agreement, the Company entered into equity and royalty financing agreements with Cowen Healthcare Royalty Partners II, L.P. (Cowen Royalty) pursuant to which the Company committed to borrow $30,000,000 from Cowen Royalty and to sell $1,500,000 of its common stock for $29,484,000 in net proceeds. The Cowen Royalty equity and royalty financing closed on July 18, 2011 (see note 6).

On September 21, 2011, the Company completed a follow-on public offering (Offering) of common stock pursuant to a Registration Statement that was declared effective on September 15, 2011. In the Offering, the Company sold 30,000,000 shares of its common stock, at a price of $2.00 per share. The underwriters were granted an option to purchase up to 4,500,000 additional shares of common stock at $2.00 per share. A total of 711,566 shares were sold pursuant to the option to purchase additional shares on October 4, 2011. As a result of the Offering, the Company raised a total of $57,859,000 in net proceeds after deducting underwriting discounts and commissions of $2,586,000 and offering expenses of $978,000. These costs have been recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital.

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

Restricted Cash

In December 2009, the Company issued a letter of credit for $200,000 in connection with another operating lease. The letter of credit is collateralized by a certificate of deposit in the same amount. Restricted cash of $200,000 at December 31, 2011 and 2010 is included in other assets on the consolidated balance sheet.

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount net of allowances for cash discounts for prompt payment. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded an allowance of $127,000 at December 31, 2011. The Company did not record an allowance for doubtful accounts at December 31, 2010. The need for bad debt allowance is evaluated each reporting period.

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses (excluding warrant liability and the two annual Astellas tail payments), accrued compensation, borrowings under the revolving credit facility, and current portion of long-term debt, included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The long-term liability for the two annual tail payments due to Astellas for the termination of the Company’s co-promotion agreement were measured at fair value using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Cowen Royalty.

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

We classify our cash equivalents within Level 1 of the fair value hierarchy because we value our cash equivalents using quoted market prices. We classify our common stock warrant liability and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2011
Assets
Money market fund shares (1)	$49,752	0	0	$49,752

Liabilities
Common stock warrant liability (2)	$0	0	345	$345
Embedded derivative liabilities (3)	$0	0	845	$845

At December 31, 2010
Assets
Money market fund shares (1)	$42,615	0	0	$42,615

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheet.
(2)	Common stock warrants measured at fair value using the Black-Scholes option pricing valuation model are included as a component of accrued expenses on the consolidated balance sheet. The assumptions used in the Black-Scholes option pricing valuation model were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation to not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time.
(3)	Embedded derivative liabilities measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheet. The assumptions used in the discounted cash flow valuation models include: (a) management’s revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Cowen Royalty receiving revenue interest payments over the term of the agreement; (c) probability of bankruptcy; (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; (e) the probability of a change in control occurring during the term of the Cowen Royalty financing agreement; and (f) the probability of an exercise of the embedded derivative instruments.

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the years ended December 2011 and 2010 (in thousands):

	Convertiable Preferred Stock Warrant Liability	Common Stock Warrant Liability	Embedded Derivative Liabilities
Balance at December 31, 2009	$5,041	$0	$0
Issuance	2,427	0	0
Reclassification of convertible preferred stock warrants to common stock warrants	(743)	0	0
Changes in fair value	(6,725)	0	0

Balance at December 31, 2010	0	0	0
Issuance	0	790	605
Changes in fair value	0	(445)	240

Balance at December 31, 2011	$0	$345	$845

Changes in fair value of the liabilities shown in the table above are recorded through a change in fair value of warrant liability and change in fair value of embedded derivatives in other income (expense) in the consolidated statements of operations.

Concentration of Credit Risk, Sources of Supply and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds and that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, the Company has established guidelines regarding the diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

The Company sells its products primarily to established wholesale distributors and retailers in the pharmaceutical industry. Three wholesale pharmaceutical distributors individually comprised 46.0%, 34.9% and 10.9% of the Company’s total gross sales of Sumavel DosePro for the year ended December 31, 2011. Approximately 89.5% of the trade accounts receivable balance as of December 31, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded an allowance of doubtful accounts of $127,000 at December 31, 2011. The Company did not record an allowance for doubtful accounts at December 31, 2010.

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

Astellas Pharma US, Inc. (Astellas) provides a significant amount of funding for the advertising and promotional costs for Sumavel DosePro and co-promotes the product in the United States. See Note 3 for more detailed information regarding this collaboration and its upcoming termination on March 31, 2012.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were immaterial charges as a result of impairment losses through December 31, 2011.

Warrants for Common Stock and/or Convertible Preferred Stock

In accordance with accounting guidance for warrants for shares in redeemable securities or warrants that could be settled for cash, the Company classifies warrants for common stock and/or convertible preferred stock as liabilities on the consolidated balance sheet. The Company adjusts the carrying value of these stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liability in the consolidated statement of operations.

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

Product Revenue

The Company sells Sumavel DosePro product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively the Company’s customers, subject to rights of return. Prior to the third quarter of 2011, Sumavel DosePro had a limited sales history, and the Company could not reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on product shipments of Sumavel DosePro until the right of return no longer existed, which occurred at the earlier of the time Sumavel DosePro units were dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data.

Beginning in the third quarter of 2011, the Company began recognizing Sumavel DosePro product sales at the time title transfers to its customer, and providing for an estimate of future product returns at that time. The Company believes that its estimated product return allowances for Sumavel DosePro require a high degree of judgment and are subject to change based on the Company’s experience and certain quantitative and qualitative factors. Sumavel DosePro currently has a shelf life of 24 months from the date of manufacture. The Company accepts unused product from their customers that are within six months before and up to one year after its expiration date for a credit at the then-current wholesaler acquisition cost (WAC), reduced by a nominal fee for processing the return. The Company’s initial product inventories reached expiration in 2011.

The Company has monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2011 included a disproportionately high amount of returns from a single retail chain. In addition, the Company has also experienced a high level of returned product from the Company’s initial launch stocking initiatives. The Company may experience higher levels of returns upon the termination of the co-promotion agreement with Astellas on March 31, 2012 due to fall-off of prescription demand in territories that may no longer be supported with direct promotional efforts. The Company considered these factors as well as the dating of product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate its exposure for returned product. Based on the Company’s analysis, the Company increased the estimate for Sumavel DosePro product returns resulting in an adjustment of $2,180,000, which decreased net product sales in the fourth quarter of 2011. The Company recorded a total decrease to net product sales of $4,394,000 related to actual product returns and estimated future product returns for the twelve months ended December 31, 2011. Because of the shelf life of Sumavel DosePro and the Company’s return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

In connection with the change in the timing of recognition of product sales, previously reported deferred product revenues of $729,000 and deferred cost of sales of $237,000 as of June 30, 2011 have been recognized as product revenue and cost of sales in 2011.

The Company permits certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of the Company’s product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of December 31, 2011, wholesale distributors reported approximately three weeks of our product on hand.

The Company recognized $30,411,000 and $19,069,000 in Sumavel DosePro product revenue for the years ended December 31, 2011 and 2010, respectively, which was net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates, patient discount programs and product returns, as applicable. The Company had a deferred product revenue balance of $0 and $3,722,000 at

December 31, 2011 and December 31, 2010, respectively, for Sumavel DosePro product shipments, which was net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs.

Sumavel DosePro is also sold to third parties that license the rights to market and sell the product in territories outside of the United States. Under these arrangements, Sumavel DosePro is sold at a specified transfer price with the right of return available for damaged goods upon receipt or in the event of a recall. All risk for retail and wholesaler fees and discounts, collectability of customer receivables, customer returns and expiration of the product remain with the licensee. As such, the Company recognizes revenues for product sales under license arrangements upon acceptance of the product (generally at point of shipment). The Company also receives royalties on net sales of Sumavel DosePro at a predetermined rate as a pass through of royalties payable to Aradigm. For the years ended December 31, 2011 and 2010 the Company recognized $0 and $422,000, respectively, in revenue for sales to third parties that license the rights to market and sell the product in territories outside of the Unites States. The Company recognized an immaterial amount of royalty revenues related to these third party sales for the year ended December 31, 2011, and no royalty revenues for the year ended December 31, 2010.

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

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants, milestone payments, license fees, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval. The Company received FDA approval for Sumavel DosePro in July 2009, after which it began capitalizing costs as inventory related to the production of Sumavel DosePro, including the cost of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs.

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

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $4,559,000, $4,308,000 and $1,072,000 in advertising costs for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the Company capitalized advertising costs of $26,000 and $93,000 in prepaid and other current assets, respectively.

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

Foreign Currency Transactions

Gains or losses resulting from transactions denominated in foreign currencies are included in other expense in the consolidated statements of operations. The Company recorded losses from foreign currency transactions in other expense of $86,000, $111,000 and $416,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. As of December 31, 2011, there were no outstanding equity awards with market or performance conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator
Net loss	$(83,903)	$(73,564)	$(45,889)
Denominator
Weighted average common shares outstanding	42,715	4,267	1,359
Weighted average shares subject to repurchase	(3)	(94)	(239)

Weighted average shares outstanding, basic and diluted	42,712	4,173	1,120

Basic and diluted net loss per share	$(1.96)	$(17.63)	$(40.97)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Year Ended December 31,
	2011	2010	2009
Convertible preferred stock	0	0	14,240
Convertible preferred stock warrants	0	0	1,389
Common stock warrants	508	257	0
Common stock subject to repurchase	0	15	190
Common stock options and restricted stock units	3,517	1,479	808

	4,025	1,751	16,627

Segment Reporting

Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on VSOE, if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company will now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. The adoption of this guidance did not have a material impact on the Company’s results of operations for the year ended December 31, 2011.

In March 2010, the FASB Emerging Issues Task Force (EITF) ratified a new accounting standard which amends guidance on the milestone method of revenue recognition. The EITF concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. The Company evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. This standard allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied prospectively for milestones achieved after the adoption date or retrospectively for all periods presented. The Company adopted this guidance on January 1, 2011 on a prospective basis. Adoption of this guidance did not have a material impact on the Company’s results of operations.

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

3.	Collaboration, License and Purchase Agreements

Durect Development and License Agreement

On July 11, 2011, the Company entered into a development and license agreement with Durect Corporation (the License Agreement). Under the License Agreement, the Company is responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with the Company’s DosePro® needle-free, subcutaneous drug delivery system. Durect is responsible for non-clinical, formulation and chemistry, manufacturing and controls development. Durect will be reimbursed by the Company for its research and development efforts on the product.

The Company paid a non-refundable upfront fee to Durect of $2,250,000, which was recorded as research and development expenses in the consolidated statement of operations during the year ended December 31, 2011.

The Company is obligated to pay Durect up to $103,000,000 in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. The Company is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the US, we are obligated to spend no less than $1,000,000 in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, the Company will continue to pay royalties on annual net sales of the product at a reduced rate for so long as the Company continues to sell the product in the jurisdiction. The Company is also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

Durect retains the right to terminate the License Agreement with respect to specific countries if the Company fails to advance the development of the product in such country within a specified period, either directly or through a sublicensee. In addition, either party may terminate the License Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. The Company may terminate the License Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitory board or other similar body alleging significant concern regarding a patient safety issue and, as a result, the Company believes the long-term viability of the product would be seriously impacted. The Company may also terminate the License Agreement with or without cause, at any time upon prior written notice.

Astellas Pharma US, Inc. Co-Promotion Agreement

In July 2009, the Company entered into the Co-Promotion Agreement with Astellas. Under the terms of the agreement, the Company granted Astellas the co-exclusive right (with the Company) to market and sell Sumavel DosePro in the United States (excluding Puerto Rico and the other territories and possessions of the United States) until June 30, 2013. Under the agreement, both Astellas and the Company were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro during the term. In December 2010, the Company entered into an amendment to the Co-Promotion agreement with Astellas, or the amended Co-Promotion agreement, whereby the agreement will terminate on March 31, 2012. The Company is responsible for the manufacture, supply, and distribution of commercial product for sale in the United States. In addition, the Company will supply product samples to Astellas, and Astellas pays the Company for such samples, at an agreed upon transfer price.

In connection with the execution of the Co-Promotion Agreement, Astellas made a non-refundable up-front payment of $2,000,000 and agreed to make an additional $18,000,000 of payments to the Company upon the achievement of a series of milestones. Through December 31, 2010, Astellas paid a total of $20,000,000 in proceeds to the Company. In consideration for Astellas’ performance of its commercial efforts, the Company is required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to primary care physicians, OB/GYNs, emergency medicine physicians, and urologists in the United States (Astellas Segment). Astellas is not compensated for Sumavel DosePro sales to neurologists, any other prescribers not included in the Astellas Segment or for non-retail sales. In addition, upon completion of the Co-Promotion term, in March 2012, the Company will be required to pay Astellas two additional annual tail payments in July 2013 and July 2014 calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the twelve months ending March 31, 2012.

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company identified the deliverables in the Co-Promotion Agreement and divided them into separate units of accounting as follows: (i) co-exclusive right to promote Sumavel DosePro combined with the manufacturing and supply of commercial and sample product and (ii) sales support of Sumavel DosePro. The Company concluded both units of accounting require recognition ratably through the term of the Co-Promotion Agreement beginning with the date of the launch of Sumavel DosePro (January 2010) through June 30, 2013. Consequently, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations over the term of the Co-Promotion Agreement. For the years ended December 31, 2011 and 2010, the Company recognized $7,165,000 and $4,373,000, respectively, of contract revenue. As of December 31, 2011 and December 31, 2010, the remaining balance of these payments in deferred revenue was $8,462,000 and $15,627,000, respectively.

On December 20, 2011, the Company amended the Co-Promotion Agreement with Astellas to terminate the agreement on March 31, 2012. The Company will be required to make two annual tail payments to Astellas, estimated as a total of $5,291,000, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. As of December 31, 2011, tail payment liability was $4,016,000. An immaterial amount of related interest expense was recognized during the year ended December 31, 2011.

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company determined that there was no change in the deliverables or units of accounting identified in the Co-Promotion Agreement upon amendment in December 2011. The Company further concluded that the remaining deferred revenue balance of $9,561,000 should be recognized ratably through the amended term of the Co-Promotion Agreement. This acceleration in the recognition of these contract proceeds resulted in the recognition of an additional $914,000 of contract revenue during the year ended December 31, 2011.

Further, under the terms of the amended Co-Promotion Agreement, Astellas will contribute its agreed portion of marketing expenses through March 31, 2012, and will continue to earn a service fee based on product sales to the Astellas Segment during that period. The Company will no longer pay service fees to Astellas for sales of Sumavel DosePro beginning in the second quarter of 2012. Additionally, beginning in the second quarter of 2012, the Company’s sales force will assume full responsibility for the commercialization and the continued marketing of Sumavel DosePro, expanding their focus to include headache specialists, neurologists and primary care physicians in the United States.

Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses, inclusive of the estimated cost of the tail payments owed upon the termination of the agreement.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized shared marketing expense of $1,663,000, $3,853,000, and $2,213,000, respectively, under the Co-Promotion Agreement. For the years ended December 31, 2011, 2010 and 2009, the Company incurred $6,657,000 (excluding the $4,016,000 tail payments), $3,660,000 and $0 in service fee expenses.

Desitin Arzneimittel GmbH Licensing and Distribution Agreement

In March 2008, the Company entered into a licensing and distribution agreement with Desitin Arzneimittel GmbH (Desitin), a private German pharmaceutical company focused on the development, manufacturing and distribution of products for the treatment of central nervous system disorders. Under the terms of the agreement, the Company licensed to Desitin the exclusive development and commercialization rights to Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. Desitin will oversee, and be responsible for the expenses related to, all clinical development, regulatory approval and commercialization efforts required to market Sumavel DosePro in the territories in which Desitin elects to develop and market Sumavel DosePro. The Company has agreed to manufacture and supply the product to Desitin for commercial sale. Desitin has agreed to pay the Company a specified transfer price for commercial product and a low single-digit percentage royalty on net sales of the product. In November 2010, Desitin received regulatory approval for the commercialization of Sumavel DosePro in Denmark. It received subsequent approvals in Germany, Sweden, the United Kingdom, Norway and France. In connection with such approvals and in anticipation of launch in those markets, the Company recognized $0 and $422,000 in revenue for sales to Desitin for the years ended December 31, 2011 and 2010, respectively. Under the terms of the agreement, Desitin does not have the right to return product that it has purchased.

Alkermes License Agreement (formerly Elan Pharma International Limited)

In November 2007, the Company entered into a License Agreement with Alkermes Plc, or Alkermes, which was amended in September 2009. Under the terms of this License Agreement, Alkermes granted the Company an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Alkermes, to certain Alkermes intellectual property rights related to the Company’s Zohydro product candidate. The License Agreement grants the Company the exclusive right under certain Alkermes patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enables the Company to exclusively develop and sell Zohydro in the United States. Alkermes has retained the exclusive right to take action in the event of infringement or threatened infringement by a third party of Alkermes’ intellectual property rights under the License Agreement. The Company has the right to pursue an infringement claim against the alleged infringer should Alkermes decline to take or continue an action.

Under the terms of the License Agreement, the Company and Alkermes agreed that, subject to the future negotiation of a commercial manufacture and supply agreement, Alkermes, or an affiliate of Alkermes, will have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro to the Company under agreed upon financial terms.

Alkermes also granted to the Company, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to the Company, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.

Under the License Agreement, the Company paid an upfront fee of $500,000 to Alkermes, which was recorded as research and development expense. The Company paid an additional payment in the amount of $750,000 to Alkermes in August 2011 in connection with the completion of the treatment phase of the

Company’s pivotal efficacy Phase 3 clinical trial, Study 801, which was recorded as research and development expense. The Company may be obligated to pay Alkermes up to $3,750,000 in total future milestone payments with respect to Zohydro depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $1,000,000 upon submission of the first NDA to the FDA, which we expect to occur early in the second quarter of 2012, and a payment of $750,000 upon successful completion of an FDA pre-approval inspection of the Company’s manufacturing facility. In addition, if Zohydro is approved, the Company will be required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

The Company is also required to pay a mid single-digit percentage royalty on net sales of the product for an initial royalty term equal to the longer of the expiration of Alkermes’ patents covering the product in the United States, or 15 years after commercial launch, if Alkermes does not have patents covering the product in the United States. After the initial royalty term, the License Agreement will continue automatically for three-year rolling periods during which the Company will continue to pay royalties to Alkermes on net sales of the product at a reduced low single-digit percentage rate in accordance with the terms of the License Agreement.

Either party may terminate the License Agreement upon a material, uncured default or certain insolvency events of the other party or upon 12 months’ written notice prior to the end of the initial royalty term or any additional three-year rolling period. Alkermes may terminate the License Agreement in the event that the Company fails to meet specified development and commercialization milestones within specified time periods. The Company may terminate the License Agreement if the sale of Zohydro is prohibited by regulatory authorities, or if, despite commercially reasonable efforts, the Company is unable to obtain regulatory approval for Zohydro. The Company may also terminate the License Agreement, with or without cause, at any time upon six months’ written notice prior to NDA approval for Zohydro and at any time upon 12 months’ prior written notice after NDA approval for Zohydro.

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

The Company paid Aradigm $4,000,000 at the closing of the asset purchase and was required to make an additional $4,000,000 milestone payment to Aradigm upon the U.S. commercialization of Sumavel DosePro (which payment was made in February 2010). The Company is also required to pay a 3% royalty on global net sales of Sumavel DosePro, by the Company or one of the Company’s future licensees, if any, until the later of January 2020 or the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. The Company has recorded the second milestone payment as other assets in the consolidated balance sheet and is amortizing the milestone over the estimated life of the technology. For the years ended December 31, 2011 and 2010, the Company recorded $1,205,000 and $843,000, respectively, of expense related to the amortization of the milestone and royalties from net sales of Sumavel DosePro. The Company expects to record annual amortization expense of $286,000 during the years ended December 2012 through 2016, and $2,000,000 in amortization expense thereafter related to the amortization of the milestone.

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

4.	Consolidated Balance Sheet Details

Inventory, Net (in thousands)

	December 31,
	2011	2010
Raw materials	$5,260	$5,727
Work in process	7,338	6,454
Finished goods	3,653	4,861
Deferred costs	0	1,251

	$16,251	$18,293

Deferred costs represent the costs of product shipped for which recognition of revenue has been deferred.

Property and Equipment, Net (in thousands)

	December 31,
	2010	2010
Machinery, equipment and tooling	$11,902	$9,919
Construction in progress	5,416	6,735
Computer equipment and software	1,122	1,051
Furniture and fixtures	562	557
Leasehold improvements	780	780

Property and equipment, at cost	19,782	19,042
Less accumulated depreciation	(5,192)	(3,608)

	$14,590	$15,434

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,584,000, $1,428,000 and $1,017,000, respectively.

Other Assets (in thousands)

	December 31,
	2011	2010
Prepaid Aradigm royalty expense	$3,429	$3,714
Debt acquisition costs	1,432	113
Deposits	1,090	617
Restricted cash	200	200

	$6,151	$4,644

Accrued Expenses (in thousands)

	December 31,
	2011	2010
Accrued product returns	$2,446	0
Accrued discounts and allowances	2,153	813
Accrued interest expense	1,924	265
Accrued co-promotion service fee	1,615	1,190
Accrued clinical expense	945	3,629
Warrant liability	345	0
Accrued royalty expenses	303	286
Accrued sales and marketing expenses	153	286
Value added tax payable	0	989
Other accrued expenses	1,209	1,981

	$11,093	$9,439

Other Long-Term Liabilities (in thousands)

	December 31,
	2011	2010
Astellas tail payments	$4,016	$0
Embedded derivatives	845	0
Term loan final payment	642	203
Deferred Rent	303	360
Other long-term liabilities	85	97

	$5,891	$660

5.	Commitments

Operating Leases

In August 2008, the Company entered into a 20-month operating lease for office facilities in San Diego, California commencing on September 1, 2008. Monthly rental payments are adjusted on an annual basis, and the office lease expires, as extended, in April 2012. This space is used for general and administrative and sales and marketing operations and personnel.

The Company also leases office space for its supply chain and inventory management and research and product development operations in Emeryville, California under a non-cancelable operating lease that expires in November 2011. The base rent is subject to a 3.0% increase each year for the duration of the lease. Under the terms of the lease, as amended, the Company received an option to expand into additional space. The Company also received free rent for two months and a tenant improvement allowance of $305,000.

In August 2009, the Company entered an operating lease agreement to lease up to 95 vehicles. Each vehicle has a lease term of 36 months with a fixed monthly rental payment. As security for the vehicle leases, the lessor required a letter of credit for $200,000, which is collateralized by a certificate of deposit in the same amount.

The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $826,000, $839,000 and $799,000, respectively.

Future minimum lease payments as of December 31, 2011 are as follows (in thousands):

2012	$1,448
2013	834
2014	727
2015	413
2016 and thereafter	0

Total	$3,422

Manufacturing and Supply Agreements

The Company has a manufacturing services agreement with Patheon UK Limited (Patheon) for the aseptic capsule assembly, filling and inspection, final device assembly and purchasing of Sumavel DosePro, as well as other manufacturing and support services, which agreement expires on October 31, 2013. The Company has manufacturing and supply agreements with several third-party suppliers for the production of key components of Sumavel DosePro, which expire on various dates between 2012 and 2020. As of December 31, 2011, the Company has non-cancellable purchase orders for 2012 totaling approximately $3,656,000 under these arrangements. In addition, the Company is required to pay Patheon a monthly manufacturing fee of £303,200 or approximately $469,538 (based on the exchange rate as of December 31, 2011). As of December 31, 2011, the Company was committed to pay Patheon a total manufacturing fee of £6,670,400, or approximately $10,307,836 (based on the exchange rate as of December 31, 2011), which is payable monthly over the remaining 23 months of the Patheon manufacturing services agreement.

6.	Debt

Bridge Loans

In July 2010, the Company entered into a Note Purchase Agreement, pursuant to which the Company borrowed an aggregate of $15,000,000 from certain existing investors. Outstanding balances under the Note Purchase Agreement accrued interest at a rate of 8% per annum. The principal amount of the 2010 Notes and accrued interest thereon automatically converted into 3,873,756 shares of the Company’s common stock upon completion of the Company’s IPO at a conversion price equal to the Company’s IPO price of $4.00 per share.

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

Term Debt

In June 2008, the Company entered into and borrowed $18,000,000 under the Loan and Security Agreement with Oxford and CIT Healthcare LLC (the Oxford Agreement). The obligations under the Oxford Agreement were collateralized by personal property excluding certain intellectual property and all equipment pledged to secure the equipment financing described below. In July and October 2010, the Company amended and restated

the Oxford Agreement, and Oxford and SVB became party to the amended agreement. In June 2011, the Company entered into an amendment to the second amended and restated Oxford/SVB agreement (the Amended Oxford/SVB Agreement), which provided among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and the deferral of principal repayment to commence on February 1, 2012. In connection with entering into the Amended Oxford/SVB Agreement, the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of the Company’s common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The Amended Oxford/SVB Agreement consists of a $25,000,000 term loan and a $10,000,000 revolving credit facility. The obligations under the Amended Oxford/SVB Agreement are collateralized by the Company’s intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).

The Amended Oxford/SVB Agreement includes financial covenants requiring that the Company achieve, as of the last day of each month measured on a trailing three-month basis, actual revenue of at least a specified percentage of the Company’s projected revenue as provided to Oxford and SVB in the event the Company fails to maintain a liquidity ratio (defined, in general, as the ratio of (a) cash and cash equivalents deposited with SVB plus unused borrowing capacity under that agreement to (b) all debt, capital lease obligations and contingent obligations owed to the lenders) of 1.25 to 1.00. The Amended Oxford/SVB Agreement also includes a covenant that the audit report accompanying the Company’s year-end consolidated financial statements for fiscal year 2010 and thereafter not include a “going concern” qualification. In March 2012, the Company obtained a waiver from Oxford and SVB for the breach caused by the receipt of the 2011 audit report from our independent registered public accounting firm, which includes a modification of their standard report for the going concern uncertainty. The Amended Oxford/SVB Agreement also provides that an event of default will occur if, amoung other customary events of default as defined in the Amended Oxford/SVB Agreement, there is a material adverse change in the Company’s business, operations or condition (financial or otherwise) or material impairment in the prospects of the Company repaying any portion of its obligations under the Amended Oxford/SVB Agreement.

The $25,000,000 term loan bears an interest rate of 12.06% per annum. The monthly repayment schedule includes interest only payments through January 2012 followed by principal and interest payments for the subsequent 24 months. The term loan requires a final payment of $1,200,000, in addition to principal repayments, at the loan maturity date, which is January 1, 2014. The Company has the option to prepay the outstanding balance of the term loan in full, subject to the $1,200,000 final payment and a prepayment fee of either 2% or 3% of the principal amount prepaid depending upon when the prepayment occurs. The outstanding principal balance of the term loan as of December 31, 2011and 2010 is $25,000,000.

Under the terms of the revolving credit facility, the Company may borrow up to $10,000,000 based on eligible accounts receivable and inventory balances, as defined within the Amended Oxford/SVB Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, the Company pays a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. If the revolving credit facility is terminated, a nominal final payment is due depending upon when the termination occurs.

As of December 31, 2011 and 2010, the Company had $5,151,000 and $3,585,000, respectively, of outstanding principal under the revolving credit facility, and $4,849,000 and $6,415,000, respectively, was available for future borrowings to the extent of available borrowing base. As of December 31, 2011 and 2010, $5,081,000 and $3,449,000, respectively, is reflected on the consolidated balance sheet net of debt discounts related to the fees and warrants issued in connection with the Amended Oxford/SVB Agreement.

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

Cowen Royalty Financing Agreement

On July 18, 2011, the Company closed the royalty financing agreement (the Financing Agreement) with Cowen Royalty. Under the terms of the Financing Agreement, the Company borrowed $30,000,000 from Cowen Royalty (the Borrowed Amount) and the Company agreed to repay such Borrowed Amount together with a return to Cowen Royalty, as described below, out of the Company’s direct product sales, co-promotion revenues and out-license revenues (collectively, “Revenue Interest”) that the Company may record or receive as a result of worldwide commercialization of the Company’s products including Sumavel DosePro, Zohydro and other future products.

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

Under the Financing Agreement, the Company is obligated to pay to Cowen Royalty:

•

5% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (or 5.75% after the co-promotion agreement with Astellas is terminated on March 31, 2012, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination);

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

Cowen Royalty has the option to terminate the Financing Agreement at its election in connection with a change of control of the Company (which includes the sale, transfer, assignment or licensing of the Company’s rights in the United States to either Sumavel DosePro or Zohydro), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in the Company’s business), as defined in the Financing Agreement. Upon such a termination by Cowen Royalty, the Company is obligated to make a payment of a base amount of $45,000,000, or, if higher, an amount that generates a 17% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Cowen Royalty up to the date of prepayment.

The rights of the Company and Cowen Royalty to early terminate the Financing Agreement, as well the potential change in the Revenue Interest rate from 5% to 5.75% in connection with the early termination of the Astellas co-promotion agreement, met the definition of an embedded derivative at the closing of the Financing Agreement. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives was $605,000 at issuance and was included in other long-term liabilities.

As of December 31, 2011, the rights of the Company and Cowen Royalty to early terminate the Financing Agreement meet the definition of an embedded derivative. As the Company executed the amendment to co-promotion agreement with Astellas, which will terminate the agreement on March 31, 2012, the related embedded derivative has been derecognized, resulting in a $417,000 adjustment to the fair value of embedded derivatives for the year ended December 31, 2011. The Company determined the fair value of each derivative as of December 31, 2011 using various discounted cash flow valuation models, which resulted in a derivative liability of $845,000. The change in fair value of the embedded derivatives during the twelve months ended December 31, 2011 of $240,000 was included in other expenses.

The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Cowen Royalty of $790,000, fees payable to Cowen Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000. The Company has recognized other income (expense) in relation to the change in the fair value of the common stock warrant and embedded derivatives of $445,000 and $(240,000), respectively, for the year ended December 31, 2011in the statement of operations.

The following is a summary of all debt obligations recorded in current and long-term debt on the balance sheet at December 31, 2011 (in thousands):

	Revolver	Oxford /SVB	Cowen Royalty
Long-term debt, current portion	$5,151	$10,717	$0
Debt discount	(70)	(959)	0

Total long-term debt, current portion	$5,081	$9,758	$0

Long-term debt, less current portion	$0	$14,283	$30,000
Debt discount	0	(451)	(1,762)

Total long-term debt, less current portion	$0	$13,832	$28,238

Maturities of long-term debt as of December 31, 2011, are as follows (in thousands):

2012	$18,355
2013	14,130
2014	2,378
2015	10,000
2016	10,000
2017	10,000

Total minimum payments	64,863
Less amount representing interest	(4,712)

Present value of net minimum payments	60,151
Less unamortized discount	(3,242)

Total long-term debt	56,909
Less current portion	(14,839)

Long-term portion	$42,070

Interest expense related to long-term debt for the years ended December 31, 2011, 2010 and 2009 was $5,562,000, $4,727,000 and $2,712,000, respectively.

7.	Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2011 and 2010, there were no shares of convertible preferred stock issued or outstanding as all shares totaling 142,398,142 of preferred stock converted to 14,239,797 shares of common stock on a 10 for 1 basis upon completion of the IPO.

Under the Company’s amended and restated certificate of incorporation, as of December 31, 2011 and 2010, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value.

Common Stock

Under the Company’s amended and restated certificate of incorporation, as of December 31, 2011 and 2010, the Company is authorized to issue 100,000,000 shares of common stock with a $0.001 par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when declared by the board of directors and with the consent of Oxford/SVB as required under the Amended Oxford/SVB Agreement (only if dividends are not paid soley in capital stock), subject to the prior rights of holders of convertible preferred stock.

Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2011	2010
Stock options and restricted stock units outstanding	3,517	1,479
Warrants to purchase common stock	508	257
Shares authorized for future issuance under equity and purchase plans	1,681	2,721

	5,706	4,457

Common Stock Warrants

In June 2011, and in connection with entering into the Amended Oxford/SVB Agreement (see Note 6), the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2011.

In July 2011, upon the closing of and in connection with the Financing Agreement (see Note 6), the Company issued to Cowen Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date. The fair value of the warrant was approximately $345,000 as of December 31, 2011.

Convertible Preferred Stock Warrants

In connection with the execution of the Amended Oxford Agreement in July 2010, which was subsequently amended in October 2010, the Company issued warrants to Oxford and Silicon Valley Bank to purchase 1,145,455 and 445,455 shares, respectively, of Series B convertible preferred stock at an exercise price of $1.10 per share. The warrants expire in November 2015. In connection with the Company’s initial public offering in November 2010, these warrants were converted to 159,090 warrants for common stock at an exercise price of $11.00 per share.

In accordance with accounting guidance for warrants for shares in redeemable securities, the Company classified warrants for convertible preferred stock as liabilities on the consolidated balance sheet based on fair value and increases or decreases in the fair value of such warrants were recorded as other income (expense) in the consolidated statement of operations. Upon the closing of the IPO on November 29, 2010, all preferred stock converted into common stock. The warrants were converted into warrants to purchase common stock and reclassed from a liability to equity.

8.	Stock-Based Compensation

Stock Option Plans

During 2006, the Company adopted the 2006 Equity Incentive Award Plan (as amended, the 2006 Plan) under which 1,134,000 shares of common stock were reserved for issuance to employees, directors and consultants of the Company at December 31, 2011 and 2010. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2006 Plan is ten years.

Options granted pursuant to the 2006 Plan generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. The 2006 Plan allows the option holders to exercise their options early and acquire option shares, which are then subject to repurchase by the Company at the original exercise price of such options. At December 31, 2011 and 2010 there were zero and 15,000, respectively, of unvested shares of common stock issued to employees of the Company in connection with the early exercise of stock option grants which the Company has recorded as a liability in the accompanying consolidated balance sheets.

During 2010, the Company adopted the 2010 Equity Incentive Award Plan (the 2010 Plan). The 2010 Plan became effective immediately prior to the completion of the IPO. An initial 2,243,668 shares are reserved for issuance to employees, directors and consultants of the Company under the 2010 plan. The number of shares initially reserved were subsequently increased by the number of shares of common stock related to awards granted under the 2006 Plan that are repurchased, forfeited, expired or are cancelled on or after the effective date of the 2010 Plan. The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2010 Plan is ten years.

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

At December 31, 2011 and 2010, 1,103,579 and 2,220,717 shares of common stock were available for future issuance under the 2010 Plan, respectively.

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

During 2010, the Company adopted the 2010 Employee Stock Purchase Plan (The Purchase Plan), which allows employees to purchase shares of the Company’s common stock during a specified offering period. The purchase price is 85% of the lower of the closing price of the stock on the first day of the offering period or the closing price of the stock on the date of purchase. Eligible employees may elect to withhold up to 20% of their compensation during any offering period for the purchase of stock up to a maximum of 20,000 shares per purchase period. At December 31, 2011 and 2010, a total of 577,852 and 500,000 shares of common stock are reserved for issuance under the Purchase Plan, respectively. The length of the offering period is determined by the compensation committee and may be up to 27 months long. The first offering period under the Purchase Plan is from June 1, 2011 through May 31, 2012 with two purchase periods of six months each. A total of 172,148 shares were purchased under the Purchase Plan in November 2011.

Information with respect to the number and weighted average exercise price of stock options and restricted stock units under the 2006 and 2010 Plans is summarized as follows (number of shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,479	$3.35
Granted	2,200	$4.36
Exercised	(79)	$1.37
Canceled/Forfeited	(83)	$4.25

Outstanding at December 31, 2011	3,517	$4.01	9	$127

Exercisable at December 31, 2011 (1)	1,246	$3.58	8	$91

Vested at December 31, 2011	3,356	$4.00	9	$124

(1)	Includes awards with early exercise provisions that permit optionee to exercise unvested options.

The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $2.22 and $5.67 at December 31, 2011 and 2010, respectively, and the contractual exercise prices. At December 31, 2011, the weighted average fair value of options outstanding was $4.01 per share.

	Years Ended December 31,
	2011	2010	2009
Weighted-average grant date fair value	$2.88	$11.52	$3.30
Aggregate intrinsic value of options exercised	$226,000	$61,000	$256,000
Total fair value of shares vested	$2,340,000	$660,000	$414,000

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2011	2010	2009
Stock Options
Risk free interest rate	1.2% to 2.6%	1.7% to 2.3%	2.3% to 2.8%
Expected term	5.1 to 6.1 years	5.0 to 6.1 years	5.0 to 6.1 years
Expected volatility	72.3% to 89.7%	90.8% to 96.0%	105.6% to 107.6%
Expected dividend yield	0.0%	0.0%	0.0%

Employee Stock Purchase Plan
Risk free interest rate	0.05% to 0.11%	N/A	N/A
Expected term	0.5 to 1.0 years	N/A	N/A
Expected volatility	75.2% to 77.1%	N/A	N/A
Expected dividend yield	0.0%	N/A	N/A

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$137	$105	$0
Research and development	768	393	310
Selling, general and administrative	3,904	2,009	716

Total	$4,809	$2,507	$1,026

As of December 31, 2011, there was approximately $10,345,000 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 2.92 years.

At December 31, 2011, all stock options outstanding to consultants were vested. In accordance with accounting guidance for stock-based compensation, the Company re-measured the fair value of stock option grants to non-employees at each reporting date and recognized the related income or expense during their vesting period. Expense recognized for stock options to consultants was immaterial for the years ended December 31, 2011, 2010 and 2009, respectively. Stock option expense for awards issued to consultants is included within research and development expense in the consolidated statement of operations.

9.	Employee Benefit Plan

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

10.	Income Taxes

The Company only recognizes tax benefits if it is more-likely-than-not to be sustained upon audit by the relevant taxing authority based upon its technical merits. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2011	2010
Beginning balance of unrecognized tax benefits	$562	0
Gross increases based on tax positions related to current year	116	85
Gross increases based on tax positions related to prior year	0	477
Settlements with taxing authorities	0	0
Expiration of statute of limitations	0	0

Ending balance of unrecognized tax benefits	$678	$562

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties on the consolidated balance sheets at December 31, 2011 and 2010 and has recognized no interest and/or penalties in the consolidated statements of operations through the year ended December 31, 2011.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2006 and forward can be subject to examination by the United States and state tax authorities due to the carry forward of net operating losses.

At December 31, 2011, the Company had available federal and state income tax net operating loss carryforwards of approximately $93,009,000 and $117,385,000, respectively. The federal tax loss carryforwards will begin expiring in 2026 unless previously utilized, and the state tax loss carryforwards will begin expiring in 2021 unless previously utilized. In addition, the Company has federal and California research and development income tax credit carryforwards of $310,000 and $1,687,000, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.

The Company has completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company has determined that as of December 31, 2011 the Company had two ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1,900,000 and research and development income tax credits by $8,000. The Company has determined that as of December 31, 2011, the Company had a second ownership change as defined by IRC Sections 382 and 383, which occurred in September 2011 upon the issuance of common stock in its follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2010 by $83,503,000 and research and development income tax credits as of December 31, 2010 by $2,203,000. The Company also reduced its California net operating loss carryforwards as of December 31, 2010 by $46,243,000 as a result of the second ownership change. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.

The reconciliation of income tax computed at the Federal statutory tax rate to the expense (benefit) for income taxes is as follows:

	December 31,
	2011	2010	2009
Tax at statutory rate	$(28,530)	$(25,008)	$(16,825)
State taxes, net of federal benefit	(2,780)	(2,953)	(1,965)
Change in valuation allowance	(16,807)	27,968	15,055
Section 382 limitation	45,728	0	0
Permanent Interest Disallowed	(70)	526	3,811
Credits and other	2,450	(523)	(76)

	$(9)	$10	$0

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are listed below. A valuation allowance of $58,359,000 and $75,166,000 for the years ended December 31, 2011 and 2010, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$38,357	$62,364
Capitalized research and development	7,901	0
Accrued expenses	3,728	2,358
Deferred Revenue	3,169	6,684
Research and development	1,078	2,241
Inventory reserve and UNICAP	983	914
Allowance for doubtful accounts	964	0
Depreciation and amortizaiton	824	101
Other, net	1,355	504

Total deferred tax assets	58,359	75,166
Less valuation allowance	(58,359)	(75,166)

Net deferred tax assets	$0	$0

The Company received a benefit of $9,000 in income tax expense for the year ended December 31, 2011 related to taxable income generated by its wholly-owned subsidiary Zogenix Europe Limited.

11.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2011 and 2010 are as follows:

	Fiscal 2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenue	$9,040	$10,237	$10,398	$7,901
Cost of Sales	$4,875	$3,975	$5,482	$4,961
Gross Profit	$4,165	$6,262	$4,916	$2,940
Net loss	$(18,983)	$(19,177)	$(22,038)	$(23,705)
Net loss per share, basic and diluted	$(0.56)	$(0.56)	$(0.59)	$(0.36)
Weighted-average shares outstanding, basic and diluted	33,973	34,018	37,320	65,215

	Fiscal 2010 Quarter Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenue	$2,444	$5,135	$7,059	$8,804
Cost of Sales	$2,092	$3,210	$2,932	$4,612
Gross Profit	$352	$1,925	$4,127	$4,192
Net loss	$(21,466)	$(27,839)	$(22,124)	$(2,135)
Net loss per share, basic and diluted	$(16.69)	$(20.65)	$(16.00)	$(0.17)
Weighted-average shares outstanding, basic and diluted	1,286	1,348	1,383	12,584

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions)	Balance at End of Year
Inventory reserves:
2011	$1,681	$1,887	$(1,909)	$1,659
2010	$2,497	$1,401	$(2,217)	$1,681

3. Exhibits.

See Item 15(b) below.

(b)	Exhibits:

(c)	Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: March 12, 2012	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date: March 12, 2012	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROGER L. HAWLEY Roger L. Hawley	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2012

/S/ ANN D. RHOADS Ann D. Rhoads	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 12, 2012

/S/ CAM L. GARNER Cam L. Garner	Chairman of the Board	March 12, 2012

/S/ JAMES C. BLAIR, PH.D. James C. Blair, Ph.D.	Director	March 12, 2012

/S/ LOUIS C. BOCK Louis C. Bock	Director	March 12, 2012

/S/ STEPHEN J. FARR, PH.D. Stephen J. Farr, Ph.D.	President, Chief Operating Officer and Director	March 12, 2012

/S/ MARK WIGGINS Mark Wiggins	Director	March 12, 2012

/S/ ERLE T. MAST Erle T. Mast	Director	March 12, 2012

/S/ ARDA M. MINOCHERHOMJEE, PH.D. Arda M. Minocherhomjee, Ph.D.	Director	March 12, 2012

/S/ KURT C. WHEELER Kurt C. Wheeler	Director	March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1(3)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Amended and Restated Bylaws of the Registrant

4.1(4)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated July 1, 2010

4.4(5)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(5)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(5)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(5)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

10.1(3)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Form of Executive Officer Employment Agreement

10.3#(1)	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder

10.4#(3)	Independent Director Compensation Policy

10.5#(3)	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.6#(3)	2010 Employee Stock Purchase Plan and form of Offering document thereunder

10.7#(1)	Executive Officer Employment Agreement dated March 1, 2010 by and between the Registrant and Ann D. Rhoads

10.8†(1)	Supply Agreement dated September 29, 2004 by and between the Registrant and Dr. Reddy’s Laboratories, Inc.

10.9†(1)	Asset Purchase Agreement dated August 25, 2006 by and between the Registrant and Aradigm Corporation

10.10(1)	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC

10.11(1)	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC

10.12(1)	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC

10.13(1)	Consent to Assignment Agreement dated August 29, 2008 by and among the Registrant, R.B. Income Properties and Verus Pharmaceuticals, Inc. and related Lease dated February 2, 2005 by and between R.B. Income Properties and Verus Pharmaceuticals, Inc.

10.14†(1)	License Agreement dated November 27, 2007 by and between the Registrant and Elan Pharma International Limited

Exhibit Number	Description

10.15†(1)	First Amendment to License Agreement dated September 28, 2009 by and between the Registrant and Elan Pharma International Limited

10.16†(3)	Licensing and Distribution Agreement dated March 14, 2008 by and between the Registrant and Desitin Arzneimittel GmbH

10.17†(3)	Manufacturing Services Agreement dated November 1, 2008 by and between the Registrant and Patheon U.K. Ltd.

10.18†(1)	Commercial Manufacturing and Supply Agreement dated April 1, 2009 by and between the Registrant and MGlas AG

10.19†(3)	Co-Promotion Agreement dated July 31, 2009 by and between the Registrant and Astellas Pharma US, Inc.

10.20#(2)	General Release of Claims dated August 13, 2010 by and between the Registrant and Jennifer D. Haldeman

10.21†(2)	Second Amended and Restated Loan and Security Agreement dated October 8, 2010 by and among the Registrant, Oxford Finance Corporation and Silicon Valley Bank

10.22†(5)	First Amendment to Second Amended and Restated Loan and Security Agreement dated June 30, 2011 by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank

10.23†(5)	Financing Agreement dated June 30, 2011 by and between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.24(5)	Stock and Warrant Purchase Agreement dated June 30, 2011 by and between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.25†(5)	Development and License Agreement dated July 11, 2011 by and between the Registrant and Durect Corporation

10.26#(5)	2011 Annual Incentive Plan

10.27††	Amendment to Co-Promotion Agreement dated December 20, 2011 by and between the Registrant and Astellas Pharma US, Inc.

21.1(6)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (reference is made to the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101	The following financial statements from Zogenix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 12, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010 (Registration No. 333-169210).
(2)	Filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 on October 12, 2010 (Registration No. 333-169210).
(3)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010 (Registration No. 333-169210).
(4)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010 (Registration No. 333-169210).
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.
(6)	Filed with the Registrant’s Annual Report on Form 10-K on March 4, 2011.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.

(b)	Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.