Form 10-Q
period 2012-03-31
ZOGENIX, INC.
filed 2012-05-15
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34962

Zogenix, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5300780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 650 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2012 was 65,372,792.

ZOGENIX, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,844	$56,525
Trade accounts receivable, net	4,943	4,913
Inventory, net	14,256	16,251
Prepaid expenses and other current assets	2,632	2,210

Total current assets	61,675	79,899

Property and equipment, net	14,308	14,590
Other assets	6,297	6,151

Total assets	$82,280	$100,640

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,245	$5,168
Accrued expenses	13,018	11,093
Accrued compensation	3,089	3,805
Revolving credit facility	5,108	5,081
Long-term debt, current portion	11,140	9,758
Deferred revenue, current portion	0	8,462

Total current liabilities	36,600	43,367

Long-term debt, less current portion	39,157	42,070
Other long-term liabilities	6,245	5,891

Commitments and contingencies
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	292,510	291,252
Accumulated deficit	(292,297)	(282,005)

Total stockholders’ equity	278	9,312

Total liabilities and stockholders’ equity	$82,280	$100,640

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Net product revenue	$9,885	$7,477
Contract revenue	8,462	1,563

Total revenue	18,347	9,040

Operating expenses:
Cost of sales	5,062	4,875
Royalty expense	357	297
Research and development	5,964	8,524
Selling, general and administrative	14,649	12,901

Total operating expenses	26,032	26,597

Loss from operations	(7,685)	(17,557)

Other income (expense):
Interest income	19	16
Interest expense	(2,678)	(1,254)
Change in fair value of warrant liability	49	0
Change in fair value of embedded derivatives	38	0
Other income (expense)	(30)	(181)

Total other income (expense)	(2,602)	(1,419)

Net loss before income taxes	(10,287)	(18,976)
Provision for income taxes	(5)	(7)

Net loss	$(10,292)	$(18,983)

Net loss per share, basic and diluted	$(0.16)	$(0.56)

Weighted average shares outstanding, basic and diluted	65,369	33,973

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating activities:
Net loss	$(10,292)	$(18,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,256	951
Depreciation and amortization	393	391
Amortization of debt issuance costs and non-cash interest	681	342
Change in fair value of warrant liability	(49)	0
Change in fair value of embedded derivatives	(38)	0
Changes in operating assets and liabilities:
Trade accounts receivable	(30)	755
Inventory, net	1,995	41
Prepaid expenses and other current assets	(431)	110
Other assets	(197)	41
Accounts payable and accrued expenses	466	(3,097)
Deferred rent	(14)	(15)
Deferred revenue	(8,462)	(3,378)

Net cash used in operating activities	(14,722)	(22,842)

Investing activities:
Purchases of property and equipment	(111)	(119)

Net cash used in investing activities	(111)	(119)

Financing activities:
Proceeds from revolving credit facility	5,163	2,414
Payments on borrowings of debt	(7,013)	(2,379)
Proceeds from exercise of common stock options	2	14

Net cash provided by (used in) financing activities	(1,848)	49

Net decrease in cash and cash equivalents	(16,681)	(22,912)
Cash and cash equivalents at beginning of period	56,525	49,172

Cash and cash equivalents at end of period	$39,844	$26,260

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

2.	Summary of Significant Accounting Policies

Financial Statement Preparation and Use of Estimates

The unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared by Zogenix, Inc. according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAPP) have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012.

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

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses (excluding warrant liability and the two annual tail payments payable by the Company to

Astellas Pharma US, Inc. (Astellas) (See Note 4)), accrued compensation, borrowings under the revolving credit facility, and current portion of long-term debt, included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The long-term liability for the two annual tail payments due to Astellas for the termination of the Company’s co-promotion agreement were measured at fair value using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Cowen Healthcare Royalty Partners II, L.P. (Cowen Royalty).

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

We classify our cash equivalents within Level 1 of the fair value hierarchy because we value our cash equivalents using quoted market prices. We classify our common stock warrant liability and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2012
Assets
Money market fund shares(1)	$30,671	0	0	$30,671

Liabilities
Common stock warrant liability(2)	$0	0	296	$296
Embedded derivative liabilities(3)	$0	0	807	$807

At December 31, 2011
Assets
Money market fund shares(1)	$49,752	0	0	$49,752

Liabilities
Common stock warrant liability(2)	$0	0	345	$345
Embedded derivative liabilities(3)	$0	0	845	$845

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheet.
(2)

Common stock warrants measured at fair value using the Black-Scholes option pricing valuation model are included as a component of accrued expenses on the consolidated balance sheet. The assumptions used in the Black-Scholes option pricing valuation model were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the warrant liability is the expected volatility based upon the historical volatility of comparable companies. Significant increases in the volatility of comparable companies would result in a higher fair value measurement.
(3)	Embedded derivative liabilities measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheet. The assumptions used in the discounted cash flow valuation models include: (a) management’s revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Cowen Royalty receiving revenue interest payments over the term of the financing agreement; (c) probability of bankruptcy; (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; (e) the probability of a change in control occurring during the term of the Cowen Royalty financing agreement; and (f) the probability of an exercise of the embedded derivative instruments. The significant unobservable inputs used in measuring the fair value of the embedded derivatives are management’s revenue projections. Significant decreases in these significant inputs would result in a higher fair value measurement.

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

	Common Stock Warrant Liability	Embedded Derivative Liabilities
Balance at December 31, 2011	$345	$845
Changes in fair value	(49)	(38)

Balance at March 31, 2012	$296	$807

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net loss	$(10,292)	$(18,983)
Denominator
Weighted average common shares outstanding	65,369	34,020
Weighted average shares subject to repurchase	0	(47)

Weighted average shares outstanding, basic and diluted	65,369	33,973

Basic and diluted net loss per share	$(0.16)	$(0.56)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Three Months Ended March 31,
	2012	2011
Common stock warrants	508	257
Common stock subject to repurchase	0	8
Common stock options and restricted stock units	3,483	2,659

	3,991	2,924

Segment Reporting

Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted this guidance on January 1, 2012 and it did not have a material impact on the Company’s results of operations.

In June 2011, the FASB issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. The updated guidance is effective for fiscal and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012 and it did not have a material impact on the Company’s results of operations.

3.	Inventory, net (in thousands)

	March 31,	December 31,
	2012	2011
Raw materials	$4,815	$5,260
Work in process	6,843	7,338
Finished goods	2,598	3,653

	$14,256	$16,251

4.	Collaboration and Financing Agreements

Astellas Pharma US, Inc. Co-Promotion Agreement

In July 2009, the Company entered into the co-promotion agreement with Astellas (Co-Promotion Agreement). Under the terms of the agreement, the Company granted Astellas the co-exclusive right (with the Company) to market and sell Sumavel DosePro in the United States (excluding Puerto Rico and the other territories and possessions of the United States) until June 30, 2013. Under the agreement, both Astellas and the Company were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro during the term. In December 2011, the Company entered into an amendment to the Co-Promotion agreement with Astellas, or the amended Co-Promotion agreement, whereby the agreement terminated on March 31, 2012.

In connection with the execution of the Co-Promotion Agreement, Astellas made a non-refundable up-front payment of $2,000,000 and made an additional $18,000,000 of payments to the Company upon the achievement of a series of milestones. In consideration for Astellas’ performance of its commercial efforts, the Company paid Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to primary care physicians, OB/GYNs, emergency medicine physicians, and urologists in the United States (Astellas Segment).

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company identified the deliverables in the Co-Promotion Agreement and divided them into separate units of accounting as follows: (i) co-exclusive right to promote Sumavel DosePro combined with the manufacturing and supply of commercial and sample product; and (ii) sales support of Sumavel DosePro. Prior to the amendment of the Co-Promotion Agreement, the Company concluded both units of accounting required recognition ratably through the term of the Co-Promotion Agreement beginning with the date of the launch of Sumavel DosePro (January 2010) through June 30, 2013. Consequently, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations over the term of the Co-Promotion Agreement. For the three months ended March 31, 2012 and 2011, the Company recognized $8,462,000 and $1,563,000, respectively, of contract revenue.

On December 20, 2011, the Company amended the Co-Promotion Agreement with Astellas to terminate the agreement on March 31, 2012, and will be required to make two annual tail payments to Astellas, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was estimated at a total of $5,291,000 and recorded as a long-term liability on the amendment date. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. As of March 31, 2012, the tail payment liability of $4,303,000 and $157,000 of related interest expense was recognized during the three months ended March 31, 2012.

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company determined that there was no change in the deliverables or units of accounting identified in the Co-Promotion Agreement upon amendment in December 2011. The Company further concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the Co-Promotion Agreement, and consequently, the remaining $8,462,000 of these deferred contract proceeds as of December 31, 2011 was recognized during the three months ended March 31, 2012.

Further, under the terms of the amended Co-Promotion Agreement, Astellas contributed its agreed upon portion of marketing expenses through March 31, 2012, and continued to earn a service fee based on product sales to the Astellas Segment during that period. The Company will no longer pay service fees to Astellas for sales of Sumavel DosePro beginning in the second quarter of 2012. Additionally, beginning in the second quarter of 2012, the Company’s sales force assumed full responsibility for the commercialization and the continued marketing of Sumavel DosePro, expanding their focus to include headache specialists, neurologists and primary care physicians in the United States.

Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses, inclusive of the estimated cost of the tail payments owed upon the termination of the agreement.

For the three months ended March 31, 2012 and 2011, the Company recognized shared marketing expense of $255,000 and $425,000, respectively, under the Co-Promotion Agreement. For the three months ended March 31, 2012 and 2011, the Company incurred $1,699,000 and $1,509,000 in service fee expenses.

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

In addition, upon the closing of and in connection with the Financing Agreement, the Company issued and sold to Cowen Royalty $1,500,000 of the Company’s common stock, or 388,601 shares, at a price of $3.86 per share. The Company also issued to Cowen Royalty a warrant exercisable for up to 225,000 shares of the Company’s common stock. The warrant is exercisable at $9.00 per share and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside the control of the Company, the warrant was recorded as a current liability and marked to market at each reporting date using the Black-Scholes option pricing valuation model (see Note 2).

Under the Financing Agreement, the Company is obligated to pay to Cowen Royalty:

•

5% to 5.75% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (initially 5% and then 5.75% after the co-promotion agreement with Astellas terminated on March 31, 2012, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination);

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

Net sales of Sumavel DosePro outside the United States are only included in the Revenue Interest if such net sales exceed $10,000,000. Once the aggregate payments, including the fixed payments described below, made by the Company to Cowen Royalty equal $75,000,000, the percentage of Revenue Interest owed to Cowen Royalty is reduced to 0.5% for the remainder of the term of the Financing Agreement, with only Sumavel DosePro and Zohydro subject to the Revenue Interest payments thereafter. The Company is also obligated to make three fixed payments of $10,000,000 on (or before at the option of the Company) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under our $25.0 million loan and security agreement, while balances remain outstanding under that facility. Unless terminated as discussed below, the Financing Agreement terminates on March 31, 2018.

The obligation of the Company to make the Revenue Interest payments during the term of the Financing Agreement are secured under a security agreement by a second priority security interest (junior to the security interest of the lenders under our $25.0 million loan and security agreement) in all assets of the Company, including intellectual property and other rights of the Company to the extent necessary or used to commercialize the Company products. The security interest will be extinguished at the end of the term or once the aggregate payments made by the Company to Cowen Royalty equal to $75,000,000, whichever is sooner. Cowen Royalty, Oxford and SVB entered into an intercreditor agreement which governs their respective rights as secured creditors. The Company has agreed to specified positive and negative covenants in connection with the Financing Agreement.

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

The rights of the Company and Cowen Royalty to terminate the Financing Agreement early meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of March 31, 2012 is $807,000 and is included in other long-term liabilities.

The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Cowen Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Cowen Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income (expense) in relation to the change in the fair value of the common stock warrant and embedded derivatives of $49,000 and $38,000, respectively, for the three months ended March 31, 2012 in the statement of operations.

5.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	0.2% to 1.2%	2.2% to 2.5%
Expected term	5.0 to 6.07 years	5.3 to 6.1 years
Expected volatility	80.6%	72.3% to 89.6%
Expected dividend yield	0.0%	0.0%

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$29	$39
Research and development	195	145
Selling, general and administrative	1,032	767

Total	$1,256	$951

As of March 31, 2012, there was approximately $8,637,565 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 2.68 years.

6.	Subsequent Events

In April 2012, the Company entered into a new operating lease for approximately 13,124 rentable square feet of office space located in San Diego, California. The Company intends to use the leased premises as its new corporate headquarters, and the new space replaces the Company’s former San Diego office lease that expired in April 2012. The term of the lease commenced on April 23, 2012 and will expire on November 27, 2014. The initial base rent will be $34,122 per month, with rent being abated for the second, third and fourth months of the lease term. The base rent will increase approximately 3% on an annual basis throughout the term. The lease also requires the Company to pay, following the first 12 lease months, additional rent consisting of a portion of common area and pass-through expenses in excess of base year amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

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

•	adverse side effects or inadequate therapeutic efficacy of Sumavel DosePro that could result in product recalls, market withdrawals or product liability claims;

•	the safety and efficacy of Zohydro and our other product candidate;

•	the market potential for migraine treatments, and our ability to compete within that market;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	estimates of the capacity of manufacturing and other facilities to support our product and product candidates;

•	our ability to ensure adequate and continued supply of Sumavel DosePro to successfully meet anticipated market demand;

•	our expected third party research and development costs for Zohydro remaining through potential regulatory approval from the FDA;

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

The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A – Risk Factors.”

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

DosePro®, Intraject®, Relday™, Sumavel®, Zogenix™ and Zohydro™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.

The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Background

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel DosePro (sumatriptan injection) Needle-free Delivery System, offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our sales and marketing organization is comprised of approximately 115 professionals. Our field sales force of approximately 95 representatives has historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. Our promotional efforts have been complemented by our collaboration with Astellas and approximately 400 of its sales representatives, who have promoted Sumavel DosePro primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists in the United States. Our collaboration with Astellas terminated on March 31, 2012, at which time we assumed full responsibility for the commercialization of Sumavel DosePro. During the first quarter of 2012, we began to assume responsibility from Astellas for marketing Sumavel DosePro to selected high-prescribing primary care physicians and other Astellas-targeted physicians and professionals within the Astellas Segment pursuant to a promotion transition plan. We are currently evaluating potential co-promotion partners who could complement our sales force efforts for the commercial sale of Sumavel DosePro. We also have entered into a partnership for Sumavel DosePro with Desitin Arzneimittel GmbH, or Desitin, to accelerate development and regulatory approvals in Europe and further enhance the global commercial potential of Sumavel DosePro.

On May 1, 2012, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our lead product candidate, Zohydro (hydrocodone bitartrate). Zohydro is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro in 2011, and we in-licensed exclusive U.S. rights to Zohydro from Alkermes plc (formerly Elan Pharma International Limited) in 2007.

In March 2012, we entered into a co-marketing and option agreement with Battelle Memorial Institute, or Battelle, to accelerate the out-licensing efforts of our DosePro drug delivery technology. Under this co-marketing and option agreement, Battelle will have the exclusive right to co-market our DosePro drug delivery technology to a specified list of Battelle’s pharmaceutical clients. In addition, we granted Battelle the option to enter into an exclusive co-development and commercialization agreement with us related to our 1.2 mL DosePro drug delivery technology.

In July 2011, we entered into a development and license agreement with Durect Corporation, or the Relday license agreement, pursuant to which we will be responsible for the clinical development and commercialization of Relday, a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology in combination with our DosePro needle-free, subcutaneous drug delivery system. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. Relday will be developed to address unmet clinical needs in this patient population and is being developed to be a once-monthly, subcutaneous antipsychotic product. We expect to initiate clinical studies for the new product candidate in patients with schizophrenia in 2012 following filing of an investigational new drug application in the second quarter of 2012.

We have experienced net losses and negative cash flow from operating activities since inception, and as of March 31, 2012, had an accumulated deficit of $292.3 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our regulatory filings for Zohydro, the initiation of clinical development for Relay, any additional required testing for Zohydro, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro. As of March 31, 2012, we had cash and cash equivalents of $39.8 million. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2012, estimated future product revenues and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point. We intend to raise additional capital through debt or equity financings or through collaborations or partnerships with other companies. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Astellas Co-Promotion Agreement

Under our co-promotion agreement with Astellas that we entered into in July 2009, or the co-promotion agreement, Astellas primarily promoted Sumavel DosePro to primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively, the Astellas Segment, in the United States. Our sales force historically promoted Sumavel DosePro primarily to neurologists and other key prescribers of migraine medications, including headache clinics and headache specialists in the United States. We jointly shared in the cost of advertising, marketing and other promotional activities related to the Sumavel DosePro brand and were required to provide minimum levels of sales effort to promote Sumavel DosePro. In December 2011, we entered into an amendment to the co-promotion agreement with Astellas, or the amended co-promotion agreement, whereby the agreement terminated on March 31, 2012.

Under the terms of the amended co-promotion agreement, we will be required to make two annual tail payments to Astellas, estimated as a total of $5.5 million, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date and is payable in July 2013 and July 2014. The fair value of the tail payments will be accreted through interest expense on a monthly basis through the date of payment. As of March 31, 2012, the long-term tail payment liability was $4.3 million, net of the discount, and there was $0.2 million of related interest expense recognized during the three months ended March 31, 2012. Additionally, beginning in the second quarter of 2012, our sales force assumed full responsibility for the continued marketing of Sumavel DosePro, expanding our focus to include a portion of the high-prescribing primary care physicians previously covered by Astellas under the co-promotion agreement. We expect to seek another co-promotion partner to compliment our sales to promote Sumavel DosePro, if available.

At the inception of the co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and made an additional $18.0 million of payments to us upon the achievement of a series of milestones. These proceeds are reflected as $8.5 million of deferred revenues on our consolidated balance sheet at December 31, 2011. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over 42 months (the original term of the agreement). Upon amendment of the co-promotion agreement on December 20, 2011, the remaining deferred proceeds were recognized as contract revenues on a ratable basis over 3.4 months (the remaining term of the amended agreement). This acceleration in the recognition of the contract proceeds resulted in the recognition of $8.5 million of contract revenue during the three months ended March 31, 2012.

In consideration for Astellas’ performance of its commercial efforts, we were required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment through the date of termination. Astellas paid us a fixed fee for all sample units they ordered for distribution to their sales force. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses. For the three months ended March 31, 2012 and 2011, we incurred $1.7 million and $1.5 million, respectively, in service fee expenses. For the three months ended March 31, 2012 and 2011, we recognized shared marketing expense of $0.3 million and $0.4 million, respectively.

We record the revenues related to all products sales, including sales generated by the Astellas sales force. Consequently, we record cost of sales for all product sales. For the three months ended March 31, 2012 and 2011, the Astellas Segment represented approximately 31% and 40%, respectively, of our prescription demand.

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

Revenues

For the three months ended March 31, 2012 and 2011 we recognized $9.9 million and $7.5 million, respectively, in net product revenues. For the three months ended March 31, 2012 and 2011 we recognized $8.5 million and $1.6 million, respectively, in contract revenues associated with license and milestone payments made to us by Astellas under the co-promotion agreement.

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

We have monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2011 included a disproportionately high amount of returns from a single retail chain. In addition, we have also experienced a high level of returned product from our initial launch stocking initiatives. We may experience higher levels of returns upon the termination of the co-promotion agreement with Astellas on March 31, 2012 due to fall-off of prescription demand in territories that may no longer be supported with direct promotional efforts. We consider these factors as well as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Because of the shelf life of Sumavel DosePro and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product shipped in the first quarter of 2012 would have a cumulative financial statement impact of approximately $0.1 million for the three months ended March 31, 2012.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of March 31, 2012, wholesale distributors reported approximately three weeks of our product on hand.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units dispensed through patient prescriptions, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. For the three months ended March 31, 2012 and 2011, our cost of sales was $5.1 million and $4.9 million, respectively. Our product gross margin for the three months ended March 31, 2012 and 2011 was 49% and 35%, respectively.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm Corporation upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. During the three months ended March 31, 2012 and 2011, we incurred $0.4 million and $0.3 million, respectively, in royalty expense to Aradigm.

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

In March 2010, we initiated our Phase 3 clinical development program for Zohydro. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. In 2010, we began tracking third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the three months ended March 31, 2012 and 2011, we incurred $3.0 million and $6.5 million in third party research and development costs related to Zohydro, respectively.

Relday is currently in the pre-clinical development phase and we plan to initiate clinical development of Relday in 2012. We recognize the costs of pre-clinical work as it is performed. Under the Relday license agreement, Durect is responsible for non-clinical, formulation, chemistry, and manufacturing and controls development for Relday. We paid a non-refundable upfront fee to Durect of $2.25 million in July 2011. In addition, we incurred $1.1 million in research and development costs payable to Durect during the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Research and development expenses:
Zohydro	$3,045	$6,499
Relday	1,329	503
Sumavel DosePro	142	92
Other (1)	1,448	1,430

Total	$5,964	$8,524

(1)	Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

We expect our research and development costs for 2012 to decrease over amounts incurred in 2011 as we completed the Phase 3 clinical trials for Zohydro in December 2011. We are obligated to pay Alkermes a $1.0 million milestone payment in the second quarter of 2012 in connection with the submission of the NDA for Zohydro to the FDA. We may be obligated to pay Alkermes up to

$2.75 million in total additional future milestone payments with respect to Zohydro depending upon the achievement of other various development and regulatory events. These future milestone payments include a payment of $0.8 million upon successful completion of an FDA pre-approval inspection of our manufacturing facility. If Zohydro is approved, we are also required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

While we submitted an NDA for Zohydro with the FDA early in the second quarter of 2012, the successful development and commercialization of Zohydro is highly uncertain. We also expect to incur customary regulatory costs associated with the NDA, which will be significant. If Zohydro is approved, we also expect to incur significant expenses related to manufacturing and marketing activities. However, at this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of Zohydro after submission of our NDA filing, if or when Zohydro will receive regulatory approval and, if approved, if and when material net cash inflows may commence from Zohydro or the amount of any such inflows. This is due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

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

We also expect to incur costs associated with clinical studies for our early-stage product candidates and manufacturing development for our DosePro technology. We expect to incur total research and development costs of approximately $3.0 million to $4.0 million in 2012 for initial clinical studies planned for Relday. We also expect to incur total research and development costs of approximately $0.1 million to $0.3 million in 2012 for the development of the Sumavel DosePro 4 mg line extension and sound enhancement of the DosePro technology.

Selling, General and Administrative Expenses

Our selling expenses, which includes sales and marketing costs, consist primarily of salaries and benefits of sales and marketing management and sales representatives, shared marketing and advertising costs under our co-promotion agreement with Astellas, sample product costs, and consulting fees. Our selling expenses may further increase in connection with a new co-promotion agreement with another third party.

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

Interest Expense

Interest expense consists of interest or revenue interest payments incurred in connection with our $30.0 million royalty financing agreement, or the Cowen Financing agreement, with Cowen Healthcare Royalty Partners II, L.P., or Cowen Royalty, our $10.0 million revolving credit facility with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, our $25.0 million loan and security agreement, or the Oxford/SVB loan agreement, the $4.5 million borrowed under our loan and security agreement with General

Electric Capital Corporation, or GE Capital, and non-cash interest expense associated with amortization of debt discount and debt issuance costs, the estimated cost of revenue interest payments calculated under the effective interest method, and imputed interest from the two annual tail payments to Astellas. The outstanding principal balance of the GE Capital agreement was repaid in full on June 30, 2011.

We expect that interest expense will increase over 2011 levels due to a full year of borrowing under our $30.0 million Cowen Financing agreement that we entered into in July 2011, and the recognition of imputed interest from the two annual tail payments to Astellas related to the termination of our co-promotion agreement.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents non-cash income associated with the changes in the fair value of the warrants to purchase common stock issued in connection with our Cowen Financing agreement.

Change in Fair Value of Embedded Derivatives

Change in fair value of embedded derivatives represents non-cash income from changes in the fair value of the embedded derivatives associated with the Cowen Financing agreement.

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

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. For the year ending December 31, 2012, pursuant to Section 404 of the Sarbanes-Oxley Act, management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 if we are no longer a non-accelerated filer.

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies during the three months ended March 31, 2012, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenue. Revenue for the three months ended March 31, 2012 was $18.3 million and $9.0 million for the three months ended March 31, 2011. Product revenue for the three months ended March 31, 2012 and 2011 consists of $9.9 million and $7.5 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the three months ended March 31, 2011 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, and product revenue for the three months ending March 31, 2012 consists of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable. The aggregate $2.4 million, or 32%, increase in net product revenue is primarily due to an increase in prescription volume, offset by a decrease in our average selling price per unit. This decrease in our average selling price per unit was driven by an increase of $2.7 million in product sales allowances through increased third-party payor contracting/rebates and patient incentives, and in charges related to estimated product returned in the first quarter of 2012.

Contract revenue for the three months ended March 31, 2012 and 2011 consists of $8.5 million and $1.6 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the co-promotion agreement we entered into with Astellas in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. On December 20, 2011 we amended our co-promotion agreement with Astellas whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.

Cost of Sales. Cost of sales for the three months ended March 31, 2012 was $5.1 million and $4.9 million for the three months ended March 31, 2011. Product gross margin for the three months ended March 31, 2012 was 49% compared to 35% for the three months ended March 31, 2011. Cost of sales represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity (if any) and other manufacturing variances. The improvement in product gross margin of 14% was primarily a result of a 32% increase in net product sales of Sumavel DosePro during the three months ended March 31, 2012 as compared to 2011, and a decrease in excess capacity charges of our contract manufacturing organizations during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Additionally, the Company capitalized $0.6 million related to overhead variances at a third party manufacturer which are expected to be absorbed by the end of 2012.

Royalty Expense. Royalty expense increased to $0.4 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period. The $0.1 million increase in royalty expense is primarily due to the increase in net product sales.

Research and Development Expenses. Research and development expenses decreased to $6.0 million for the three months ended March 31, 2012 compared to $8.5 million for the three months ended March 31, 2011. This decrease of $2.6 million primarily was due to:

•

a decrease of $3.5 million in third party research and development costs related to the Phase 3 clinical trials for Zohydro, which were initiated in March 2010 and completed in December 2011; offset by

•	an increase of $0.8 million in research and development costs related to the pre-clinical studies and formulation and stability testing for Relday; and

•

an increase of $0.1 million in other development expenses primarily related to the development of our other product candidates and costs related to our employee and infrastructure resources that are not tracked on a program-by-program basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.6 million for the three months ended March 31, 2012 compared to $12.9 million for the three months ended March 31, 2011. Selling expenses were $11.4 million for the three months ended March 31, 2012 compared to $9.9 million for the three months ended March 31, 2011. General and administrative expenses were $3.2 million for the three months ended March 31, 2012 compared to $3.0 million for the three months ended March 31, 2011. The increase of $1.7 million in selling, general and administrative expenses primarily was due to:

•

an increase of $1.5 million in sales and marketing expense primarily as a result of $0.8 million increase in sales force costs due to an increase in the average number of sales representatives, $0.5 million increase in sampling efforts, a $0.3 million increase in marketing and other pre-commercial preparatory costs for Zohydro, $0.2 increase in service fees to Astellas, and $0.1 million increase in non-cash stock-based compensation charges, offset by $0.4 million decrease in general advertising and promotional efforts for Sumavel DosePro; and

•

an increase of $0.2 million of general and administrative expenses primarily as a result of $0.2 million increase in personnel costs due to an increase in headcount and $0.1 million increase in non-cash stock-based compensation charges, offset by $0.1 million decrease in professional service related costs, such as legal and accounting and advisory services.

Interest Income. Interest income increased to $19,000 for the three months ended March 31, 2012 compared to $16,000 for the three months ended March 31, 2011. This increase of $3,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $2.7 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011. The increase of $1.4 million was due primarily to:

•

an increase of $0.5 million in revenue interest payments related to the $30.0 million borrowed from Cowen Royalty and $0.8 million in accrued non-cash interest expense based on our estimate of future revenue interest payments on this facility; and

•	an increase of $0.2 million in non-cash interest expense related to imputed interest from the two annual tail payments to Astellas; offset by

•	a decrease of $0.1 million in interest expense due to a lower average debt balance associated with our revolving credit facility.

Change in Fair Value of Warrant Liability. Change in fair value of warrant liability resulted in $49,000 of non-cash income during the three months ended March 31, 2012, which was due to the change in fair value of warrant liability established in connection with the Cowen Financing agreement in July 2011.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $38,000 of non-cash income during the three months ended March 31, 2012, which was due to the change in fair value of the embedded derivatives associated with the Cowen Financing agreement in July 2011.

Other Income (Expense). Other income (expense) decreased to $30,000 of expense for the three months ended March 31, 2012 compared to $0.2 million of expense for the three months ended March 31, 2011. Changes in other income (expense) were primarily related to foreign currency transaction gains and losses which primarily related to the settlement of our liabilities payable in Euro and U.K pound sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2012, had an accumulated deficit of $292.3 million, and we expect our losses to continue for at least the next several years as a result of the expenses incurred in connection with our regulatory filings for Zohydro, the initiation of clinical development for Relday, any additional required testing for Zohydro, and and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro.

As of March 31, 2012, we had cash and cash equivalents of $39.8 million. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2012, together with estimated future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point or possibly earlier. We intend to raise additional capital through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

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

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through March 31, 2012, we received aggregate net cash proceeds of approximately $274.8 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

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

On July 18, 2011, we closed the Cowen Financing agreement. Under the terms of the Cowen Financing agreement, we borrowed $30.0 million and we are obligated to repay such borrowed amount together with a specified return to Cowen Royalty, through the payment of tiered royalties ranging from .5% to 5% of our direct product sales, co-promotion revenues and out-license revenues, or collectively, revenue interest, that we may record or receive as a result of worldwide commercialization of our products including Sumavel DosePro, Zohydro and other future products. Pursuant to the terms of the Cowen Financing agreement, our royalty rate increased to 5.75% in April 2012 in connection with the early termination of the co-promotion agreement with Astellas, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro is commercialized in the four calendar quarters immediately following the effective date of termination.

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

Cash and Cash Equivalents. Cash and cash equivalents totaled $39.8 million and $56.5 million at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes our cash flows from (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(14,722)	$(22,842)
Investing activities	(111)	(119)
Financing activities	(1,848)	49

Decrease in cash and cash equivalents	$(16,681)	$(22,912)

Operating Activities. Net cash used in operating activities was $14.7 million and $22.8 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used for the three months ended March 31, 2012 and 2011 primarily reflects the use of $8.2 million and $17.2 million, respectively, for operations (excluding non-cash items), which includes personnel-related costs, research and development costs (primarily related to the development of Zohydro and Relday), sales and marketing expenses for Sumavel DosePro and other professional services. Net cash used for the three months ended March 31, 2012 and 2011 also includes investments of $2.0 million and $41,000, respectively, in commercial inventory of Sumavel DosePro, and $8.5 million and $5.6 million, respectively, for other working capital uses.

Investing Activities. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2012 and 2011. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.5 million to $1.0 million in 2012. These planned capital expenditures primarily relate to further investments in our manufacturing operations in support of the sound enhancement version of the DosePro technology expected to be commercially available in 2013 and toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash provided by (used in) financing activities was $1.8 million used for the three months ended March 31, 2012 and $49,000 provided for the three months ended March 31, 2011. Net cash used in financing activities for the three months ended March 31, 2012 relates to payments of $7.0 million on our borrowings of debt, offset by net proceeds of $5.2 million from our revolving credit facility. Net cash provided by financing activities for the three months ended March 31, 2011 relates to net proceeds from our revolving credit facility.

Our sources of liquidity include our cash balances, cash receipts from the sale of Sumavel DosePro and our debt facilities. As of March 31, 2012, we had $39.8 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) entering into a co-promotion agreement for Sumavel DosePro; (ii) entering into a commercialization agreement for Zohydro or a licensing arrangement on our DosePro technology, (iii) equity, debt or other financing or (iv) leveraging our sales force capacity to promote a new product.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our co-promotion agreement. Through March 31, 2012, we received aggregate net cash proceeds of approximately $274.8 million from the sale of shares of our preferred and common stock. Although we will continue to be opportunistic in our efforts to obtain cash, there is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable. In addition, as a result of our outstanding loan with Oxford and SVB and our Cowen Financing agreement, our ability to engage in debt financing transactions is subject to certain limitations and certain debt financing transactions, if consummated, may accelerate our repayment obligations to Oxford and SVB and Cowen Royalty.

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

As described above, under our amended Oxford/SVB loan agreement, we are subject to financial covenants and other covenants and obligations under that agreement. Likewise, the amended Oxford/SVB loan agreement permits the lenders to demand the immediate repayment of all borrowings and other amounts outstanding thereunder if, among other customary events of default, the lender determines, in its sole discretion that a material adverse change with respect to us has occurred. We have also agreed to specified positive and negative covenants under the Cowen Financing agreement and upon a termination by Cowen Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the payments received by Cowen Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

If we fail to pay amounts owing under either the amended Oxford/SVB loan agreement or the Cowen Financing agreement when due, if we breach our other covenants or obligations under either of these agreements, or if other events of default under either of these agreements occur, the applicable lenders would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2010, 2011 and 2012 we were required to obtain amendments or waivers under our credit facilities.

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

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2012, together with estimated future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point through public or private equity or debt financings. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. There can be no assurance that we will be able to raise additional funds from any of these sources on terms we deem acceptable, or at all. In addition, future issuance of equity, convertible or other equity-linked securities could materially dilute the ownership interests of holders of our common stock and additional debt financing could result in a material increase in the amount of cash necessary to fund debt service payments and also could require that we comply with financial and other covenants that limit our flexibility and operations. In addition, the fact that we have pledged substantially all of our assets to secure our existing loan facilities will likely increase the cost, perhaps substantially, of any additional debt financing we may obtain or prevent us from obtaining additional debt financing altogether.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this guidance on January 1, 2012 and it did not have a material impact on our results of operations.

In June 2011, the FASB issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. The updated guidance is effective for fiscal and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 1, 2012 and it did not have a material impact on our results of operations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2012 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Our $10.0 million revolving credit facility with Oxford and SVB bears interest at the greater of 3.29% above SVB’s prime rate or 7.29%. As of March 31, 2012, we had $5.1 million outstanding on this revolving credit facility.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the three months ended March 31, 2012, approximately $4.4 million (based on exchange rates as of March 31, 2012) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the three months ended March 31, 2012 would have resulted in approximately $0.2 million or $0.3 million in gains or losses, respectively. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business and Industry

We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offering completed in September 2011, and borrowings under our loan and financing agreements with Cowen Healthcare Royalty Partners II, L.P, or Cowen Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, Silicon Valley Bank, or SVB, and until June 30, 2011, General Electric Capital Corporation, or GE Capital. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2012, together with estimated future product revenue and borrowings available under our $10.0 million revolving credit facility, will be sufficient to fund our operations into the first quarter of 2013. We will need to obtain additional funds to finance our operations beyond that point in order to:

•

maintain and continue to increase our sales and marketing activities for Sumavel DosePro, particularly in light of the termination of our co-promotion agreement with Astellas Pharma US, Inc., or Astellas, in March 2012;

•	qualify secondary sources for the manufacturing of Sumavel DosePro;

•

fund our operations, initiate additional clinical trials for Relday and fund development of Zohydro and any other product candidate to support potential regulatory approval of marketing applications; and

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

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only marketed product, Sumavel DosePro, which in turn, will depend on several factors, including our ability to:

•

successfully maintain and increase market demand for, and sales of, Sumavel DosePro through our sales and marketing efforts by expanding our sales force and/or through a new co-promotion partner, if available, as our co-promotion agreement with Astellas terminated on March 2012;

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

We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we have generally experienced quarterly growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through March 31, 2012, we have at certain times experienced a reduction in total and new prescriptions month over month. Further, if we are unsuccessful in continuing to expand our sales force and/or partnering with a new co-promotion partner, we may be unable to successfully maintain or increase sales of Sumavel DosePro. If we fail to successfully maintain and increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

We are at an early stage of commercialization and have a history of significant net losses and negative cash flow from operations. We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for at least the next several years.*

We were organized in 2006, have a limited operating history and there is little historical basis upon which to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies in the early stages of commercialization.

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the three months ended March 31, 2012 and the years ended 2011 and 2010, we incurred net losses of $10.3 million, $83.9 million and $73.6 million, respectively, our net cash used in operating activities was $14.7 million, $80.5 million and $72.0 million, respectively, and, at March 31, 2012, our accumulated deficit was $292.3 million. We expect our losses and negative cash flow to continue for at least the next several years as a result of expenses incurred in connection with our NDA submission for Zohydro, commercialization activities for Zohydro, any additional clinical development required for Zohydro, the cost of clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro and, if approved, Zohydro. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

We may not be successful in executing our sales and marketing strategy for the commercialization of Sumavel DosePro, including as a result of the termination of our collaboration with Astellas in March 2012, and we may not be able to generate significant revenue.*

Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force includes approximately 95 sales representatives who have historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States.

To complement our sales force, we entered into an exclusive co-promotion agreement with Astellas in July 2009 under which Sumavel DosePro has been promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, in the United States by approximately 400 Astellas sales representatives. This co-promotion agreement terminated on March 31, 2012, and beginning in the second quarter of 2012 our sales force assumed full responsibility for the continued promotion of Sumavel DosePro. We have expanded the focus of our existing sales force to include targeting a portion of the high-prescribing primary care physicians previously part of the Astellas Segment under the co-promotion agreement. Although we believe we have adequately sized our sales force in order to reach our historically targeted audience, our existing sales force may be unable to effectively target these additional primary care physicians. We are also currently evaluating potential co-promotion partners who could complement our sales force efforts for the commercial sale of Sumavel DosePro. We may not be able to enter into co-promotion arrangements with third parties in a timely manner, on acceptable terms or at all. To the extent that we enter into another co-promotion or other licensing arrangement, our portion of retained product revenues is likely to be lower than if we directly marketed and sold Sumavel DosePro solely on our own, and a portion of those revenues generated will depend upon the efforts of such third parties similar to our dependence on Astellas, and these efforts may not be successful. Further, to the extent that we enter into a new co-promotion agreement, it will take time and resources to train and deploy a new partners’ sales force, which may strain our managerial resources and may have an adverse affect on our own sales and marketing efforts and revenues. If we are unable to find another partner for the promotion of Sumavel DosePro in the primary care segment in the United States, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro in this segment and any such expansion could, in any event, substantially increase our expenses and capital requirements. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro. For the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, the Astellas Segment represented approximately 31%, 38% and 40% of our prescription demand, respectively. Any inability to adequately replace coverage of the Astellas Segment by a new co-promotion partner or through our own sales force may have a material adverse affect on our ability to maintain or increase revenues in the future.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have experienced failures in our information systems and computer servers in the past, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product and product candidates, warehouse and distribute Sumavel DosePro and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and development of Zohydro, Relday or any of our other product candidates could be delayed.

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

We depend on wholesale pharmaceutical distributors for retail distribution of Sumavel DosePro, and if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.*

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, McKesson Corporation and Cardinal Health, Inc., individually comprised 40% and 35%, respectively, of our total gross sales of Sumavel DosePro for the three months ended March 31, 2012, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. We cannot ensure that we can manage these pricing pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

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

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro, Relday or any other product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In May 2012, Patheon announced plans to wind down or transfer over a period of 24 to 36 months its commercial production capacity for a number of products at this facility. While we cannot be sure of the impact of these plans on the continued fill, finish, assembly and packaging of Sumavel DosePro, we believe that we will have sufficient time to identify alternative contract suppliers for these services or negotiate alternative arrangements with Patheon for continued services at this or another facility. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreements, Alkermes plc, or Alkermes, is the exclusive manufacturer of Zohydro and Durect is the exclusive manufacturer of Relday for all clinical trials through Phase 2 clinical trials and has the option to supply Relday for Phase 3 clinical trials and, if approved, commercial distribution. We may never be able to establish additional sources of supply for Zohydro or Relday.

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

Zohydro and Relday are subject to extensive regulation, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval or be successfully commercialized.*

We currently are developing Zohydro for the treatment of moderate to severe chronic pain and we plan to initiate clinical studies for Relday to treat the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of opioid drug products, among other things, are subject to extensive regulation by the FDA, the DEA (in the case of Zohydro) and other regulatory authorities in the United States. We are not permitted to market Zohydro, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for Zohydro, Relday or any of our other product candidates, or that any such product candidates will be successfully commercialized.

While we submitted an NDA for Zohydro to the FDA in May 2012, we have not yet received marketing approval for Zohydro. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Although we have submitted our NDA for Zohydro, the FDA has the ability to formally file or refuse to file an application within 60 days of the completion of the submission. If the FDA determines the application is sufficiently complete to permit a substantive review, and none of the reasons for refusing to file the application apply, the FDA will accept the NDA for filing. The FDA has not yet determined whether to accept our NDA for Zohydro for filing and the FDA may refuse to file the NDA. Neither the acceptance or non-acceptance of an NDA for filing is a determination of the ultimate approvability of the drug product at issue. The FDA may request additional information and refuse to file the NDA. If the FDA refuses to file our NDA, that refusal will delay the approval process for Zohydro. If our NDA submission is accepted for filing, the FDA will begin an in-depth review of the NDA and this process can take substantial time and require the expenditure of substantial and unanticipated resources.

Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to complete its review of a standard NDA and respond to the applicant within ten months from the date of submission of an NDA. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for Zohydro, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period.

Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, the FDA is subject to a two-tiered system of review times – Standard Review and Priority Review. For drugs subject to standard review, such as Zohyrdo, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for Zohydro, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period.

As part of its review of the NDA, the FDA will inspect the facility or the facilities where the drug is manufactured. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an action letter, which will be either an approval letter, authorizing commercial marketing of the drug for a specified indication, or a “complete response letter” containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA’s evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Zohydro has undergone Phase 1 pharmacokinetics studies, Phase 2 clinical trials, and a Phase 3 clinical development program. However, some of these studies and trials were conducted by a third party and, accordingly, we did not directly participate in their design or execution. We initiated the Phase 3 clinical development program for Zohydro in March 2010 and reported positive top-line results from our pivotal Phase 3 efficacy trial, Study 801, in August 2011 and completed our Phase 3 safety trial, Study 802, in December 2011, which showed Zohydro to be safe and generally well tolerated. However, product candidates such as Zohydro may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution or promotion of a drug product. Relday and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. Although we have not yet begun clinical studies for Relday, the development of Relday will be subject to most of the risks described in this paragraph.

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

In light of widely publicized events concerning the safety risk of certain drug products, particularly opioid drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval. In addition, the FFDCA, as amended by the Food and Drug Administration Amendments Act of 2007, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FFDCA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require a REMS, for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FFDCA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties.

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

With regard to Zohydro, top-line results from our pivotal Phase 3 efficacy clinical trial in patients with chronic lower back pain has shown what we believe is a clinically acceptable efficacy and safety profile which supports submission of an NDA for the treatment of moderate to severe pain in patients requiring around-the-clock opioid therapy. The trial successfully met the primary efficacy endpoint of the study in demonstrating a significant difference (p=0.008) between the mean changes in daily pain intensity Numeric Rating Scale (NRS) scores between Zohydro and placebo groups. The two key secondary endpoints were also met, specifically, the proportion of patients with at least 30% improvement in pain intensity and the improvement of overall satisfaction of medication. In the pivotal Phase 3 efficacy trial, the observed adverse events were similar to the side effects we observed in prior Phase 2 trials of Zohydro and consistent with the reported side effects of opioids currently prescribed for chronic pain. The incidence of adverse events was 33.7% and 28.8% in the open-label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These results may not be predictive of results obtained in our safety trial or any other required future trials, and we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or approvals for commercially viable uses. In addition, the top-line data we have reported and may continue to report from our Zohydro clinical trials is based on preliminary analysis of key efficacy and safety data, and such data may change following a more comprehensive review of the data related to the applicable clinical trial, and may also change in connection with the continued review of such data as part of our submission and the FDA’s review of our NDA. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro or any of our other product candidates are not shown to be safe and effective in clinical trials, the program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of any additional testing for Zohydro, if required, or pre-clinical or clinical testing for Relday or any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.

Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of any additional testing for Zohydro, if required, or pre-clinical or clinical testing for Relday or any of our other product candidates could significantly affect our product development costs and business plan. We expect to initiate clinical testing for Relday in patients with schizophrenia in 2012. In addition, we do not know whether this or any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, we obtained FDA marketing approval of Sumavel DosePro under Section 505(b)(2), and we submitted the NDA for Zohydro under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for hydrocodone.

Certain of our competitors may file a 505(b)(2) application for extended-release hydrocodone shortly after we submitted our own NDA for Zohydro. The first approved 505(b)(2) applicant for a particular condition of use, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Three-year Hatch-Waxman exclusivity delays the FDA’s approval of other 505(b)(2) applicants for the same condition of use or change to the drug product that was granted exclusivity, regardless of the date of submission of each NDA. We believe that several competitors are developing extended-release hydrocodone products, and if the FDA approves a competitor’s 505(b)(2) application for its extended-release hydrocodone product before our application, and granted the competitor three-year exclusivity, the FDA would be precluded from making effective our NDA for Zohydro until after that three-year exclusivity period has run, and such delay would dramatically reduce our expected market potential for Zohydro. Additionally, even if our 505(b)(2) application for extended-release hydrocodone is approved first, we may still be subject to competition by other hydrocodone products, including approved products or other 505(b)(2) applications for different conditions of use that would not be restricted by the three-year exclusivity.

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

In February 2009, the FDA informed drug manufacturers that it will require a class-wide REMS for all long-acting and sustained-release opioid drug products. The FDA has since initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. In April 2011, the FDA announced that it had finalized the elements of a class-wide REMS for these products. The central component of the opioid REMS program is an education program for prescribers and patients. Specifically, the REMS for these products must include a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for prescribers who prescribe the drug; information provided to prescribers that prescribers can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. The FDA expects that the prescriber training required as part of the REMS is to be conducted by accredited, independent continuing education providers, without cost to the healthcare professionals, under unrestricted grants to accredited continuing education providers funded by the sponsor. In November 2011, the FDA issued a draft blueprint for this prescriber education that outlines the core messages that the FDA believes should be conveyed to prescribers in a basic two to three hour educational module. Once finalized and approved as part of the REMS, this blueprint will be available for use by continuing education providers in developing continuing education courses. Moreover, the REMS must include a timetable for submission of assessments that shall be no less frequent than 6 months, 12 months, and annually after the REMS is approved to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified. The FDA expects that manufacturers of long-acting and extended-release opioids work together to provide educational materials as part of a class-wide single shared system to reduce the burden of the REMS on the healthcare system.

An extended-release formulation of hydrocodone, such as Zohydro, will be required to have a REMS that contains the elements of the recently-issued class-wide REMS for long-acting and sustained-release opioids. We submitted a REMS at the time of the NDA submission for Zohydro. The REMS submission could cause significant delays in the approval process for the Zohydro NDA, and the educational requirements and requirements for a Medication Guide for patients could significantly impact our ability to commercialize Zohydro and dramatically reduce its market potential.

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

Our failure to successfully establish new partnerships with pharmaceutical companies or contract sales organizations to co-promote Sumavel DosePro and any additional product candidates that may receive regulatory approval may impair our ability to effectively market and sell such product candidates.*

Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force currently comprised of approximately 95 representatives primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro was also being marketed by Astellas in the United States and promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists by approximately 400 Astellas sales representatives. Our Astellas agreement terminated on March 31, 2012, and in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences we may, and in order to promote any additional product candidates that receive regulatory approval to these physician audiences we will, need to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such product and/or product candidates. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to co-promote or otherwise commercialize any product and/or product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product and/or product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro and any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow our business. In that regard, our DosePro delivery system cannot be used with drug formulation volumes greater than 0.5 mL, which will likely limit its use with drugs requiring larger formulation volumes.*

As part of our growth strategy we intend to seek to expand our product pipeline by exploring acquisition or in-licensing opportunities of proven drugs that can be paired with our DosePro needle-free drug delivery system. However, the current version of our DosePro drug delivery system cannot be used with drug formulation volumes greater than 0.5 mL. Many marketed and development-stage injectable products, including most biologics, have formulation volumes greater than 0.5 mL and would require reformulation, if possible, to accommodate the approved doses in smaller volumes that are compatible with DosePro. Any reformulation may increase the risk of failure during development, extend the development timelines, increase development costs and add complexity to the regulatory approval process and in some cases reformulation may not be possible. If we are not able to identify additional drug compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, our ability to develop additional product candidates and grow our business would be adversely affected. We and Battelle Memorial Institute, or Battelle, our technology co-marketing partner, are also seeking opportunities to out-license the DosePro technology to partners seeking to enhance, differentiate, or extend the life-cycle of their injectable products. However, there can be no assurance that our or Battelle’s efforts to secure such a partnership will be successful. If we are unable to secure partnerships with companies that have compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, we will not be able to generate revenues from out-licensing our DosePro technology.

We have initiated early stage design and development of a larger volume, second generation version of our DosePro technology to accommodate drug formulation volumes greater than 0.5 mL, which if successfully developed, would allow for a broader range of potential applications for our technology. However, the full development of such technology will require substantial investment and we may enter into a third-party collaboration in order to obtain additional financing to help fully develop such technology. For example, under our co-marketing and option agreement with Battelle, we granted Battelle an option to enter into an exclusive co-development and commercialization arrangement with us related to a 1.2 mL DosePro drug delivery technology. There is no guarantee that we or any potential future third-party collaborator, including Battelle should it exercise its option, will be able to successfully develop such a device technology, whether for financial or technical reasons or otherwise.

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

We may need to continue to increase the size of our organization, and we may experience difficulties in managing and financing growth.*

We increased our full-time employees from 48 as of October 31, 2009 to 157 as of March 31, 2012. In addition, we have expanded our sales force in the United States from approximately 80 sales representatives to approximately 95 sales representatives as of March 31, 2012 and we intend to increase our sales force if Zohydro is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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

Fluctuations in the value of the Euro or U.K. pound sterling could negatively impact our results of operations and increase our costs.*

Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the quarter ended March 31, 2012, $4.4 million (based on exchange rates as of March 31, 2012) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.*

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of the termination of our partnership with Astellas in March 2012 to co-promote Sumavel DosePro. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offering completed in September 2011, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss was $10.3 million in the first quarter of 2012, $83.9 million in 2011 and $73.6 million in 2010, and our cash used in operating activities was $14.7 million in the first quarter of 2012, $80.5 million in 2011 and $72.0 million in 2010. As of March 31, 2012, we had an accumulated deficit of $292.3 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years as a result of the expenses incurred in connection with our regulatory filings for Zohydro, the initiation of clinical development for Relday, any additional required testing for Zohydro, and the cost of the sales and marketing expense associated with Sumavel DosePro. In addition, if we obtain regulatory approval for Zohydro or any of our other product candidates, we expect to incur significant sales, marketing and manufacturing expenses as well as continued development expenses. As a result, we are and will remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. We cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.*

As of March 31, 2012, the principal amount of our total indebtedness was approximately $55.4 million. In July 2011, we completed the royalty financing transaction with Cowen Royalty, or the Cowen Financing agreement, which increased our total indebtedness by an additional $30.0 million. We have and expect to continue to make borrowings under our $10.0 million revolving credit facility to fund working capital and other cash needs and we may incur substantial additional indebtedness in the future, both under our $10.0 million revolving credit facility and any other debt facilities we may enter into in the future. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Similar to Sumavel DosePro, we submitted the NDA for Zohydro under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for hydrocodone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Zohydro, the FDA may require us, and did require us with respect to Sumavel DosePro, to perform additional studies or measurements to support approval. In addition, the FDA’s interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA’s approach. Future challenges, including a direct challenge to the approval of our products, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of our products. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our products.

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

The FDA, in consultation with the DEA, will require us to develop a comprehensive risk management program to reduce the inappropriate use of our product candidate, including restrictions on the manner in which it is marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. We submitted a REMS at the time of the NDA submission for Zohydro and developing such a program in consultation with the FDA may be a time-consuming process and could delay approval of our product candidate. Such a program or delays of any approval from the FDA could limit market acceptance of the product.

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

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established the Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If Sumavel DosePro or any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

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

•

new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2013;

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

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, it remains unclear the full effect that the PPACA would have on our business. Since its passage, a number of state governors have strenuously opposed certain of the PPACA’s provisions, in particular the mandate that all individuals must obtain insurance, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

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

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General of the U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of March 31, 2012, our patent portfolio included seven issued U.S. patents, three pending U.S. patent applications, 39 issued foreign patents and five pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Five of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007 and 7,901,385, are expected to expire in 2014, 2016 2017, 2026 and 2026, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Number 7,776,007 covers the cap and latch mechanism; and U.S. Patent No. 7,901,385 covers a casing for enclosing the injection devices. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these five patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a license agreement with Alkermes, pursuant to which we license key intellectual property for Zohydro. We also recently entered into a license agreement with Durect, pursuant to which we license key intellectual property for Relday. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

Risks Relating to the Securities Markets and an Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate substantially.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.76 to a high sale price of $3.04. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•

our ability to increase the productivity of or expand our sales force and/or partner with a new co-promotion partner following the termination of our co-promotion agreement with Astellas in March 2012;

•	announcements concerning our NDA for Zohydro;

•	FDA or international regulatory actions, including whether and when we receive regulatory approval for Zohydro or any of our other product candidates;

•	the development status of Relday or any of our other product candidates, including the results from our clinical trials;

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of March 31, 2012, we had research coverage by only four securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

Our executive officers and directors and their affiliates together control approximately 44% of our outstanding common stock, assuming no exercise of outstanding options or warrants, as of March 31, 2012. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2012, we had 65,372,792 shares of common stock outstanding. Of these shares, approximately 36,460,375 are freely tradable, without restriction, in the public market.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we performed system and process evaluation and testing of our internal controls over financial reporting which allowed management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2011 2011 if we are no longer a non-accelerated filer. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(4)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(4)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(4)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

10.1†	Co-Marketing and Option Agreement dated March 29, 2012 by and between the Registrant and Battelle Memorial Institute

10.2†	Sublease dated April 12, 2012 by and between the Registrant and Relational Investors, LLC

10.3	Independent Director Compensation Policy as amended and restated effective April 16, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101	The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2012, filed on May 15, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.
(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.
(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: May 15, 2012	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary