Form 10-Q
period 2012-06-30
ZOGENIX, INC.
filed 2012-08-09
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 8, 2012 was 100,656,145.

ZOGENIX, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,974	$56,525
Trade accounts receivable, net	4,894	4,913
Inventory, net	15,014	16,251
Prepaid expenses and other current assets	2,451	2,210

Total current assets	44,333	79,899

Property and equipment, net	14,091	14,590
Other assets	6,472	6,151

Total assets	$64,896	$100,640

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,733	$5,168
Accrued expenses	12,390	11,093
Accrued compensation	3,377	3,805
Revolving credit facility	4,694	5,081
Long-term debt, current portion	11,627	9,758
Deferred revenue, current portion	0	8,462

Total current liabilities	36,821	43,367

Long-term debt, less current portion	36,120	42,070
Other long-term liabilities	6,963	5,891

Commitments and contingencies
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	294,392	291,252
Accumulated deficit	(309,466)	(282,005)

Total stockholders’ equity	(15,008)	9,312

Total liabilities and stockholders’ equity	$64,896	$100,640

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Net product revenue	$8,030	$8,674	$17,915	$16,151
Contract revenue	0	1,563	8,462	3,126

Total revenue	8,030	10,237	26,377	19,277

Operating expenses:
Cost of sales	4,167	3,975	9,229	8,850
Royalty expense	315	333	672	630
Research and development	6,381	8,882	12,345	17,406
Selling, general and administrative	12,068	15,039	26,717	27,940

Total operating expenses	22,931	28,229	48,963	54,826

Loss from operations	(14,901)	(17,992)	(22,586)	(35,549)

Other income (expense):
Interest income	10	3	29	19
Interest expense	(2,589)	(1,261)	(5,267)	(2,515)
Change in fair value of warrant liability	(91)	0	(42)	0
Change in fair value of embedded derivatives	330	0	368	0
Other income (expense)	72	79	42	(103)

Total other income (expense)	(2,268)	(1,179)	(4,870)	(2,599)

Net loss before income taxes	(17,169)	(19,171)	(27,456)	(38,148)
Provision for income taxes	0	(6)	(5)	(13)

Net loss	$(17,169)	$(19,177)	$(27,461)	$(38,161)

Net loss per share, basic and diluted	$(0.26)	$(0.56)	$(0.42)	$(1.12)

Weighted average shares outstanding, basic and diluted	65,449	34,018	65,409	34,015

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities:
Net loss	$(27,461)	$(38,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,794	2,183
Depreciation and amortization	790	791
Amortization of debt issuance costs and non-cash interest	797	782
Change in fair value of warrant liability	42	0
Change in fair value of embedded derivatives	(368)	0
Changes in operating assets and liabilities:
Trade accounts receivable	19	1,256
Inventory, net	1,237	(263)
Prepaid expenses and other current assets	(260)	(104)
Other assets	(426)	58
Accounts payable and accrued expenses	1,830	(901)
Deferred rent	2	(30)
Deferred revenue	(8,462)	(6,118)

Net cash used in operating activities	(29,466)	(40,507)

Investing activities:
Purchases of property and equipment	(291)	(366)

Net cash used in investing activities	(291)	(366)

Financing activities:
Proceeds from revolving credit facility	9,899	4,242
Payments on borrowings of debt	(15,040)	(4,883)
Proceeds from exercise of common stock options	2	14
Proceeds from issuance of common stock	345	0

Net cash used in financing activities	(4,794)	(627)

Net decrease in cash and cash equivalents	(34,551)	(41,500)
Cash and cash equivalents at beginning of period	56,525	49,172

Cash and cash equivalents at end of period	$21,974	$7,672

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Management expects operating losses and negative cash flows to continue for at least the next several years as the Company continues to incur costs related to the continued development of its product candidates and commercialization of its approved product. Management may pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies if required to further support its planned operations. There can be no assurance that the Company will be able to obtain any source of financing on acceptable terms, or at all.

2.	Summary of Significant Accounting Policies

Financial Statement Preparation and Use of Estimates

The unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared by Zogenix, Inc. according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.

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

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses (excluding warrant liability), accrued compensation, borrowings under the revolving credit facility, and current portion of long-term debt, included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The long-term liability for the two annual tail payments due to Astellas Pharma US, Inc. (Astellas) (See Note 4) for the termination of the Company’s co-promotion agreement were measured at fair value using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Healthcare Royalty Partners (Healthcare Royalty) (formerly Cowen Healthcare Royalty Partners II, LP).

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

We classify our cash equivalents within Level 1 of the fair value hierarchy because we value our cash equivalents using quoted market prices. We classify our common stock warrant liability and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2012
Assets
Money market fund shares(1)	$12,281	0	0	$12,281

Liabilities
Common stock warrant liability(2)	$0	0	387	$387
Embedded derivative liabilities(3)	$0	0	477	$477

At December 31, 2011
Assets
Money market fund shares(1)	$49,752	0	0	$49,752

Liabilities
Common stock warrant liability(2)	$0	0	345	$345
Embedded derivative liabilities(3)	$0	0	845	$845

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheets.
(2)	Common stock warrants measured at fair value using the Black-Scholes option pricing valuation model are included as a component of accrued expenses on the consolidated balance sheets. The assumptions used in the Black-Scholes option pricing valuation model were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the warrant liability is the expected volatility based upon the historical volatility of comparable companies. Significant increases in the volatility of comparable companies would result in a higher fair value measurement.

(3)	Embedded derivative liabilities measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheets. The assumptions used in the discounted cash flow valuation models include: (a) management’s revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Healthcare Royalty receiving revenue interest payments over the term of the financing agreement; (c) probability of bankruptcy; (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; (e) the probability of a change in control occurring during the term of the Healthcare Royalty financing agreement; and (f) the probability of an exercise of the embedded derivative instruments. The significant unobservable inputs used in measuring the fair value of the embedded derivatives are management’s revenue projections. Significant decreases in these significant inputs would result in a higher fair value measurement.

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

	Common Stock Warrant Liability	Embedded Derivative Liabilities
Balance at December 31, 2011	$345	$845
Changes in fair value	42	(368)

Balance at June 30, 2012	$387	$477

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net loss	$(17,169)	$(19,177)	$(27,461)	$(38,161)
Denominator
Weighted average common shares outstanding	65,449	34,022	65,409	34,021
Weighted average shares subject to repurchase	0	(4)	0	(6)

Weighted average shares outstanding, basic and diluted	65,449	34,018	65,409	34,015

Basic and diluted net loss per share	$(0.26)	$(0.56)	$(0.42)	$(1.12)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock warrants	508	283	508	283
Common stock subject to repurchase	0	2	0	2
Common stock options and restricted stock units	9,478	3,389	9,478	3,389

	9,986	3,674	9,986	3,674

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

3.	Inventory, net (in thousands)

	June 30,	December 31,
	2012	2011
Raw materials	$4,243	$5,260
Work in process	8,197	7,338
Finished goods	2,574	3,653

	$15,014	$16,251

4.	Collaboration and Financing Agreements

Mallinckrodt LLC Co-Promotion Agreement

On June 6, 2012, the Company and Mallinckrodt LLC (Mallinckrodt) entered into a co-promotion agreement (the Co-Promotion Agreement). Under the terms of the Co-Promotion Agreement, Mallinckrodt was granted a co-exclusive right (with the Company) to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt’s sales team will begin selling Sumavel DosePro to its customer base of prescribers in August 2012. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the Co-Promotion Agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. The Company remains responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, Company will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse the Company for all other promotional materials used.

In partial consideration of Mallinckrodt’s sales efforts, the Company will pay Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt’s prescriber audience over a baseline amount of net sales to the same prescriber audience (the Baseline Net Sales). In addition, upon completion of the co-promotion term in June 30, 2014 (unless otherwise extended), and only if the Co-Promotion Agreement is not terminated as a result of certain circumstances, the Company will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the Baseline Net Sales during the first full 12 months following the last day of the term.

Mallinckrodt may terminate the Agreement with sixty days’ notice in the event a material change is made to the net sales price of Sumavel DosePro that would result in a material adverse effect to Mallinckrodt’s financial return (as defined in the Co-Promotion Agreement). Mallinckrodt may also terminate the Co-Promotion Agreement if its request for the inclusion on its call list of a certain number of additional prescribers is not mutually agreed upon. Lastly, Mallinckrodt may terminate the Co-Promotion Agreement if a governmental authority takes action or raises an objection that prevents or would reasonably be expected to make it unlawful for Mallinckrodt to perform, or subject Mallinckrodt to any penalty or claim, investigation or similar action related to, its obligations under the Co-Promotion Agreement, in the event of Company’s inability to meet trade demand for commercial product or where a third party files an action alleging that the making or selling of Sumavel DosePro infringes the intellectual property rights of such third party.

The Company may terminate the Co-Promotion Agreement with sixty days’ notice if Mallinckrodt does not achieve an agreed-upon minimum sales effort. Either party may terminate the agreement if certain minimum net sales thresholds are not met for any quarter ending after December 31, 2012 or certain levels of prescriptions are not met in a specified period. In addition, either party may terminate the Co-Promotion Agreement related to safety concerns, in the event of a change of control of itself or the other party (excluding with respect to Mallinckrodt, any public spin-off of Mallinckrodt from its corporate parent Covidien plc), upon the introduction of a generic product, in connection with the material breach of the other party’s obligations or if a bankruptcy event occurs under certain circumstances.

For the three and six months ended June 30, 2012 and 2011, the Company incurred no service fee expenses as Mallinckrodt had not initiated selling activities.

Astellas Pharma US, Inc. Co-Promotion Agreement

In July 2009, the Company entered into the co-promotion agreement with Astellas (Astellas Co-Promotion Agreement). Under the terms of the agreement, the Company granted Astellas the co-exclusive right (with the Company) to market and sell Sumavel DosePro in the United States until June 30, 2013. Under the Astellas Co-Promotion Agreement, both Astellas and the Company were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro during the term. On December 20, 2011, the Company entered into an amendment to the Astellas Co-Promotion Agreement, or the amended Astellas Co-Promotion Agreement, whereby the agreement terminated on March 31, 2012.

In connection with the execution of the Astellas Co-Promotion Agreement, Astellas made a non-refundable up-front payment of $2,000,000 and made an additional $18,000,000 of payments to the Company upon the achievement of a series of milestones. In consideration for Astellas’ performance of its commercial efforts, the Company paid Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to primary care physicians, OB/GYNs, emergency medicine physicians, and urologists in the United States (Astellas Segment).

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations over the term of the Astellas Co-Promotion Agreement. For the three months ended June 30, 2012 and 2011, the Company recognized $0 and $1,563,000, respectively, of contract revenue. For the six months ended June 30 2012 and 2011, the Company recognized $8,462,000 and $3,126,000, respectively, of contract revenue.

The Company is required to make two annual tail payments to Astellas, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was estimated at a total of $5,291,000 based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. As of June 30, 2012, the tail payment liability is $4,490,000, and $164,000 and $321,000 of related interest expense was recognized during the three and six months ended June 30, 2012, respectively.

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the Astellas Co-Promotion Agreement, and consequently, the remaining $8,462,000 of these deferred contract revenues as of December 31, 2011 was recognized during the three months ended March 31, 2012.

Further, under the terms of the amended Astellas Co-Promotion Agreement, Astellas contributed its agreed upon portion of marketing expenses through March 31, 2012, and continued to earn a service fee based on product sales to the Astellas Segment during that period. As of April 1, 2012, the Company is no longer required to pay service fees to Astellas for sales of Sumavel DosePro. Additionally, beginning in the second quarter of 2012, the Company’s sales force assumed full responsibility for the commercialization and the continued marketing of Sumavel DosePro, expanding their focus to include headache specialists, neurologists and primary care physicians in the United States. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses, inclusive of the estimated cost of the tail payments owed upon the termination of the agreement.

For the three months ended June 30, 2012 and 2011, the Company recognized shared marketing expense of $56,000 and $864,000, respectively, under the Astellas Co-Promotion Agreement. For the six months ended June 30, 2012 and 2011, the Company recognized shared marketing expense of $253,000 and $1,148,000, respectively. For the three months ended June 30, 2012 and 2011, the Company incurred $58,000 and $1,675,000 in service fee expenses, respectively. For the six months ended June 30, 2012 and 2011, the Company incurred $1,757,000 and $3,184,000 in service fee expenses, respectively.

Healthcare Royalty Financing Agreement

On July 18, 2011, the Company closed the royalty financing agreement (the Financing Agreement) with Healthcare Royalty. Under the terms of the Financing Agreement, the Company borrowed $30,000,000 from Healthcare Royalty (the Borrowed Amount) and the Company agreed to repay such Borrowed Amount together with a return to Healthcare Royalty, as described below, out of the Company’s direct product sales, co-promotion revenues and out-license revenues (collectively, “Revenue Interest”) that the Company may record or receive as a result of worldwide commercialization of the Company’s products including Sumavel DosePro, Zohydro ER and other future products.

In addition, upon the closing of and in connection with the Financing Agreement, the Company issued and sold to Healthcare Royalty $1,500,000 of the Company’s common stock, or 388,601 shares, at a price of $3.86 per share. The Company also issued to Healthcare Royalty a warrant exercisable for up to 225,000 shares of the Company’s common stock. The warrant is exercisable at $9.00 per share and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside the control of the Company, the warrant was recorded as a current liability and marked to market at each reporting date using the Black-Scholes option pricing valuation model (see Note 2).

Under the Financing Agreement, the Company is obligated to pay to Healthcare Royalty:

•

5% to 5.75% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (initially 5% and then 5.75% after the co-promotion agreement with Astellas terminated on March 31, 2012, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro ER is commercialized in the four calendar quarters immediately following the effective date of termination);

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

Net sales of Sumavel DosePro outside the United States are only included in the Revenue Interest if such net sales exceed $10,000,000. Once the aggregate payments, including the fixed payments described below, made by the Company to Healthcare Royalty equal $75,000,000, the percentage of Revenue Interest owed to Healthcare Royalty is reduced to 0.5% for the remainder of the term of the Financing Agreement, with only Sumavel DosePro and Zohydro ER subject to the Revenue Interest payments thereafter. The Company is also obligated to make three fixed payments of $10,000,000 on (or before at the option of the Company) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the Company’s $25.0 million amended and restated loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (Amended Oxford/SVB Loan Agreement), while balances remain outstanding under that facility. Unless terminated as discussed below, the Financing Agreement terminates on March 31, 2018.

The obligation of the Company to make the Revenue Interest payments during the term of the Financing Agreement are secured under a security agreement by a security interest in all assets of the Company, including intellectual property and other rights of the Company to the extent necessary or used to commercialize the Company products. Healthcare Royalty entered into an intercreditor agreement under which its security interest was junior to the security interest of the lenders under the Company’s $25.0 million loan and security agreement. The intercreditor agreement terminated on July 30, 2012 when the Company terminated its $25.0 million loan and security agreement. Healthcare Royalty’s security interest will be extinguished at the end of the term or once the aggregate payments made by the Company to Healthcare Royalty equal to $75,000,000, whichever is sooner. The Company has agreed to specified positive and negative covenants in connection with the Financing Agreement.

The Company has the option to terminate the Financing Agreement at the Company’s election in connection with a change of control of the Company, upon the payment of a base amount of $52,500,000, or, if higher, an amount that generates a 19% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Healthcare Royalty up to the date of prepayment.

Healthcare Royalty has the option to terminate the Financing Agreement at its election in connection with a change of control of the Company (which includes the sale, transfer, assignment or licensing of the Company’s rights in the United States to either Sumavel DosePro or Zohydro ER), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in the Company’s business), as defined in the Financing Agreement. Upon such a termination by Healthcare Royalty, the Company is obligated to make a payment of a base amount of $45,000,000, or, if higher, an amount that generates a 17% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Healthcare Royalty up to the date of prepayment.

The rights of the Company and Healthcare Royalty to terminate the Financing Agreement early meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of June 30, 2012 is $477,000 and is included in other long-term liabilities.

The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Healthcare Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Healthcare Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income (expense) in relation to the change in the fair value of the common stock warrant and embedded derivatives of $(91,000) and $330,000, respectively, for the three months ended June 30, 2012 and 2011, and $(42,000) and $368,000, respectively, for the six months ended June 30, 2012 and 2011 in the statement of operations.

5.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	0.7% to 1.0%	1.8% to 2.6%	0.2% to 1.2%	1.8% to 2.6%

Expected term	5.0 to 6.1 years	5.1 to 6.1 years	5.0 to 6.1 years	5.0 to 6.1 years

Expected volatility	81.5% to 82.8%	72.3% to 75.2%	80.6% to 82.8%	72.3% to 89.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$47	$36	$76	$62
Research and development	236	186	431	331
Selling, general and administrative	1,255	1,010	2,287	1,790

Total	$1,538	$1,232	$2,794	$2,183

As of June 30, 2012, there was approximately $14,557,000 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 3.3 years.

6.	Operating Lease

In April 2012, the Company entered into an operating lease for approximately 13,124 rentable square feet of office space located in San Diego, California. The Company uses the leased premises as its new corporate headquarters, and the new space replaces the Company’s former San Diego office lease that expired in April 2012. The term of the lease commenced on April 23, 2012 and will expire on November 27, 2014. The initial base rent is $34,122 per month, with rent being abated for the second, third and fourth months of the lease term. The base rent will increase approximately 3% on an annual basis throughout the term. The lease also requires the Company to pay, following the first 12 lease months, additional rent consisting of a portion of common area and pass-through expenses in excess of base year amounts.

7.	Subsequent Events

On July 27, 2012, the Company completed a public offering (Offering) of common stock and warrants for net proceeds of approximately $65,510,000 (including over-allotment purchase), after deducting underwriting discounts and commissions of approximately $4,207,000 and estimated offering expenses of $400,000. Costs directly associated with the Offering were capitalized and recorded as deferred offering costs prior to the closing of the Offering. The Company sold a total of 32,500,000 shares of its common stock and warrants to purchase 14,625,000 shares of common stock (excluding over-allotment purchase) in the Offering, at a purchase price of $1.99 per share of common stock and $0.01 per share underlying each warrant. The underwriters were granted a 30-day option to cover over-allotments, if any, to purchase up to an additional 4,875,000 shares of common stock and warrants to purchase 2,193,750 shares of common stock, of which the underwriters have exercised their option with respect to 2,558,300 shares of common stock and warrants for 1,151,235 shares of common stock. The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance. In the event of an extraordinary transaction, as described in the warrants and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of the Company’s common stock, the holders of the warrants will generally be entitled to receive upon exercise of the warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the warrants immediately prior to such extraordinary transaction. However, in the event of an extraordinary transaction, other than (1) a transaction in which a successor entity that is a publicly traded corporation assumes the warrants such that the warrants shall be exercisable for the publicly traded common stock of such entity or (2) an all-cash transaction, the Company or any successor entity shall pay, at the warrant holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model.

On July 30, 2012, the Company terminated its Amended Oxford/SVB Loan Agreement. The Amended Oxford/SVB Loan Agreement consisted of a $25.0 million term loan and a $10.0 million revolving credit facility. The obligations under the amended Oxford/SVB loan agreement were collateralized by the Company’s intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25.0 million term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10.0 million was available to be borrowed within a specified percentage of the Company’s eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, the Company paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. The outstanding balance of the term loan at June 30, 2012 and December 31, 2011 was $20.3 million and $25.0 million, respectively. The outstanding balance of the revolving credit facility at June 30, 2012 and December 31, 2011 was $4.7 million and $5.1 million, respectively.

In connection with the termination of the Amended Oxford/SVB Loan Agreement, the Company repaid $19.5 million of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, the Company was also required to make a final payment of $1.2 million and a prepayment premium of $0.4 million, or 2% of the then outstanding principal. The Company also paid a $0.1 million prepayment premium to terminate the revolving credit facility. As a result of the termination of the

Amended Oxford/SVB Loan Agreement, the lenders will no longer have a security interest in the Company’s intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).

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

•

our ability to successfully execute our sales and marketing strategy for the commercialization of Sumavel DosePro and our dependence on our collaboration with Mallinckrodt LLC to promote Sumavel DosePro to a prescriber audience in the Unites States;

•	the target action date for the FDA to complete its review of the Zohydro ER NDA and the potential for, and timing of, regulatory approval of Zohydro ER by the FDA;

•	the potential for delays associated with any additional data required to be submitted by us in support of our NDA for Zohydro ER;

•	the progress and timing of clinical trials for Relday;

•

the timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including foreign regulatory agencies, and demonstrating the safety and efficacy of Zohydro ER or any other product candidates to the satisfaction of the FDA and such other agencies;

•	adverse side effects or inadequate therapeutic efficacy of Sumavel DosePro that could result in product recalls, market withdrawals or product liability claims;

•	the safety and efficacy of Zohydro ER and our other product candidates;

•	the market potential for migraine treatments, and our ability to compete within that market;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	estimates of the capacity of manufacturing and other facilities to support our product and product candidates;

•	our ability to ensure adequate and continued supply of Sumavel DosePro to successfully meet anticipated market demand;

•	our expected remaining third party research and development costs for Zohydro ER;

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

DosePro®, Intraject®, Relday™, Sumavel®, Zogenix™ and Zohydro™ ER are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

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

Overview

Background

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration, or FDA, that allows for the needle-free, subcutaneous delivery of medication. In June 2012, we entered into a co-promotion agreement with Mallinckrodt pursuant to which we granted to Mallinckrodt a co-exclusive right, with us, to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States, beginning in August 2012. Our lead product candidate, Zohydro ER (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted the New Drug Application, or NDA, for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a Prescription Drug User Fee Act (PDUFA) target date of March 1, 2013. Based on a recent discussion with the FDA, we anticipate the agency will convene an advisory committee for Zohydro ER during the PUDFA review period. The advisory committee provides the FDA with independent expert advice and recommendations; however the final decision regarding approval is made by the FDA.

We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect Corporation’s SABER™ controlled-release formulation technology in combination with our DosePro needle-free, subcutaneous drug delivery system through a July 2011 development and license agreement with Durect. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first once-monthly, subcutaneous antipsychotic product available in a needle-free delivery system. In May 2012 we filed an investigational new drug, or IND, application with the FDA. In July 2012, we initiated our first IND clinical trial for Relday. This Phase 1 clinical trial is a single-center, open-label, safety and pharmacokinetic trial that will enroll 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We expect that study results will be available by the end of 2012.

In addition to Relday, we are also evaluating the market potential, formulation requirements and clinical development pathway of an additional central nervous system compound that could be paired with DosePro to enhance its commercial attractiveness. We are also seeking to capitalize on our DosePro drug delivery technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life cycle of their proprietary injectable products. In March 2012, we entered into a Co-Marketing and Option Agreement with Battelle Memorial Institute, or Battelle, pursuant to which we granted to Battelle the exclusive right to co-market our DosePro drug delivery technology to a specified list of Battelle’s pharmaceutical clients.

We have experienced net losses and negative cash flow from operating activities since inception, and as of June 30, 2012, had an accumulated deficit of $309.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the initiation of clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of June 30, 2012, we had cash and cash equivalents of $22.0 million.

On July 27, 2012, we completed a public offering of common stock and warrants for net proceeds of approximately $65.5 million (including over-allotment purchase), after deducting underwriting discounts and commissions of approximately $4.2 million and estimated offering expenses of $0.4 million. Costs directly associated with the offering were capitalized and recorded as deferred offering costs prior to the closing of the offering. We sold a total of 32,500,000 shares of our common stock and warrants to purchase 14,625,000 shares of common stock (excluding over-allotment purchase) in the offering, at a purchase price to the public of $1.99 per share of common stock and $0.01 per share underlying each warrant. The underwriters were granted a 30-day option to cover over-allotments, to purchase up to an additional 4,875,000 shares of common stock and warrants to purchase 2,193,750 shares of common stock, of which the underwriters have exercised their option with respect to 2,558,300 shares of common stock and warrants for 1,151,235 shares of common stock. The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will on July 27, 2017, which is five years from the date of issuance.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2012, together with the net proceeds raised in connection with the recent equity offering, future proceeds from the sale of Sumavel DosePro and after taking into account our repayment of the outstanding amounts owed on the term loan and security agreement and related revolving credit facility with Oxford Finance LLC, and Silicon Valley Bank, or SVB, we will have sufficient resources to fund our operations for the next 12 months.

We may need to obtain additional capital to finance our operations beyond that point through debt or equity financings or through collaborations or partnerships with other companies. There can be no assurance that we will be able to obtain any source of financing on acceptable terms, or at all, if required. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Mallinckrodt LLC Co-Promotion Agreement

On June 6, 2012, we and Mallinckrodt entered into a co-promotion agreement. Under the terms of the co-promotion agreement Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. We remain responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, we will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse us for all other promotional materials used.

In partial consideration of Mallinckrodt’s sales efforts, we will pay Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt’s prescriber audience over a baseline amount of net sales to the same prescriber audience, or baseline net sales. In addition, upon completion of the co-promotion term in June 30, 2014 (unless otherwise extended), and only if the co-promotion agreement is not terminated as a result of certain circumstances, we will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the baseline net sales during the first full twelve months following the last day of the term.

For the three and six months ended June 30, 2012 and 2011, we did not incur service fee expense as Mallinckrodt had not initiated selling activities.

Astellas Co-Promotion Agreement

We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our co-promotion partner, Astellas Pharma US, Inc., or Astellas. Under our co-promotion agreement with Astellas that we entered into in July 2009, or the Astellas co-promotion agreement, Astellas primarily promoted Sumavel DosePro to primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively, the Astellas Segment, in the United States. Our sales force historically promoted Sumavel DosePro primarily to neurologists and other key prescribers of migraine medications, including headache clinics and headache specialists in the United States. We jointly shared in the cost of advertising, marketing and other promotional activities related to the Sumavel DosePro brand and were required to provide minimum levels of sales effort to promote Sumavel DosePro. In December 2011, we entered into an amendment to the Astellas co-promotion agreement, or the amended Astellas co-promotion agreement, whereby the agreement terminated on March 31, 2012.

Under the terms of the amended Astellas co-promotion agreement, we are required to make two annual tail payments to Astellas, estimated as a total of $5.5 million, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date and is payable in July 2013 and July 2014. The fair value of the tail payments will be accreted through interest expense on a monthly basis through the date of payment. As of June 30, 2012, the long-term tail payment liability was $4.5 million, net of the discount, and there was $0.2 million and $0.3 million of related interest expense recognized during the three and six months ended June 30, 2012, respectively. Additionally, beginning in the second quarter of 2012, pursuant to a promotion transition plan, our field sales force of approximately 95 representatives assumed full responsibility from approximately 400 Astellas sales representatives for the continued marketing of Sumavel DosePro. This promotion transition expanded our focus to include a portion of the high-prescribing primary care physicians previously covered by Astellas under the Astellas co-promotion agreement.

At the inception of the Astellas co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and made an additional $18.0 million of payments to us upon the achievement of a series of milestones. These proceeds are reflected as $8.5 million of deferred revenues on our consolidated balance sheet at December 31, 2011. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over 42 months (the original term of the agreement). Upon amendment of the Astellas co-promotion agreement on December 20, 2011, the remaining deferred proceeds were recognized as contract revenues on a ratable basis over 3.4 months (the remaining term of the amended agreement). This acceleration in the recognition of the contract proceeds resulted in the recognition of $8.5 million of contract revenue during the three months ended March 31, 2012.

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

For the three months ended June 30, 2012 and 2011, we recognized shared marketing expense of $0.1 million and $0.9 million, respectively, and for the six months ended June 30, 2012 and 2011, we recognized shared marketing expense of $0.3 million and $1.1 million, respectively. For the three months ended June 30, 2012 and 2011, the Company incurred $0.1 million and $1.7 million in service fee expenses, respectively, and for the six months ended June 30, 2012 and 2011, the Company incurred $1.8 and $3.2 million in service fee expenses, respectively.

Revenues

For the three months ended June 30, 2012 and 2011 we recognized $8.0 million and $8.7 million, respectively, in net product revenues, and for the six months ended June 30, 2012 and 2011 we recognized $17.9 million and $16.2 million, respectively, in net product revenues. For the three months ended June 30, 2012 and 2011 we recognized $0 and $1.6 million, respectively, in contract revenues, and for the six months ended June 30, 2012 and 2011 we recognized $8.5 million and $3.1 million, respectively, in contract revenues in each case associated with license and milestone payments made to us by Astellas under the Astellas co-promotion agreement.

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

We have monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2011 and for the six months ending June 30, 2012 included a disproportionately high amount of returns from a single retail chain. In addition, we have also experienced a high level of returned product from our initial launch stocking initiatives. We may experience higher levels of returns due to the termination of the Astellas co-promotion agreement on March 31, 2012 and the potential fall-off of prescription demand in territories that may no longer be supported with direct promotional efforts. We consider these factors as well as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Because of the shelf life of Sumavel DosePro and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product shipped in the three and six months ended June 30, 2012 would have a cumulative financial statement impact of approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2012. As our returns reserve also includes product shipped prior to 2012 that is within the product return period, our financial statements may be further affected if we experience higher levels of returns than estimated.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of June 30, 2012, wholesale distributors reported approximately three weeks of our product on hand.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units sold to wholesale pharmaceutical distributors and retail pharmacies, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. For the three months ended June 30, 2012 and 2011, our cost of sales was $4.2 million and $4.0 million, respectively, and for the six months ended June 30, 2012 and 2011 our cost of sales was $9.2 million and $8.9 million, respectively. Our product gross margin for the three months ended June 30, 2012 and 2011 was 48% and 54%, respectively, and our product gross margin for the six months ended June 30, 2012 and 2011 was 48% and 45%, respectively.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm Corporation upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. During each of the three months ended June 30, 2012 and 2011, we incurred $0.3 million in royalty expense to Aradigm, and for the six months ended June 30, 2012 and 2011, we incurred $0.7 million and $0.6 million, respectively, in royalty expense to Aradigm.

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

In March 2010, we initiated our Phase 3 clinical development program for Zohydro ER. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. We track third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the three months ended June 30, 2012 and 2011, we incurred $4.0 million and $6.4 million in third party research and development costs related to Zohydro ER, respectively. For the six months ended June 30, 2012 and 2011, we incurred $7.1million and $12.9 million in third party research and development costs related to Zohydro ER, respectively. The third party research and development costs for the three and six months ended June 30, 2012 included $1.8 million in fees related to the submission of the NDA for Zohydro ER to the FDA and $1.0 million for a milestone payment made to Alkermes in connection with the NDA submission.

In July 2012 we initiated our first IND clinical trial for Relday. Under the Relday license agreement, Durect is responsible for non-clinical, formulation, chemistry, and manufacturing and controls development for Relday. We paid a non-refundable upfront fee to Durect of $2.25 million in July 2011. In addition, we incurred $0.6 million and $1.7 million in research and development costs payable to Durect during the three and six months ended June 30, 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Research and development expenses:
Zohydro	$4,081	$6,394	$7,127	$12,894
Relday	751	708	2,081	1,209
Sumavel DosePro	204	117	346	209
Other (1)	1,345	1,663	2,791	3,094

Total	$6,381	$8,882	$12,345	$17,406

(1)	Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

We expect our research and development costs for 2012 to decrease over amounts incurred in 2011 as we completed the Phase 3 clinical trials for Zohydro ER in December 2011. We incurred the cost of a $1.0 million milestone payment to Alkermes in the second quarter of 2012 in connection with the submission of the NDA for Zohydro ER to the FDA. We may be obligated to pay Alkermes up to $2.8 million in total additional future milestone payments with respect to Zohydro ER depending upon the achievement of other various development and regulatory events. These future milestone payments include a payment of $0.8 million upon successful completion of an FDA pre-approval inspection of our manufacturing facility. If Zohydro ER is approved, we are also required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

While we submitted an NDA for Zohydro ER with the FDA early in the second quarter of 2012, and the FDA accepted our NDA in July 2012 as being sufficiently complete for a full review, the successful development and commercialization of Zohydro ER is highly uncertain. We also expect to incur customary regulatory costs associated with the NDA, which will be significant. If Zohydro ER is approved, we also expect to incur significant expenses related to manufacturing and marketing activities. However, at this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of Zohydro ER after submission of our NDA filing, if or when Zohydro ER will receive regulatory approval and, if approved, if and when material net cash inflows may commence from Zohydro ER or the amount of any such inflows. This is due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the costs, timing and outcome of regulatory review of Zohydro ER;

•	the costs, timing and outcome of any additional pre-clinical studies and clinical trials for Zohydro ER, if required;

•	the scope of the Risk Evaluation and Mitigation Strategy for Zohydro ER and the timing and costs associated therewith;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•

the potential for future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and commercialization plans and capital requirements;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the emergence of competing technologies and products and other adverse marketing developments;

•	the effect on our product development activities of actions taken by the FDA or other regulatory authorities; and

•	our degree of success in commercializing Zohydro ER, if approved.

A change in the outcome of any of these variables with respect to the development of Zohydro ER could mean a significant change in the costs and timing associated with these efforts.

We also expect to incur costs associated with clinical studies for our early-stage product candidates and manufacturing development for our DosePro technology. We expect to incur total research and development costs of approximately $3.0 million to $3.5 million in 2012 for initial clinical studies for Relday. We also expect to incur total research and development costs of approximately $0.1 million to $0.3 million in 2012 for the development of the Sumavel DosePro 4 mg line extension and sound enhancement of the DosePro technology.

Selling, General and Administrative Expenses

Our selling expenses, which include sales and marketing costs, consist primarily of salaries and benefits of sales and marketing management and sales representatives, shared marketing and advertising costs and service fees under our Astellas co-promotion agreement prior to its termination in March 2012, sample product costs, and consulting fees.

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

Interest Expense

Interest expense consists of interest or revenue interest costs incurred in connection with our $30.0 million royalty financing agreement, or the Healthcare Royalty financing agreement, with Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, LP), or Healthcare Royalty, our $10.0 million revolving credit facility with Oxford and SVB, our $25.0 million loan and security agreement, or the amended Oxford/SVB loan agreement, the $4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital, and non-cash interest expense associated with amortization of debt discount and debt issuance costs, the estimated cost of revenue interest payments calculated under the effective interest method, and imputed interest from the two annual tail payments to Astellas. The outstanding principal balance of the GE Capital agreement was repaid in full on June 30, 2011. Further, the revolving credit facility and the amended Oxford/SVB loan agreement were repaid in full and terminated in July 2012.

We expect that interest expense will increase over 2011 levels due to a full year of borrowing under our $30.0 million Healthcare Royalty financing agreement that we entered into in July 2011, and the recognition of imputed interest from the two annual tail payments to Astellas related to the termination of our Astellas co-promotion agreement.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents non-cash expense associated with the changes in the fair value of the warrants to purchase common stock issued in connection with our Healthcare Royalty financing agreement.

Change in Fair Value of Embedded Derivatives

Change in fair value of embedded derivatives represents non-cash income from changes in the fair value of the embedded derivatives associated with the Healthcare Royalty Financing agreement.

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

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. For the year ending December 31, 2012, pursuant to Section 404 of the Sarbanes-Oxley Act, management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 as we are an accelerated filer.

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies during the six months ended June 30, 2012, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Revenue. Revenue for the three months ended June 30, 2012 was $8.0 million and $10.2 million for the three months ended June 30, 2011. Product revenue for the three months ended June 30, 2012 and 2011 was $8.0 million and $8.7 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the three months ended June 30, 2011 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, and product revenue for the three months ending June 30, 2012 consists of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable. The aggregate $0.6 million, or 7%, decrease in net product revenue is primarily due to a decrease in our average selling price per unit of approximately 19%, offset by an increase in unit volume of 14%. This decrease in our average selling price per unit was driven by charges related to estimated product returns and a 7% increase in product sales allowances as a percentage of gross product revenue through increased third-party payor contracting/rebates and patient incentives.

Contract revenue for the three months ended June 30, 2012 and 2011 was $0 and $1.6 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. On December 20, 2011 we amended our Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.

Cost of Sales. Cost of sales for the three months ended June 30, 2012 was $4.2 million and $4.0 million for the three months ended June 30, 2011. Product gross margin for the three months ended June 30, 2012 was 48% compared to 54% for the three months ended June 30, 2011. Cost of sales represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity (if any) and other manufacturing variances. The decrease in product gross margin of 6% was primarily a result of a decrease in product sales during the period, offset by a decrease in excess capacity charges of our contract manufacturing organizations during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Royalty Expense. Royalty expense was $0.3 million for each of the three months ended June 30, 2012 and 2011. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period.

Research and Development Expenses. Research and development expenses decreased to $6.4 million for the three months ended June 30, 2012 compared to $8.9 million for the three months ended June 30, 2011. This decrease of $2.5 million primarily was due to:

•

a decrease of $2.4 million in third party research and development costs related to the Phase 3 clinical trials for Zohydro ER, which were initiated in March 2010 and completed in December 2011 and includes $1.8 million in fees related to the submission of the NDA for Zohydro ER to the FDA in Q2’12 and $1.0 million for a milestone payment made to Alkermes in connection with the NDA submission; and

•

a decrease of $0.3 million in other development expenses primarily related to the development of our other product candidates and costs related to our employee and infrastructure resources that are not tracked on a program-by-program basis; offset by

•	an increase of $0.2 million in research and development costs related to the pre-clinical studies and formulation and stability testing for Relday.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.1 million for the three months ended June 30, 2012 compared to $15.0 million for the three months ended June 30, 2011. Selling expenses were $8.7 million for the three months ended June 30, 2012 compared to $11.5 million for the three months ended June 30, 2011. General and administrative expenses were $3.4 million for the three months ended June 30, 2012 compared to $3.5 million for the three months ended June 30, 2011. The decrease of $2.9 million in selling, general and administrative expenses primarily was due to:

•

a decrease of $2.8 million in sales and marketing expense primarily as a result of $1.8 million decrease in sampling efforts and $1.6 million decrease in service fees to Astellas, offset by $0.6 million increase in sales force costs due to an increase in the average number of sales representatives; and

•

a decrease of $0.1 million of general and administrative expenses primarily as a result of $0.8 million decrease in professional service related costs, such as legal and accounting and advisory services, offset by $0.7 million increase in facility and personnel related costs due to an increase in headcount.

Interest Income. Interest income increased to $10,000 for the three months ended June 30, 2012 compared to $3,000 for the three months ended June 30, 2011. This increase of $7,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $2.6 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011. The increase of $1.3 million was due primarily to:

•

an increase of $0.5 million in revenue interest payments related to the $30.0 million borrowed from Healthcare Royalty and $0.9 million in accrued non-cash interest expense based on our estimate of future revenue interest payments on this facility; and

•	an increase of $0.2 million in non-cash interest expense related to imputed interest from the two annual tail payments payable to Astellas; offset by

•	a decrease of $0.2 million in interest expense due to a lower average debt balance associated with the term loan under our amended Oxford/SVB loan agreement; and

•	a decrease of $0.1 million in interest expense due to a lower average debt balance associated with our revolving credit facility under our amended Oxford/SVB loan agreement.

Change in Fair Value of Warrant Liability. Change in fair value of warrant liability resulted in $91,000 of non-cash expense during the three months ended June 30, 2012, which was due to the change in fair value of warrant liability established in connection with the Healthcare Royalty financing agreement in July 2011.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.3 million of non-cash income during the three months ended June 30, 2012, which was due to the change in fair value of the embedded derivatives associated with the Healthcare Royalty Financing agreement in July 2011.

Other Income (Expense). Other income (expense) decreased to $72,000 of income for the three months ended June 30, 2012 compared to $79,000 of income for the three months ended June 30, 2011. Changes in other income (expense) were primarily related to foreign currency transaction gains and losses which primarily related to the settlement of our liabilities payable in Euro and U.K pound sterling.

Comparison of the six months ended June 30, 2012 and 2011

Revenue. Revenue for the six months ended June 30, 2012 was $26.4 million and $19.3 million for the six months ended June 30, 2011. Product revenue for the six months ended June 30, 2012 and 2011 was $17.9 million and $16.2 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the six months ended June 30, 2011 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, and product revenue for the six months ending June 30, 2012 consists of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable. The aggregate $1.7 million, or 11%, increase in net product revenue is primarily due to an increase in unit volume of 29%, offset by a decrease in our average selling price per unit of approximately 16%. This decrease in our average selling price per unit was driven by charges related to estimated product returns and a 7% increase in sales allowances as a percentage of gross product revenue through increased third-party payor contracting/rebates and patient incentives.

Contract revenue for the six months ended June 30, 2012 and 2011 was $8.5 million and $3.1 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. On December 20, 2011 we amended our Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.

Cost of Sales. Cost of sales for the six months ended June 30, 2012 was $9.2 million and $8.9 million for the six months ended June 30, 2011. Product gross margin for the six months ended June 30, 2012 was 48% compared to 45% for the six months ended June 30, 2011. Cost of sales represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity (if any) and other manufacturing variances. The improvement in product gross margin of 3% was primarily a result of a decrease in excess capacity charges of our contract manufacturing organizations during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Royalty Expense. Royalty expense increased to $0.7 million for the six months ended June 30, 2012 from $0.6 million for the six months ended June 30, 2011. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period. The $0.1 million increase in royalty expense is primarily due to the increase in net product sales.

Research and Development Expenses. Research and development expenses decreased to $12.3 million for the six months ended June 30, 2012 compared to $17.4 million for the six months ended June 30, 2011. This decrease of $5.1 million primarily was due to:

•

a decrease of $5.8 million in third party research and development costs related to the Phase 3 clinical trials for Zohydro ER, which were initiated in March 2010 and completed in December 2011, and also included $1.8 million in fees related to the submission of the NDA for Zohydro ER to the FDA in Q2’12 and an increase of $1.0 million for a milestone payment made to Astellas in connection with the NDA submission;

•

a decrease of $0.3 million in other development expenses primarily related to the development of our other product candidates and costs related to our employee and infrastructure resources that are not tracked on a program-by-program basis; offset by

•	an increase of $1.0 million in research and development costs related to the pre-clinical studies and formulation and stability testing for Relday.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $26.7 million for the six months ended June 30, 2012 compared to $27.9 million for the six months ended June 30, 2011. Selling expenses were $20.1 million for the six months ended June 30, 2012 compared to $21.4 million for the six months ended June 30, 2011. General and administrative expenses were $6.6 million for the six months ended June 30, 2012 compared to $6.5 million for the six months ended June 30, 2011. The decrease of $1.2 million in selling, general and administrative expenses primarily was due to:

•

a decrease of $1.3 million in sales and marketing expense primarily as a result of $1.5 million decrease in sampling efforts and other advertising and promotional activities, and $1.4 million decrease in service fees to Astellas, offset by $1.5 million increase in sales force costs due to an increase in the average number of sales representatives, and $0.1 million increase in non-cash stock-based compensation charges; and

•

an increase of $0.1 million of general and administrative expenses primarily as a result of $0.6 million increase in personnel costs due to an increase in headcount, and $0.4 million increase in facility and other general costs, offset by $0.9 million decrease in professional service related costs, such as legal and accounting and advisory services.

Interest Income. Interest income increased to $29,000 for the six months ended June 30, 2012 compared to $19,000 for the six months ended June 30, 2011. This increase of $10,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $5.3 million for the six months ended June 30, 2012 compared to $2.5 million for the six months ended June 30, 2011. The increase of $2.8 million was due primarily to:

•

an increase of $1.0 million in revenue interest payments related to the $30.0 million borrowed from Healthcare Royalty and $1.7 million in accrued non-cash interest expense based on our estimate of future revenue interest payments on this facility; and

•	an increase of $0.3 million in non-cash interest expense related to imputed interest from the two annual tail payments payable to Astellas; offset by

•	a decrease of $0.1 million in interest expense due to a lower average debt balance associated with the term loan under our amended Oxford/SVB loan agreement; and

•	a decrease of $0.1 million in interest expense due to a lower average debt balance associated with our revolving credit facility under our amended Oxford/SVB loan agreement.

Change in Fair Value of Warrant Liability. Change in fair value of warrant liability resulted in $42,000 of non-cash expense during the six months ended June 30, 2012, which was due to the change in fair value of warrant liability established in connection with the Healthcare Royalty financing agreement in July 2011.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.4 million of non-cash income during the six months ended June 30, 2012, which was due to the change in fair value of the embedded derivatives associated with the Healthcare Royalty financing agreement in July 2011.

Other Income (Expense). Other income (expense) increased to $42,000 of income for the six months ended June 30, 2012 compared to $0.1 million of expense for the six months ended June 30, 2011. Changes in other income (expense) were primarily related to foreign currency transaction gains and losses which primarily related to the settlement of our liabilities payable in Euro and U.K pound sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operating activities since inception, and as of June 30, 2012, had an accumulated deficit of $309.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the initiation of clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of June 30, 2012, we had cash and cash equivalents of $22.0 million.

On July 27, 2012, we completed a public offering of common stock and warrants for net proceeds of approximately $65.5 million (including over-allotment purchase), after deducting under writer discounts and commissions of approximately $4.2 million and estimated offering costs of $0.4 million.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our Astellas co-promotion agreement. Through June 30, 2012, we received aggregate net cash proceeds of approximately $275.2 million from the sale of shares of our preferred and common stock, including the following recent financing transactions and excluding the proceeds from our equity offering in July 2012:

•	in July 2011, we entered into the Healthcare Royalty financing agreement pursuant to which we sold 388,601 shares of our common stock, resulting in $1.4 million of net proceeds; and

•

in September 2011 and October 2011, we issued and sold a total of 30,711,566 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters’ option to purchase shares, for aggregate net proceeds of $57.9 million.

On July 30, 2012, we terminated our amended Oxford/SVB loan agreement. The amended Oxford/SVB Agreement consisted of a $25.0 million term loan and a $10.0 million revolving credit facility. The obligations under the amended Oxford/SVB loan agreement were collateralized by our intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25.0 million term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10.0 million was available to be borrowed within a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, we paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. The outstanding balance of the term loan at June 30, 2012 and December 31, 2011 was $20.3 million and $25.0 million, respectively. The outstanding balance of the revolving credit facility at June 30, 2012 and December 31, 2011 was $4.7 million and $5.1 million, respectively.

In connection with the repayment of the amended Oxford/SVB loan agreement, we repaid $19.5 million of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, we were also required to make a final payment of $1.2 million and a prepayment premium of $0.4 million, or 2% of the then outstanding principal. We also paid a $0.1 million prepayment premium to terminate the revolving credit facility. As a result of the termination of the amended Oxford/SVB loan agreement, the lendors will no longer have a security interest in our intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).

On July 18, 2011, we closed the Healthcare Royalty financing agreement. Under the terms of the Healthcare Royalty Financing agreement, we borrowed $30.0 million and we are obligated to repay such borrowed amount together with a specified return to Healthcare Royalty, through the payment of tiered royalties ranging from .5% to 5% of our direct product sales, co-promotion revenues and out-license revenues, or collectively, revenue interest, that we may record or receive as a result of worldwide commercialization of our products including Sumavel DosePro, Zohydro ER and other future products. Pursuant to the terms of the Healthcare Royalty financing agreement, our royalty rate increased to 5.75% in April 2012 in connection with the early termination of the Astellas co-promotion agreement, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro ER is commercialized in the four calendar quarters immediately following the effective date of termination.

We are also obligated to make three fixed payments of $10.0 million on (or before at our option) each of January 31, 2015, January 31, 2016 and January 31, 2017. Prepayment requires the consent of the lenders under the amended Oxford/SVB loan agreement while balances remain outstanding under that facility.

We have the option to terminate the Healthcare Royalty financing agreement at our election in connection with a change of control of our company, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interest and principal payments received by Healthcare Royalty up to the date of prepayment.

Healthcare Royalty has the option to terminate the Healthcare Royalty financing agreement at its election in connection with a change of control of our company (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro ER), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in our business), as defined in the Healthcare Royalty financing agreement. Upon such a termination by Healthcare

Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Healthcare Royalty up to the date of prepayment. Unless terminated earlier as discussed above, the Healthcare Royalty financing agreement terminates on March 31, 2018.

Any requirement that we repay the borrowed amount under the Healthcare Royalty financing agreement, whether as the result of our default under the applicable agreement or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Cash and Cash Equivalents. Cash and cash equivalents totaled $22.0 million and $56.5 million at June 30, 2012 and December 31, 2011, respectively.

The following table summarizes our cash flows from (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(29,466)	$(40,507)
Investing activities	(291)	(366)
Financing activities	(4,794)	(627)

Decrease in cash and cash equivalents	$(34,551)	$(41,500)

Operating Activities: Net cash used in operating activities was $29.5 million and $40.5 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used for the six months ended June 30, 2012 and 2011 primarily reflects the use of $23.4 million and $34.4 million, respectively, for operations (excluding non-cash items), which includes personnel-related costs, research and development costs (primarily related to the development of Zohydro ER and Relday), sales and marketing expenses for Sumavel DosePro and other professional services. Net cash used for the six months ended June 30, 2012 and 2011 also includes investments of $1.2 million and $(0.3) million, respectively, in commercial inventory of Sumavel DosePro, and $7.3 million and $5.8 million, respectively, for other working capital uses.

Investing Activities. Net cash used in investing activities was $0.3 million for the six months ended June 30, 2012 and $0.4 million for the six months ended June 30, 2011. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.5 million to $1.0 million in 2012. These planned capital expenditures primarily relate to further investments in our manufacturing operations in support of the sound enhancement version of the DosePro technology expected to be commercially available in 2013 and toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash provided by financing activities was $4.8 million used for the six months ended June 30, 2012 and $0.6 million used for the six months ended June 30, 2011. Net cash used in financing activities for the six months ended June 30, 2012 relates to payments of $15.0 million on our borrowings of debt, offset by net proceeds of $9.9 million from our revolving credit facility and $0.3 million in proceeds from the issuance of common stock. Net cash used in financing activities for the six months ended June 30, 2011 relates to the repayment of the GE Capital equipment financing of $0.6 million, payment of $0.1 million in fees to Oxford in connection with the amended Oxford/SVB loan agreement and net proceeds from our revolving credit facility of $0.1 million

Our sources of liquidity include our cash balances, cash receipts from the sale of Sumavel DosePro and our debt facilities. Through June 30, 2012, we received aggregate net cash proceeds of approximately $275.2 million from the sale of shares of our preferred and common stock. As of June 30, 2012, we had $22.0 million in cash and cash equivalents. On July 27, 2012, we completed a public offering of common stock and warrants, which resulted in net proceeds of approximately $65.5 million. Other potential sources of near-term liquidity include entering into a commercialization agreement for Zohydro ER or a licensing arrangement for Relday.

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

As described above, we have agreed to specified positive and negative covenants under the Healthcare Royalty financing agreement and upon a termination by Healthcare Royalty, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the payments received by Healthcare Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

If we fail to pay amounts owing under the Healthcare Royalty financing agreement when due, if we breach our other covenants or obligations under the agreement, or if other events of default under the agreement occur, Healthcare Royalty would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2010, 2011 and 2012 we were required to obtain amendments or waivers under our credit facilities.

We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product and, if approved, product candidates. We expect our development and commercialization expenses to be substantial and to increase over the next few years as we continue to grow the Sumavel DosePro brand and continue to advance our Zohydro ER product potentially through commercialization, and advance Relday through clinical development.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2012, together with the net proceeds raised in connection with the recent equity offering, future proceeds from the sale of Sumavel DosePro and after taking into account the repayment in July 2012 of the outstanding amounts owed on the term loan and revolving credit facility with Oxford and SVB, we will have sufficient resources to fund our operations for the next 12 months.

We may need to obtain additional capital to finance our operations beyond that point through debt or equity financings or through collaborations or partnerships with other companies. There can be no assurance that we will be able to obtain any source of financing on acceptable terms, or at all, if required. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern. In its report on our consolidated financial statements for the year ended December 31, 2011, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. In addition, the fact that we have pledged substantially all of our assets to secure our existing loan facility will likely increase the cost, perhaps substantially, of any additional debt financing we may obtain or prevent us from obtaining additional debt financing altogether.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2012 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Our $10.0 million revolving credit facility with Oxford and SVB bears interest at the greater of 3.29% above SVB’s prime rate or 7.29%. As of June 30, 2012, we had $4.7 million outstanding on this revolving credit facility, which we fully repaid in July 2012.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the six months ended June 30, 2012, approximately $7.8 million (based on exchange rates as of June 30, 2012) of our materials purchased and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the six months ended June 30, 2012 would have resulted in approximately $0.4 million or $0.4 million in gains or losses, respectively. In addition, we maintain funds in foreign bank accounts denominated in the Euro and U.K. pounds sterling, thereby further increasing our exposure to exchange rate gains and losses. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the six months ended June 30, 2012 and the years ended 2011 and 2010, we incurred net losses of $27.5 million, $83.9 million and $73.6 million, respectively, our net cash used in operating activities was $29.5 million, $80.5 million and $72.0 million, respectively, and, at June 30, 2012, our accumulated deficit was $309.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the initiation of clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

We may require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offering completed in September 2011, and borrowings under our loan and financing agreements with Healthcare Royalty Partners, or Healthcare Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2012, together with the net proceeds from our recent equity offering completed in July 2012, future proceeds from the sale of Sumavel DosePro and after taking into account the repayment of the outstanding amounts owed on the term loan and revolving credit facility with Oxford and SVB, or the amended Oxford/SVB loan agreement, we will have sufficient resources to fund our operations for the next 12 months. We may need to obtain additional funds to finance our operations beyond that point in order to:

•	maintain our sales and marketing activities for Sumavel DosePro;

•	qualify secondary sources for the manufacturing of Sumavel DosePro;

•	fund our operations, fund development of Zohydro ER if required, Relday and any other product candidate to support potential regulatory approval of marketing applications; and

•	commercialize any of our product candidates or any products or product candidates that we may develop, in-license or otherwise acquire, if any of these product candidates receive regulatory approval.

In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Sumavel DosePro;

•	the timing of regulatory approval, if granted, of Zohydro ER or any other product candidates;

•

the rate of progress and cost of our clinical trials and other product development programs for Relday and our other product candidates and any other product candidates that we may develop, in-license or acquire;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Sumavel DosePro, Zohydro ER, Relday and any of our other product candidates;

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

•	successfully maintain and increase market demand for, and sales of, Sumavel DosePro through our sales and marketing efforts and those of Mallinckrodt, our new collaboration partner;

•	obtain greater acceptance of Sumavel DosePro by physicians and patients;

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

We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we have generally experienced annual growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through December 31, 2011, we have at certain times experienced a reduction in total and new prescriptions month over month. If we and Mallinckrodt fail to successfully maintain and increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

We may not be successful in executing our sales and marketing strategy for the commercialization of Sumavel DosePro, including as a result of the termination of our collaboration with Astellas in March 2012. As part of this strategy, we will be dependent on our collaboration with Mallinckrodt to promote Sumavel DosePro primarily to primary care physicians and physicians specializing in internal medicine. If we are unable to successfully execute such strategy, we may not be able to generate significant revenue.*

Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force includes approximately 95 sales representatives who have historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States.

To complement our sales force, we entered into an exclusive co-promotion agreement with Astellas in July 2009 under which Sumavel DosePro has been promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, in the United States by approximately 400 Astellas sales representatives. This agreement terminated on March 31, 2012, and beginning in the second quarter of 2012 our sales force assumed full responsibility for the continued promotion of Sumavel DosePro. We have expanded the focus of our existing sales force to include targeting a portion of the high-prescribing primary care physicians previously part of the Astellas Segment. We also entered into a new co-exclusive (with us) co-promotion agreement with Mallinckrodt in June 2012, or the Mallinckrodt co-promotion agreement, under which Sumavel DosePro will also be promoted, beginning in August 2012, to a mutually agreed prescriber audience in the United States. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the co-promotion agreement. Although we believe we have adequately sized our sales force in order to reach our historically targeted audience, our existing sales force, along with the collaboration of Mallinckrodt’s sales force, may be unable to effectively target these additional primary care physicians.

Although the Mallinckrodt co-promotion agreement stipulates minimum levels of sales effort, we have limited control over the amount and timing of resources that Mallinckrodt dedicates to the promotion of Sumavel DosePro, and we do not hire or manage such resources. The ability to generate revenue from our arrangement with Mallinckrodt depends on Mallinckrodt’s efforts in promoting Sumavel DosePro and its ability to achieve broad market acceptance and prescribing of Sumavel DosePro in its targeted physician segment.

We are subject to a number of additional risks associated with our dependence on our co-promotion arrangement with Mallinckrodt, including:

•	Mallinckrodt could fail to devote sufficient resources to the promotion of Sumavel DosePro, including by failing to develop, deploy or expand its sales force as necessary;

•

Mallinckrodt could fail to comply with applicable regulatory guidelines with respect to the promotion of Sumavel DosePro, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, and injunctions; and

•

disputes regarding the co-promotion agreement that negatively impact or terminate the commercialization efforts of Mallinckrodt may negatively impact or prevent the generation of sufficient revenue or result in significant litigation or arbitration.

Under the terms of the Mallinckrodt co-promotion agreement, Mallinckrodt may terminate the Agreement with 60 days’ notice in the event a material change is made to the net sales price of Sumavel DosePro that would result in a material adverse effect to Mallinckrodt’s financial return, as defined in the co-promotion agreement. Mallinckrodt may also terminate the co-promotion agreement if its request for the inclusion on its call list of a certain number of additional prescribers is not mutually agreed upon. Lastly, Mallinckrodt may terminate the co-promotion agreement if a governmental authority takes action or raises an objection that prevents or would reasonably be expected to make it unlawful for Mallinckrodt to perform, or subject Mallinckrodt to any penalty or claim, investigation or similar action related to, its obligations under the co-promotion agreement, in the event of our inability to meet trade demand for commercial product or where a third party files an action alleging that the making or selling of Sumavel DosePro infringes the intellectual property rights of such third party.

In addition, the initial term of our co-promotion agreement with Mallinckrodt expires on June 30, 2014, subject to extension of additional six month increments by mutual agreement of both parties. We cannot assure you that Mallinckrodt will enter into any extension of the co-promotion agreement or, if it does so, that it will not condition any such extension upon changes in the co-promotion agreement that could have a material adverse effect on us. If Mallinckrodt were to terminate the co-promotion agreement or elect not to extend the agreement upon its expiration, we would lose the efforts of their sales force, and we may be required to make arrangements with another third party to replace Mallinckrodt’s sales force, or expand our sales and marketing organization. We may not be able to enter into such arrangements with third parties in a timely manner, on acceptable terms or at all. To the extent that we enter into another co-promotion or other licensing arrangement, our portion of retained product revenues is likely to be lower than if we directly marketed and sold Sumavel DosePro solely on our own, and a portion of those revenues generated will depend upon the efforts of such third parties similar to our dependence on Mallinckrodt, and these efforts may not be successful. If our co-promotion agreement with Mallinckrodt is terminated and we are unable to find another partner for the promotion of Sumavel DosePro in the primary care segment in the United States, we may not be able to expand our own sales and marketing capabilities or utilize our existing sales force effectively, to cover this segment and any such expansion could, in any event, substantially increase our expenses and capital requirements that we might not be able to fund.

If we are unable to successfully implement our commercialization plans and drive adoption by patients and physicians of Sumavel DosePro through our sales, marketing and commercialization efforts and the efforts of Mallinckrodt, then we will not be able to generate significant revenue which will have a material adverse effect on our business, results of operations, financial condition and prospects.

If Sumavel DosePro, and, if approved, Zohydro ER and Relday, or any other product candidate for which we receive regulatory approval does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.

The commercial success of Sumavel DosePro, and, if approved, Zohydro ER and Relday, or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved product by third-party payors is also necessary for commercial success. The degree of market acceptance of Sumavel DosePro and any other product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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

In addition, products used to treat and manage pain, especially in the case of opioids, are from time to time subject to negative publicity, including political influences, illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. Controlled substances are classified by the DEA as Schedule I through V substances, with Schedule I substances being prohibited for sale in the United States, Schedule II substances considered to present the highest risk of abuse and Schedule V substances being considered to present the lowest relative risk of abuse. Zohydro ER contains hydrocodone, and we anticipate it will be regulated as a Schedule II controlled substance, and despite the strict regulations on the marketing, prescribing and dispensing of such substances, illicit use and abuse of hydrocodone is well-documented. Thus, the regulatory approval process and the marketing of Zohydro ER may generate public controversy that may adversely affect regulatory approval and market acceptance of Zohydro ER.

Our efforts to educate the medical community and third-party payors on the benefits of Sumavel DosePro, and, if approved, Zohydro ER and Relday or any of our other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from these products to become or remain profitable.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have experienced failures in our information systems and computer servers in the past, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product and product candidates, warehouse and distribute Sumavel DosePro and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and development of Zohydro ER, Relday or any of our other product candidates could be delayed.

Our short operating history makes it difficult to evaluate our business and prospects.

We commenced our operations on August 25, 2006. Our operations to date have been limited to organizing and staffing our company, scaling up manufacturing operations with our third-party contract manufacturers, building a sales and marketing organization, conducting product development activities for our product and product candidates, in-licensing rights to Zohydro ER and Relday, and commercializing Sumavel DosePro. Moreover, Sumavel DosePro is our only product that is approved for sale. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We depend on wholesale pharmaceutical distributors for retail distribution of Sumavel DosePro, and if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.*

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, McKesson Corporation and Cardinal Health, Inc., individually comprised 39% and 35%, respectively, of our total gross sales of Sumavel DosePro for the six months ended June 30, 2012, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

If approved for the treatment of moderate to severe chronic pain, we anticipate that Zohydro ER would compete against other marketed branded and generic pain therapeutics. Opioid therapeutics generally fall into two classes: codeines, which include oxycodones and hydrocodones, and morphines. Zohydro ER is a hydrocodone, the most commonly prescribed opioid in the United States, and we expect Zohydro ER will compete with therapeutics within both the codeine and morphine classes. These therapeutics include both Schedule II and Schedule III products (meaning that they are considered controlled substances by the DEA) being marketed by companies such as Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Watson Pharmaceuticals, Inc.

In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as GSK and Merck & Co., and other smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. If approved, Zohydro ER may also compete with at least 15 opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro ER may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira Inc., Inspirion Delivery Technologies, Inc, LLC, Intellipharmaceuticals International, Inc., Nektar Therapeutics, Pfizer and QRxPharma Ltd.

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

We expect Sumavel DosePro and, if approved, Zohydro ER, Relday and any of our other product candidates to compete on the basis of, among other things, product efficacy and safety, time to market, price, patient reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop needle-free injectable products, products to address chronic pain or other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. If any of our product candidates receive the requisite regulatory approval and classification and are marketed, the competition which we will encounter will have, and the competition we are currently encountering with our Sumavel DosePro product has had and will continue to have, an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

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

We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and for the clinical supply of Zohydro ER and Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, Zohydro ER and Relday could be delayed.*

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro ER, Relday or any other product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In May 2012, Patheon announced plans to wind down or transfer its commercial production capacity for a number of products at this facility over a period of 24 to 36 months. While we cannot be sure of the impact of these plans on the continued fill, finish, assembly and packaging of Sumavel DosePro, we believe that we will have sufficient time to identify alternative suppliers for these services or negotiate alternative arrangements with Patheon for continued services at this or another facility. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro ER and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreements, Alkermes plc is the exclusive manufacturer of Zohydro ER and Durect is the exclusive manufacturer of the risperidone formulation using Durect’s SABER™ controlled-release technology for all Relday clinical trials through Phase 2 and has the option to supply the same formulation for Phase 3 and, if approved, commercial production. We may never be able to establish additional sources of supply for Zohydro ER or Relday’s risperidone formulation.

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

If our contract manufacturers or suppliers fail to deliver the required commercial quantities of Sumavel DosePro and its various components, the quantities of Zohydro ER, Relday or any of our other product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our product, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.

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

Zohydro ER and Relday are subject to extensive regulation, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval or be successfully commercialized.*

We currently are developing Zohydro ER for the treatment of moderate to severe chronic pain and Relday for the treatment of the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products, among other things, are subject to extensive regulation by the FDA, the DEA (in the case of Zohydro ER) and other regulatory authorities in the United States. We are not permitted to market Zohydro ER, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for Zohydro ER, Relday or any of our other product candidates, or that any such product candidates will be successfully commercialized.

Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, the FDA is subject to a two-tiered system of review times – Standard Review and Priority Review. For drugs subject to standard review, such as Zohydro ER, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The FDA has assigned a target action date of March 1, 2013 for the Zohydro ER NDA. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA target action date. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for Zohydro ER, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period.

The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. In connection with the acceptance of our NDA for Zohydro, we announced that we anticipate that the FDA will convene an advisory committee for Zohydro ER during the PDUFA review period. The FDA is not bound by the recommendation of an advisory committee. However, if our advisory committee were to recommend against the approval of our NDA due to adverse publicity concerning opioids or other concerns, we may not be able to succeed in securing approval for Zohydro. For example, products used to treat and manage pain, especially opioids, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. The FDA has announced plans to convene a separate advisory committee on October 29 and 30, 2012 concerning hydrocodone either combined with other analgesics or as an antitussive (cough suppressant), and to discuss the public health benefits and risks, including the potential for abuse, of these drugs. We believe Zohydro ER is particularly appealing compared to existing hydrocodone products such as Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which unlike Zohydro ER contain the analgesic combination ingredient acetaminophen. Acetaminophen, if taken in high quantities over time, can lead to serious side effects such as liver toxicity. However, we may not succeed in differentiating Zohydro ER from these other hydrocodone products and may suffer from heightened regulatory scrutiny and negative publicity. In addition, in advance of our advisory committee meeting, we and the FDA will submit briefing documents for the committee’s review, and these briefing documents will be made available to the public. Press coverage and public scrutiny of hydrocodone products in general and the materials discussed at the general hydrocodone advisory committee in October 2012 and our subsequent advisory committee meeting may negatively affect the potential for our NDA for Zohydro ER to receive approval. Even if we obtain regulatory approval for Zohydro, the matters discussed at the advisory committee meetings, and in particular any concerns regarding safety and abuse potential, could limit our ability to successfully commercialize the product candidate.

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

Zohydro ER has undergone Phase 1 pharmacokinetics studies, Phase 2 clinical trials, and a Phase 3 clinical development program. However, some of these studies and trials were conducted by a third party and, accordingly, we did not directly participate in their design or execution. We initiated the Phase 3 clinical development program for Zohydro ER in March 2010 and reported positive top-line results from our pivotal Phase 3 efficacy trial, Study 801, in August 2011 and completed our Phase 3 safety trial, Study 802, in December 2011, which showed Zohydro ER to be safe and generally well tolerated. However, product candidates such as Zohydro ER may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution or promotion of a drug product.

Relday and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and the outcome of this study and the subsequent development of Relday will be subject to most of the risks described above.

We believe that we have planned, designed and completed an adequate Phase 3 clinical trial program for Zohydro ER, and we presented the trial design for our Phase 3 trials to the FDA at our End of Phase 2 meeting in June 2008. Although we believe the FDA has generally agreed with the design of our Phase 3 clinical trial program, the FDA could still determine that it is not satisfied with our plan, the details of our pivotal clinical trial protocols and designs or the results of our studies. In addition, we concluded our pre-NDA meetings with the FDA in December 2011 during which we discussed the non-clinical, clinical and chemistry, manufacturing and controls, or CMC, development of Zohydro ER, and agreed on the submission requirements for the NDA under 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA. While the FDA has provided us with a written record of our discussions and responses to our questions at our End of Phase 2 meeting and our pre-NDA meetings, such records and responses do not guarantee that the FDA will deem our trial design to be sufficient for the purpose of obtaining marketing approval for Zohydro ER. We did not seek a Special Protocol Assessment from the FDA for our pivotal Phase 3 efficacy study for Zohydro ER (Study 801).

If we are unable to obtain regulatory approval for Zohydro ER, Relday or any other product candidates on the timeline we anticipate, we will not be able to execute our business strategy effectively and our ability to generate additional revenues beyond Sumavel DosePro will be limited, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for Zohydro ER, Relday or any of our other product candidates, which could prevent or significantly delay their regulatory approval.

Our Zohydro ER, Relday and any other product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Zohydro ER, Relday or any other product candidate, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate is safe and effective, and similar regulatory approvals would be necessary to commercialize the product candidate in other countries.

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

With regard to Zohydro ER, top-line results from our pivotal Phase 3 efficacy clinical trial in patients with chronic lower back pain has shown what we believe is a clinically acceptable efficacy and safety profile which supports submission of an NDA for the treatment of moderate to severe pain in patients requiring around-the-clock opioid therapy. The trial successfully met the primary efficacy endpoint of the study in demonstrating a significant difference (p=0.008) between the mean changes in daily pain intensity Numeric Rating Scale (NRS) scores between Zohydro ER and placebo groups. The two key secondary endpoints were also met, specifically, the proportion of patients with at least 30% improvement in pain intensity and the improvement of overall satisfaction of medication. In the pivotal Phase 3 efficacy trial, the observed adverse events were similar to the side effects we observed in prior Phase 2 trials of Zohydro ER and consistent with the reported side effects of opioids currently prescribed for chronic pain. The incidence of adverse events was 33.7% and 28.8% in the open-label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These results may not be predictive of results obtained in our safety trial or any other required future trials, and we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or approvals for commercially viable uses. In addition, the top-line data we have reported and may continue to report from our Zohydro ER clinical trials is based on preliminary analysis of key efficacy and safety data, and such data may change following a more comprehensive review of the data related to the applicable clinical trial, and may also change in connection with the continued review of such data as part of our submission and the FDA’s review of our NDA. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro ER, Relday, or any of our other product candidates are not shown to be safe and effective in clinical trials, the program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of any additional testing for Zohydro ER, if required, or clinical testing for Relday, or pre-clinical or clinical testing for or any of our other product candidates, could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.*

Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of any additional testing for Zohydro ER, if required, or clinical testing for Relday, or pre-clinical or clinical testing for any of our other product candidates, could significantly affect our product development costs and business plan. We initiated clinical testing for Relday in patients with schizophrenia in July 2012. We do not know whether this trial will be completed on schedule, or whether any of our other pre-clinical or clinical trials will begin on time or be completed on schedule. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

In addition, if a significant number of patients fail to stay enrolled in any of our current or future clinical trials of Relday or any of our other product candidates and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. All of the above risks will be applicable to Zohydro ER to the extent we are required by the FDA to conduct any additional clinical trials. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for Zohydro ER, Relday and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our competitors could receive FDA approval for an extended-release hydrocodone product before we receive FDA approval for Zohydro ER, and thus could be granted regulatory exclusivity that could significantly delay our ability to receive approval for and commercialize Zohydro ER and therefore dramatically reduce its market potential. Our competitors could also pursue regulatory and other strategies to combat competition from 505(b)(2) products, which also may negatively affect the approval and commercialization of Zohydro ER and any of our other product candidates.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, we obtained FDA marketing approval of Sumavel DosePro under Section 505(b)(2), and we submitted the NDA for Zohydro ER under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for hydrocodone.

Certain of our competitors may file a 505(b)(2) application for extended-release hydrocodone shortly after we submitted our own NDA for Zohydro ER. The first approved 505(b)(2) applicant for a particular condition of use, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Three-year Hatch-Waxman exclusivity delays the FDA’s approval of other 505(b)(2) applicants for the same condition of use or change to the drug product that was granted exclusivity, regardless of the date of submission of each NDA. We believe that several competitors are developing extended-release hydrocodone products, and if the FDA approves a competitor’s 505(b)(2) application for its extended-release hydrocodone product before our application, and granted the competitor three-year exclusivity, the FDA would be precluded from making effective our NDA for Zohydro ER until after that three-year exclusivity period has expired, and such delay would dramatically reduce our expected market potential for Zohydro ER. Additionally, even if our 505(b)(2) application for extended-release hydrocodone is approved first, we may still be subject to competition by other hydrocodone products, including approved products or other 505(b)(2) applications for different conditions of use that would not be restricted by the three-year exclusivity.

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

If any of these strategies are successful, our ability to obtain approval of and commercialize Zohydro ER and any of our other product candidates for which we rely on Section 505(b)(2) will be adversely affected.

We rely on third parties to conduct our pre-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*

We conducted our Phase 3 trials for Zohydro ER under agreements with third-party CROs. We are also conducting our Phase 1 clinical trial for Relday under an agreement with a third-party CRO, and we anticipate that we may enter into agreements with third-party CROs in the future regarding Zohydro ER, Relday or any of our other product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMPs, regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

The development and implementation of a REMS for Zohydro ER could cause significant delays in the approval process for Zohydro ER and will add additional layers of regulatory requirements, including the requirement for a Medication Guide and educational requirements for prescribers and patients, which could significantly impact our ability to commercialize Zohydro ER and dramatically reduce its market potential.

The Food and Drug Administration Amendments Act, or FDAAA, added Section 505-1 to the FFDCA. Section 505-1 permits FDA to require a REMS for a drug product to ensure the safe use of the drug. A REMS is a strategic safety program that the FDA requires to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA will consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, and the seriousness of known or potential adverse events. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy minimally at 18 months, three years and seven years after the strategy’s approval.

In February 2009, the FDA informed opioid analgesic drug manufacturers that it will require a class-wide REMS for all long-acting and sustained-release opioid drug products. The FDA has since initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. In April 2011, the FDA announced that it had finalized the elements of a class-wide REMS for these products. The central component of the opioid REMS program is an education program for prescribers and patients. Specifically, the REMS for these products must include a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for prescribers who prescribe the drug; information provided to prescribers that prescribers can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. The FDA expects that the prescriber training required as part of the REMS is to be conducted by accredited, independent continuing education providers, without cost to the healthcare professionals, under unrestricted grants to accredited continuing education providers funded by the opioid analgesic sponsor. In November 2011, the FDA issued a draft blueprint for this prescriber education that outlines the core messages that the FDA believes should be conveyed to prescribers in a basic two to three hour educational module. This finalized and approved blueprint will be available for use by continuing education providers in developing continuing education courses. Moreover, the extended-release/long-acting opioid analgesic REMS must include a timetable for submission of assessments that shall be no less frequent than 6 months, 12 months, and annually after the REMS is approved to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified. The FDA expects that manufacturers of long-acting and extended-release opioids work together to provide educational materials as part of a class-wide single shared system to reduce the burden of the REMS on the healthcare system.

An extended-release formulation of hydrocodone, such as Zohydro ER, will be required to have a REMS that contains the elements of the recently-issued class-wide REMS for long-acting and sustained-release opioids. We submitted a REMS at the time of the NDA submission for Zohydro ER. The REMS submission could cause significant delays in the approval process for the Zohydro ER NDA, and the educational requirements and requirements for a Medication Guide for patients could significantly impact our ability to commercialize Zohydro ER and dramatically reduce its market potential.

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

Our failure to successfully establish new partnerships with pharmaceutical companies or contract sales organizations to co-promote Sumavel DosePro and any additional product candidates that may receive regulatory approval may impair our ability to effectively market and sell such product candidates.*

Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force currently comprised of approximately 95 representatives primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro was also being marketed by Astellas in the United States and promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists by approximately 400 Astellas sales representatives. Our Astellas agreement terminated on March 31, 2012. In June 2012, in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences, we entered into a new co-exclusive (with us) co-promotion agreement with Mallinckrodt under which Sumavel DosePro will also be promoted to Mallinckrodt’s customer base of prescribers beginning in August 2012.

In addition, in order to promote any additional product candidates that receive regulatory approval to these broader primary care physician audiences we will, need to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such additional products. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to co-promote or otherwise commercialize any product and/or product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product and/or product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro and any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow our business. In that regard, our DosePro delivery system in its present form cannot be used with drug formulation volumes greater than 0.5 mL, which will likely limit its use with drugs requiring larger formulation volumes.*

As part of our growth strategy we intend to seek to expand our product pipeline by exploring acquisition or in-licensing opportunities of proven drugs that can be paired with our DosePro needle-free drug delivery system. However, the current version of our DosePro drug delivery system cannot be used with drug formulation volumes greater than 0.5 mL. Many marketed and development-stage injectable products, including most biologics, have formulation volumes greater than 0.5 mL and would require reformulation, if possible, to accommodate the approved doses in smaller volumes that are compatible with DosePro. Any reformulation may increase the risk of failure during development, extend the development timelines, increase development costs and add complexity to the regulatory approval process and in some cases reformulation may not be possible. If we are not able to identify additional drug compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, our ability to develop additional product candidates and grow our business would be adversely affected. We and Battelle Memorial Institute, or Battelle, our technology co-marketing partner, are also seeking opportunities to out-license the DosePro technology to partners seeking to enhance, differentiate, or extend the life-cycle of their injectable products. However, there can be no assurance that our or Battelle’s efforts to secure such a partnership will be successful. If we are unable to secure partnerships with companies that have compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, we will not be able to generate revenues from out-licensing our DosePro technology.

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

We may need to continue to increase the size of our organization, and we may experience difficulties in managing and financing growth.*

We increased our full-time employees from 48 as of October 31, 2009 to 153 as of June 30, 2012. In addition, we have expanded our sales force in the United States from approximately 80 sales representatives to approximately 95 sales representatives as of June 30, 2012 and we intend to increase our sales force if Zohydro ER is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

•

manage our internal and external commercialization efforts for Sumavel DosePro effectively while carrying out our contractual obligations to third parties and complying with all applicable laws, rules and regulations;

•

manage our internal development efforts for Zohydro ER, Relday and our other product candidates effectively while carrying out our contractual obligations to licensors, collaborators and other third parties and complying with all applicable laws, rules and regulations;

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the areas in Southern and Northern California, where we currently operate. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital and our ability to implement our business strategy. The loss of the services of any members of our senior management team, especially our Chief Executive Officer, Roger L. Hawley, and President and Chief Operating Officer, Stephen J. Farr, Ph.D., could negatively impact the commercialization of Sumavel DosePro and could delay or prevent the development and commercialization of any other product candidates, including Zohydro ER or Relday. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, our locations in California in particular are characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Sumavel DosePro, or Zohydro ER, if approved, or any of our other product candidates for which we may receive regulatory approval on reasonable pricing terms, their commercial success may be severely hindered.

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

The commercial use of our product and clinical use of our product and product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Sumavel DosePro, or an applicable foreign regulatory authority. Our product and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Sumavel DosePro or our product candidates could result in injury to a patient or even death. For example, because our DosePro technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Zohydro ER is an opioid pain reliever that contains hydrocodone, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our product or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10 million per occurrence and a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Sumavel DosePro, approval of Zohydro ER or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Sumavel DosePro and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse affect our business, results of operations, financial condition and prospects.

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

Fluctuations in the value of the Euro or U.K. pound sterling could negatively impact our results of operations and increase our costs.*

Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the six months ended June 30, 2012, $7.8 million (based on exchange rates as of June 30, 2012) of our materials purchased, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.*

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of the termination of our partnership with Astellas in March 2012 to co-promote Sumavel DosePro and our future reliance on our new co-promotion partner, Mallinckrodt. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offering completed in September 2011, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss was $27.5 million during the six months ended June 30, 2012, $83.9 million in 2011 and $73.6 million in 2010, and our cash used in operating activities was $29.5 million in the six months ended June 30, 2012, $80.5 million in 2011 and $72.0 million in 2010. As of June 30, 2012, we had an accumulated deficit of $309.5 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the initiation of clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As a result, we may remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.*

As of June 30, 2012, the principal amount of our total indebtedness was approximately $55.0 million. On July 30, 2012, we terminated our amended Oxford/SVB loan agreement, which consisted of a $25.0 million term loan and a $10.0 million revolving credit facility and repaid all outstanding amounts thereunder in full. Following such repayment, our outstanding indebtedness consists solely of $30.0 million under our financing agreement Healthcare Royalty, or the Healthcare Royalty financing agreement. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions, or exploring business opportunities;

•

requiring a significant portion of our available cash to be dedicated to the payment of revenue interest and fixed payments and interest on our indebtedness, therefore reducing our ability to use our available cash to fund our operations, capital expenditures and future business opportunities;

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

Our debt instrument with Healthcare Royalty contains a number of financial covenants and other provisions, including a requirement that we attain specified future levels of revenues, which, if violated, could result in the immediate acceleration of our outstanding indebtedness.

Pursuant to the terms of our $30.0 million Healthcare Royalty financing agreement, we are required to make payments to Healthcare Royalty of $10.0 million on each of January 31, 2015, 2016 and 2017, as well as fixed percentages of amounts received (in the case of co-promotion revenues and license fees) or recorded (in the case of net products sales).

Our obligations under the Healthcare Royalty financing agreement are secured by a security interest in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash), to the extent necessary or used to commercialize our products. The security interest will be extinguished once the aggregate payments made by us to Healthcare Royalty equals $75.0 million. If we are unable to repay the indebtedness or other amounts when due, whether at maturity, upon termination or if declared due and payable by the lender following a default, Healthcare Royalty generally has the right to seize and sell the collateral securing the indebtedness, and other amounts owing to it thereunder.

We have the option to terminate the Healthcare Royalty financing agreement at our election prior to the termination date in connection with a change of control of our company, as defined in the Healthcare Royalty financing agreement, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interest and fixed payments received by Healthcare Royalty up to the date of such prepayment. In addition, Healthcare Royalty has the option to terminate the Healthcare Royalty financing agreement at its election in connection with a change of control of our company, as defined in the Healthcare Royalty financing agreement, the sale of all or substantially all of our assets (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro ER), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in our business), as defined in the Healthcare Royalty financing agreement, occurring thereunder. Upon such a termination by Healthcare Royalty prior to the maturity date specified in the Healthcare Royalty financing agreement, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the revenue interests and fixed payments received by Healthcare Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.

There can be no assurance that we will not breach the terms of, or that an event of default or termination event will not occur under, our Healthcare Royalty financing agreement and, if a breach or event of default or termination event occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from Healthcare Royalty or refinance the related indebtedness or other amounts due and payable on terms we find acceptable, or at all.

As a result, any failure to pay our debt service obligations when due, any breach or default of our obligations under our Healthcare Royalty financing agreement, or any other event that allows Healthcare Royalty to demand immediate repayment of borrowings or termination payments, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, the arrangement under the Healthcare Royalty financing agreement may make us significantly less attractive to potential acquirers, and in the event that we exercised our change of control pay-off option in order to carry out a change of control, the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

We may need to raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities. Our obligations under the Healthcare Royalty financing agreement are secured by a security interest in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash). The security interest will be extinguished once the aggregate payments made by us to Healthcare Royalty equals $75.0 million.

The Healthcare Royalty financing agreement contains provisions which allows Healthcare Royalty to accelerate the debt and seize and sell the collateral if, among other things, we fail to pay revenue interest payments and fixed payments when due or breach our obligations under the agreement or if a material adverse change in our business or any other event of default occurs. Any future debt financing we enter into may involve more onerous covenants that restrict our operations, may be secured by some or all of our assets, and will likely allow the lenders to accelerate the debt and seize and sell any collateral following a default. Our obligations under our outstanding Healthcare Royalty financing agreement or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the IRC, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. We performed an additional IRC Section 382 and 383 analysis upon the issuance of common stock in our follow-on public offering in September 2011, and together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, resulted in an additional ownership change. As a result of these ownership changes, our ability to use our then existing tax attributes to offset future taxable income, if any, was limited.

We expect the issuance of common stock and warrants in our public offering in July 2012 will result in an additional ownership change, which will further limit the amount of the tax attributes we may use to offset future taxable income, if any. In addition, any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years.

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

In the case of Zohydro ER and any other product candidates or products containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. In that regard, because all of our contract manufacturers for Sumavel DosePro are located outside the United States, they may be subject to foreign laws and regulations governing the manufacture of drugs and devices, and any failure by them to comply with those laws and regulations may delay or interrupt supplies of our product.

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

Sumavel DosePro, Zohydro ER, Relday and our other product candidates may cause undesirable side effects or have other unexpected properties that could result in post-approval regulatory action.

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

The incidence of adverse events was 33.7% and 28.8% in the open label titration and double blind treatment periods of our Phase 3 efficacy trial for Zohydro ER, respectively. Overall, the most commonly reported adverse events (>2%) in this trial were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These are typical adverse events associated with chronic opioid therapy. The incidence of adverse events in the Phase 3 safety trial of Zohydro ER was generally consistent with that seen in our pivotal Phase 3 efficacy trial.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates.

Our development and commercialization strategy for Zohydro ER depends upon the FDA’s prior findings of safety and effectiveness of Zohydro ER based on data not developed by us, but which the FDA may rely upon in reviewing our NDA.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Similar to Sumavel DosePro, we submitted the NDA for Zohydro ER under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for hydrocodone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Zohydro ER, the FDA may require us, and did require us with respect to Sumavel DosePro, to perform additional studies or measurements to support approval. In addition, the FDA’s interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA’s approach. Future challenges, including a direct challenge to the approval of our products, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of our products. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our products.

Zohydro ER will be subject to DEA regulations and, failure to comply with these regulations, or the cost of compliance with these regulations, may adversely affect our business.

Zohydro ER contains hydrocodone, a regulated “controlled substance” under the CSA, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Zohydro ER, because it is a single-entity hydrocodone product, is expected to be regulated by the DEA as a Schedule II controlled substance under the CSA. All Schedule II substance prescriptions, such as prescriptions for Zohydro ER, must be in writing and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA. Our failure to comply with these requirements could result in the loss of our DEA registration, significant restrictions on Zohydro ER, civil penalties or criminal prosecution.

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

The FDA, in consultation with the DEA, will require us to develop a comprehensive risk management program to reduce the inappropriate use of our product candidate, including restrictions on the manner in which it is marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. We submitted a REMS at the time of the NDA submission for Zohydro ER and developing such a program in consultation with the FDA may be a time-consuming process and could delay approval of our product candidate. Such a program or delays of any approval from the FDA could limit market acceptance of the product.

Under the terms of our license agreement with Alkermes, Alkermes has the exclusive right to manufacture and supply both clinical and commercial supplies of Zohydro ER. While Alkermes is required to comply with applicable laws and regulations regarding controlled substances, we do not have any direct control over Alkermes’ compliance in these regards, and any failure by Alkermes to comply with those laws and regulations could result in a reduction or cessation of production of Zohydro ER.

Annual DEA quotas on the amount of hydrocodone allowed to be produced in the United States and our specific allocation of hydrocodone by the DEA could significantly limit any additional clinical development of Zohydro ER, if required, as well as the production or sale of Zohydro ER even if we obtain FDA approval.

The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual quotas. Because hydrocodone is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Alkermes, which has licensed us the right to sell Zohydro ER in the United States, if approved, was allocated a sufficient quantity of hydrocodone to meet our planned clinical and pre-clinical needs during 2011. However, in future years, we will need significantly greater amounts of hydrocodone to implement our commercialization plans if the FDA approves Zohydro ER.

Moreover, we do not know what amounts of hydrocodone other companies developing product candidates containing hydrocodone may request for future years. The DEA, in assessing factors such as medical need, abuse and diversion potential and other policy considerations, may choose to set the aggregate hydrocodone quota lower than the total amount requested by the companies. Alkermes is permitted to petition the DEA to increase the annual aggregate quota after it is initially established, but there is no guarantee that the DEA would act favorably upon such a petition. Our procurement quota of hydrocodone may not be sufficient to meet any future clinical development needs or commercial demand if we receive regulatory approval for Zohydro ER. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for hydrocodone or a failure to increase it over time as we anticipate could delay or stop any additional clinical development of Zohydro ER, if required, or, if approved, the product launch or commercial sale of Zohydro ER or cause us to fail to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product, Sumavel DosePro, and our product candidates, Zohydro ER and Relday, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing Sumavel DosePro or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We in-license certain intellectual property for Zohydro ER from Alkermes, and certain intellectual property for Relday from Durect. We rely on these licensors to file and prosecute patent applications and maintain patents and otherwise protect certain of the intellectual property we license from them. We have not had and do not have primary control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, with respect to our license agreements with Alkermes and Durect, we cannot be certain that such activities by Alkermes and Durect have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Alkermes has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of the intellectual property rights that Alkermes has licensed to us, and enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of Alkermes. Similarly, Durect has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of certain of the intellectual property rights that Durect has licensed to us, and enforcement of certain of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents would also be subject to the control or cooperation of Durect. We are not entitled to control the manner in which Alkermes or Durect may defend certain of the intellectual property that is licensed to us and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.

Most of our patents related to DosePro were acquired from Aradigm, who acquired those patents from a predecessor owner. Our patents related to Zohydro ER are licensed from Alkermes. Thus, most of our patents, as well as many of our pending patent applications, were not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, the former patent owners and our licensor might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners and Alkermes may not have been completely familiar with U.S. patent law, possibly resulting in inadequate disclosure and/or claims. This could possibly result in findings of invalidity or unenforceability of the patents we own and in-license, patents issuing with reduced claim scope, or in pending applications not issuing as patents.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of June 30, 2012, our patent portfolio included nine issued U.S. patents, five pending U.S. patent applications, 40 issued foreign patents and four pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Six of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007, 7,901,385 and 8,118,771, are expected to expire in 2014, 2016 2017, 2026, 2026 and 2023, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Number 7,776,007 covers the cap and latch mechanism; U.S. Patent No. 7,901,385 covers a casing for enclosing the injection devices; and U.S. patent 8,118,771 covers a method of reducing breakage of glass capsules used in the Sumavel DosePro device. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these six patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a license agreement with Alkermes, pursuant to which we license key intellectual property for Zohydro ER. We also recently entered into a license agreement with Durect, pursuant to which we license key intellectual property for Relday. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

We may also not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. For example, Alkermes, our licensor, is primarily responsible for the enforcement of the intellectual property rights related to Zohydro ER. Under the agreement, Alkermes has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer. If Alkermes decides not to commence or continue any action, they are required to notify us and grant us step in rights to enforce the in-licensed intellectual property. Such enforcement will require the cooperation of Alkermes, and we will be responsible for Alkermes’ reasonable expenses and attorney’s fees incurred as a result of that cooperation. We have limited control over the amount or timing of resources Alkermes devotes on our behalf or the priority they place on enforcing these patent rights to our advantage. Similarly, Durect, our licensor, is primarily responsible for the enforcement of certain of the intellectual property rights it licenses to us related to Relday. Under the agreement, Durect has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of those intellectual property rights through the use, marketing, sale or import of a product that is competitive to Relday. If Durect decides not to commence or continue any such action, we have the right, but not the duty, to do so and such enforcement will require the cooperation of Durect. We have limited control over the amount or timing of resources Durect devotes on our behalf or the priority it places on enforcing these patent rights to our advantage.

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

Periodic maintenance fees on our owned and in-licensed patents are due to be paid to the PTO in several stages over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our in-licensor to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business. For the patents and patent applications related to Zohydro ER, Alkermes is obligated to maintain our in-licensed patents in the United States under our license agreement. Should Alkermes fail to pursue maintenance of our licensed patents and patent applications, Alkermes is obligated to notify us and, at that time, we will be granted an opportunity to maintain the prosecution and avoid withdrawal, cancellation, expiration or abandonment of the licensed U.S. patents and applications. For the patents and patent applications related to Relday, Durect is obligated to maintain certain of our in-licensed patents on a worldwide basis, using commercially reasonable efforts, under our license agreement. Should Durect fail to pursue maintenance of certain of those licensed patents and patent applications, Durect is obligated to notify us and, at that time, we will be granted an opportunity to maintain the prosecution and avoid withdrawal, cancellation, expiration or abandonment of those licensed patents and applications.

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

Risks Relating to the Securities Markets and an Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate substantially.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.55 to a high sale price of $2.58. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	announcements concerning our and Mallinckrodt’s commercial progress in promoting and selling Sumavel DosePro, including sales and revenue trends;

•	announcements concerning our NDA for Zohydro ER;

•

FDA or international regulatory actions, including results and announcements from FDA advisory committee meetings convened with respect to the Zohydro ER NDA or hydrocodone generally and whether and when we receive regulatory approval for Zohydro ER or any of our other product candidates;

•	the development status of Relday or any of our other product candidates, including the results from our clinical trials;

•

other regulatory developments, including the FDA’s potential grant of regulatory exclusivity to a competitor who receives FDA approval before us for an extended-release hydrocodone product, which could significantly delay our ability to receive approval for Zohydro ER;

•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results or intellectual property rights of others;

•	announcements relating to litigation, intellectual property or our business, and the public’s response to press releases or other public announcements by us or third parties;

•

variations in the level of expenses related to Zohydro ER, Relday or any of our other product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

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

Our quarterly operating results may fluctuate significantly.*

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro, as well as the success and costs of our Zohydro ER, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•

fluctuations in the quarterly revenues of Sumavel DosePro, including fluctuations resulting from the termination of our co-promotion agreement with Astellas in March 2012 and the performance of Mallinckrodt under our new co-promotion agreement, and from our distributors’ inventory management practices and buying patterns;

•	the level of underlying demand for Sumavel DosePro or any of our other product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	variations in the level of development and /or regulatory expenses related to Zohydro ER, Relday or other development programs;

•	results of clinical trials for Zohydro ER, Relday or any other of our product candidates;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our product and product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of June 30, 2012, we had research coverage by only four securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

Our executive officers and directors and their affiliates together control approximately 44% of our outstanding common stock, assuming no exercise of outstanding options or warrants, as of June 30, 2012. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.*

Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2012, we had 65,597,845 shares of common stock outstanding. Of these shares, approximately 36,655,216 are freely tradable, without restriction, in the public market.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to meet compliance obligations.*

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. The requirements of these rules and regulations have increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place considerable strain on our personnel, systems and resources. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we performed system and process evaluation and testing of our internal controls over financial reporting which allowed management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm will be required to deliver an attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 as we will be an accelerated filer. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(4)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(4)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1†	Co-Promotion Agreement dated June 6, 2012 by and between the Registrant and Mallinckrodt LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101**	The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2012, filed on May 15, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.
(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.
(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Zogenix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: August 9, 2012	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date: August 9, 2012	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary