Form 10-Q
period 2012-09-30
ZOGENIX, INC.
filed 2012-11-08
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2012 was 100,666,197.

ZOGENIX, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zogenix, Inc.

Consolidated Balance Sheets

(In Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,552	$56,525
Trade accounts receivable, net	5,504	4,913
Inventory, net	13,705	16,251
Prepaid expenses and other current assets	2,600	2,210

Total current assets	71,361	79,899

Property and equipment, net	13,673	14,590
Other assets	6,273	6,151

Total assets	$91,307	$100,640

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,876	$5,168
Accrued expenses	12,200	10,748
Common stock warrant liabilities	24,915	345
Accrued compensation	3,803	3,805
Revolving credit facility	0	5,081
Long-term debt, current portion	0	9,758
Deferred revenue, current portion	0	8,462

Total current liabilities	45,794	43,367

Long-term debt, less current portion	28,413	42,070
Other long-term liabilities	3,811	5,891

Commitments and contingencies
Stockholders’ equity
Common stock	101	65
Additional paid-in capital	341,936	291,252
Accumulated deficit	(328,748)	(282,005)

Total stockholders’ equity	13,289	9,312

Total liabilities and stockholders’ equity	$91,307	$100,640

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Net product revenue	$8,453	$8,835	$26,368	$24,986
Contract revenue	0	1,563	8,462	4,688

Total revenue	8,453	10,398	34,830	29,674

Operating expenses:
Cost of sales	4,249	5,482	13,478	14,333
Royalty expense	325	343	997	972
Research and development	3,660	10,134	16,005	27,540
Selling, general and administrative	10,857	14,701	37,574	42,642

Total operating expenses	19,091	30,660	68,054	85,487

Loss from operations	(10,638)	(20,262)	(33,224)	(55,813)

Other income (expense):
Interest income	11	2	40	21
Interest expense	(3,463)	(2,470)	(8,730)	(4,984)
Change in fair value of warrant liabilities	(3,569)	546	(3,611)	546
Change in fair value of embedded derivatives	(202)	137	166	137
Other income (expense)	(1,421)	16	(1,379)	(86)

Total other income (expense)	(8,644)	(1,769)	(13,514)	(4,366)

Net loss before income taxes	(19,282)	(22,031)	(46,738)	(60,179)
Provision for income taxes	0	(7)	(5)	(20)

Net loss	$(19,282)	$(22,038)	$(46,743)	$(60,199)

Net loss per share, basic and diluted	$(0.21)	$(0.59)	$(0.63)	$(1.71)

Weighted average shares outstanding, basic and diluted	90,370	37,320	73,790	35,127

See accompanying notes.

Zogenix, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating activities:
Net loss	$(46,743)	$(60,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,538	3,502
Depreciation and amortization	1,172	1,192
Amortization of debt issuance costs and non-cash interest	1,898	1,289
Change in fair value of warrant liabilities	3,611	(546)
Change in fair value of embedded derivatives	(166)	(137)
Changes in operating assets and liabilities:
Trade accounts receivable	(591)	(1,473)
Inventory, net	2,546	1,089
Prepaid expenses and other current assets	(469)	(181)
Other assets	(286)	213
Accounts payable and accrued expenses	(805)	(529)
Deferred rent	49	(44)
Deferred revenue	(8,462)	(8,411)

Net cash used in operating activities	(43,708)	(64,235)

Investing activities:
Purchases of property and equipment	(255)	(426)

Net cash used in investing activities	(255)	(426)

Financing activities:
Proceeds from revolving credit facility	9,900	34,353
Payments on borrowings of debt	(40,051)	(6,094)
Proceeds from exercise of common stock options	27	92
Proceeds from issuance of common stock and common stock warrants	67,114	57,985

Net cash provided by financing activities	36,990	86,336

Net (decrease) increase in cash and cash equivalents	(6,973)	21,675
Cash and cash equivalents at beginning of period	56,525	49,172

Cash and cash equivalents at end of period	$49,552	$70,847

See accompanying notes.

Zogenix, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

On July 27, 2012, the Company completed a public offering (Offering) of common stock and warrants for net proceeds of $65,363,000 (including over-allotment purchase), after deducting underwriting discounts and commissions of $4,205,000 and offering expenses of $549,000. The Company sold a total of 32,500,000 shares of its common stock and warrants to purchase 14,625,000 shares of common stock (excluding over-allotment purchase) in the Offering, at a purchase price of $1.99 per share of common stock and $0.01 per share underlying each warrant. The underwriters were granted a 30-day option to cover over-allotments, if any, to purchase up to an additional 4,875,000 shares of common stock and warrants to purchase 2,193,750 shares of common stock. The underwriters exercised their option to purchase over-allotment warrants for 1,151,235 shares of common stock concurrent with the July 27, 2012 public offering at a purchase price of $0.01 per warrant and then exercised their option with respect to 2,558,300 shares of common stock at a purchase price of $1.99 per share on a subsequent date. The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance.

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

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation, borrowings under the revolving credit facility, and current portion of long-term debt, included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The long-term liability for the two annual tail payments due to Astellas Pharma US, Inc. (Astellas) (See Note 4) for the termination of the Company’s co-promotion agreement were measured at fair value using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Healthcare Royalty Partners (Healthcare Royalty) (formerly Cowen Healthcare Royalty Partners II, L.P.).

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

We classify our cash equivalents within Level 1 of the fair value hierarchy because we value our cash equivalents using quoted market prices. We classify our common stock warrant liabilities and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2012
Assets
Money market fund shares(1)	$45,592	0	0	$45,592

Liabilities
Common stock warrant liabilities(2)	$0	0	24,915	$24,915
Embedded derivative liabilities(3)	$0	0	679	$679

At December 31, 2011
Assets
Money market fund shares(1)	$49,752	0	0	$49,752

Liabilities
Common stock warrant liability(4)	$0	0	345	$345
Embedded derivative liabilities(3)	$0	0	845	$845

(1)	Money market fund shares are included as a component of cash and cash equivalents on the consolidated balance sheets.
(2)	Common stock warrants are measured at fair value using the Black-Scholes option pricing valuation model and the assumptions identified in (4) below. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 Offering: (a) management’s projections regarding the probability of the occurrence of an extraordinary event that would require cash settlement of the warrants; and for the valuation scenario in which an extraordinary event occurs, (b) a volatility rate of no more than 40%, as defined in the warrant agreement. Significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.
(3)	Embedded derivative liabilities measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheets. The assumptions used in the discounted cash flow valuation models include: (a) management’s revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Healthcare Royalty receiving revenue interest payments over the term of the financing agreement; (c) probability of bankruptcy; (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; (e) the probability of a change in control occurring during the term of the Healthcare Royalty financing agreement; and (f) the probability of an exercise of the embedded derivative instruments. The significant unobservable inputs used in measuring the fair value of the embedded derivatives are management’s revenue projections. Significant decreases in these significant inputs would result in a higher fair value measurement.
(4)	Common stock warrants are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the warrant liabilities is the expected volatility based upon the historical volatility of comparable companies. Significant increases in the volatility of comparable companies would result in a higher fair value measurement.

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

	Common Stock Warrant Liabilities	Embedded Derivative Liabilities
Balance at December 31, 2011	$345	$845
Issuance of common stock warrants	20,959	0
Changes in fair value	3,611	(166)

Balance at September 30, 2012	$24,915	$679

Changes in fair value of the liabilities shown in the table above are recorded through a change in fair value of warrant liabilities and change in fair value of embedded derivatives in other income (expense) in the consolidated statements of operations.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net loss	$(19,282)	$(22,038)	$(46,743)	$(60,199)
Denominator
Weighted average common shares outstanding	90,370	37,320	73,790	35,132
Weighted average shares subject to repurchase	0	0	0	(5)

Weighted average shares outstanding, basic and diluted	90,370	37,320	73,790	35,127

Basic and diluted net loss per share	$(0.21)	$(0.59)	$(0.63)	$(1.71)

The following table presents potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands, of common equivalent shares):

	Three and Nine Months Ended September 30,
	2012	2011
Common stock warrants	16,285	508
Common stock options and restricted stock units	9,476	3,441

	25,761	3,949

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

3.	Inventory, net (in thousands)

	September 30, 2012	December 31, 2011
Raw materials	$4,087	$5,260
Work in process	6,643	7,338
Finished goods	2,975	3,653

	$13,705	$16,251

4.	Collaboration and Financing Agreements

Mallinckrodt LLC Co-Promotion Agreement

On June 6, 2012, the Company and Mallinckrodt LLC (Mallinckrodt) entered into a co-promotion agreement (the Co-Promotion Agreement). Under the terms of the Co-Promotion Agreement, Mallinckrodt was granted a co-exclusive right (with the Company) to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt’s sales team began selling Sumavel DosePro to its customer base of prescribers in August 2012. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the Co-Promotion Agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. The Company remains responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, the Company will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse the Company for all other promotional materials used.

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

For the three and nine months ended September 30, 2012 and 2011, the Company incurred $92,000 in service fee expenses under the Co-Promotion Agreement.

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

In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations over the term of the Astellas Co-Promotion Agreement. Upon termination of the Astellas Co-Promotion Agreement, the Company concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the agreement, and consequently, the remaining $8,462,000 of these deferred contract revenues as of December 31, 2011 was recognized during the three months ended March 31, 2012. For the three months ended September 30, 2012 and 2011, the Company recognized $0 and $1,563,000, respectively, of contract revenue. For the nine months ended September 30 2012 and 2011, the Company recognized $8,462,000 and $4,688,000, respectively, of contract revenue.

The Company is required to make two annual tail payments to Astellas, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The value of such tail payments was estimated at a total of $5,291,000 based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. As of September 30, 2012, the tail payment liability is $2,659,000 (including the service fee reduction discussed below), and $93,000 and $414,000 of related interest expense was recognized during the three and nine months ended September 30, 2012, respectively.

Further, under the terms of the amended Astellas Co-Promotion Agreement, Astellas contributed its agreed upon portion of marketing expenses through March 31, 2012, and continued to earn a service fee based on product sales to the Astellas Segment during that period. As of April 1, 2012, the Company was no longer required to pay service fees to Astellas for sales of Sumavel DosePro. Additionally, beginning in the second quarter of 2012, the Company’s sales force assumed full responsibility for the commercialization and the continued marketing of Sumavel DosePro, expanding their focus to include headache specialists, neurologists and primary care physicians in the United States. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses, inclusive of the estimated cost of the tail payments owed upon the termination of the agreement.

In August 2012, the Company and Astellas completed a final reconciliation under the terms of the agreement and agreed to adjust the service fees paid to Astellas over the term of the Astellas Co-Promotion Agreement, resulting in a service fee reduction of $1,500,000, which will offset the two annual tail payments, and a reduction to the annual tail payment liability of $742,000. The present value of the service fee receivable and tail payment reduction of $1,924,000 was recorded as a reduction in selling, general and administrative expenses during the three and nine months ended September 30, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction will be accreted through interest income through the dates of the two tail payments in July 2013 and July 2014.

For the three months ended September 30, 2012 and 2011, the Company recognized shared marketing expense of $0 and $400,000, respectively, under the Astellas Co-Promotion Agreement. For the nine months ended September 30, 2012 and 2011, the Company recognized shared marketing expense of $253,000 and $1,500,000, respectively. For the three months ended September 30, 2012 and 2011, and prior to the final reconciliation of service fees, the Company incurred $0 and $1,700,000 in service fee expenses, respectively. For the nine months ended September 30, 2012 and 2011, and prior to the final reconciliation of service fees, the Company incurred $1,757,000 and $4,900,000 in service fee expenses, respectively.

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

The rights of the Company and Healthcare Royalty to terminate the Financing Agreement early meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of September 30, 2012 is $679,000 and is included in other long-term liabilities.

The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Healthcare Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Healthcare Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income (expense) in relation to the change in the fair value of the Healthcare Royalty common stock warrant of $(23,000) and $546,000, respectively, for the three months ended September 30, 2012 and 2011, and $(65,000) and $546,000, respectively, for the nine months ended September 30, 2012 and 2011 in the statement of operations. The Company has recognized other income (expense) in relation to the change in the fair value of the embedded derivatives of $(202,000) and $137,000, respectively, for the three months ended September 30, 2012 and 2011, and $166,000 and $137,000, respectively, for the nine months ended September 30, 2012 and 2011 in the statement of operations.

Term Debt

In June 2008, the Company entered into and borrowed $18,000,000 under the Loan and Security Agreement with Oxford and CIT Healthcare LLC (the Oxford Agreement). The obligations under the Oxford Agreement were collateralized by personal property excluding certain intellectual property and all equipment pledged to secure the equipment financing described below. In July and October 2010, the Company amended and restated the Oxford Agreement, and Oxford and Silicon Valley Bank (SVB) became party to the amended agreement. In June 2011, the Company again amended and restated the amended Oxford/SVB agreement (the Amended Oxford/SVB Agreement), which provided among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and the deferral of principal repayment to commence on February 1, 2012.

On July 30, 2012, the Company exercised its right to terminate the Amended Oxford/SVB Agreement prior to the loan maturity date. The Amended Oxford/SVB Agreement consisted of a $25,000,000 term loan and a $10,000,000 revolving credit facility. The obligations under the Amended Oxford/SVB Agreement were collateralized by the Company’s intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25,000,000 term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10,000,000 was available to be borrowed within a specified percentage of the Company’s eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, the Company paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. The outstanding balance of the term loan and the revolving credit facility as of December 31, 2011 was $25,000,000 and $5,100,000, respectively.

In connection with the termination of the Amended Oxford/SVB Agreement, the Company repaid $19,500,000 of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, the Company was also required to make a final payment of $1,200,000 and a prepayment premium of $400,000, or 2% of the then outstanding principal. The Company also paid a $100,000 prepayment premium to terminate the revolving credit facility. As a result of the termination of the Amended Oxford/SVB Agreement, the lenders no longer have a security interest in the Company’s intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).

5.	Common Stock Warrants

In June 2011, and in connection with entering into the Amended Oxford/SVB Agreement, the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2011.

In July 2011, upon the closing of and in connection with the Financing Agreement, the Company issued to Cowen Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date. The fair value of the warrant was approximately $410,000 as of September 30, 2012 and $345,000 as of December 31, 2011.

In July 2012, and in connection with the Offering, the Company sold warrants to purchase 15,776,235 shares of common stock (including over-allotment purchase). The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period. The fair value of the warrants was approximately $24,505,000 as of September 30, 2012.

6.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk free interest rate	0.7% to 0.9%	1.6%	0.2% to 1.2%	1.6% to 2.6%

Expected term	5.0 to 6.1 years	6.1 years	5.0 to 6.1 years	5.0 to 6.1 years

Expected volatility	80.1% to 81.7%	80.9%	80.1% to 82.8%	72.3% to 89.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$53	$42	$130	$105
Research and development	256	209	687	540
Selling, general and administrative	1,433	1,066	3,721	2,857

Total	$1,742	$1,317	$4,538	$3,502

As of September 30, 2012, there was approximately $13,025,000 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 3.1 years.

7.	Operating Lease

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

Overview

Background

We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration, or FDA, that allows for the needle-free, subcutaneous delivery of medication. In June 2012, we entered into a co-promotion agreement with Mallinckrodt pursuant to which we granted to Mallinckrodt a co-exclusive right, with us, to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States, beginning in August 2012. Our lead product candidate, Zohydro ER (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted the New Drug Application, or NDA, for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a Prescription Drug User Fee Act (PDUFA) target date of March 1, 2013. The agency will convene an advisory committee for Zohydro ER on December 7, 2012. The advisory committee provides the FDA with independent expert advice and recommendations; however the final decision regarding approval is made by the FDA.

We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect Corporation’s SABER™ controlled-release formulation technology in combination with our DosePro needle-free, subcutaneous drug delivery system through a July 2011 development and license agreement with Durect. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first once-monthly, subcutaneous antipsychotic product available in a needle-free delivery system. In May 2012 we filed an investigational new drug, or IND, application with the FDA. In July 2012, we initiated our first IND clinical trial for Relday. This Phase 1 clinical trial is a single-center, open-label, safety and pharmacokinetic trial that will enroll 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We expect this study to complete by the end of 2012.

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

We have experienced net losses and negative cash flow from operating activities since inception, and as of September 30, 2012, had an accumulated deficit of $328.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the initiation of clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of September 30, 2012, we had cash and cash equivalents of $49.6 million.

On July 27, 2012, we completed a public offering of common stock and warrants for net proceeds of approximately $65.4 million (including over-allotment purchase), after deducting underwriting discounts and commissions of $4.2 million and offering expenses of $0.5 million. We sold a total of 32,500,000 shares of our common stock and warrants to purchase 14,625,000 shares of common stock (excluding over-allotment purchase) in the offering, at a purchase price to the public of $1.99 per share of common stock and $0.01 per share underlying each warrant. The underwriters were granted a 30-day option to cover over-allotments, to purchase up to an additional 4,875,000 shares of common stock and warrants to purchase 2,193,750 shares of common stock, of which the underwriters exercised their option with respect to 2,558,300 shares of common stock and warrants for 1,151,235 shares of common stock. The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance.

Although it is difficult to predict future liquidity requirements, we believe that with our cash and cash equivalents as of September 30, 2012, together with future proceeds from the sale of Sumavel DosePro, we will have sufficient resources to fund our operations for the next 12 months.

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

Mallinckrodt Co-Promotion Agreement

In June 2012, we and Mallinckrodt entered into a co-promotion agreement. Under the terms of the co-promotion agreement Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. We remain responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, we will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse us for all other promotional materials used.

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

For the three and nine months ended September 30, 2012 and 2011, we incurred service fee expenses of $0.1 million under the co-promotion agreement.

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

At the inception of the Astellas co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and made aggregate additional payments of $18.0 million to us upon the achievement of a series of milestones. These proceeds are reflected as $8.5 million of deferred revenues on our consolidated balance sheet at December 31, 2011. Beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues on a ratable basis over 42 months (the original term of the agreement). Upon amendment of the Astellas co-promotion agreement on December 20, 2011, the remaining deferred proceeds were recognized as contract revenues on a ratable basis over 3.4 months (the remaining term of the amended agreement). This acceleration in the recognition of the contract proceeds resulted in the recognition of $8.5 million of contract revenue during the three months ended March 31, 2012.

Under the terms of the amended Astellas co-promotion agreement, we are required to make two annual tail payments to Astellas, estimated as a total of $5.3 million, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date and is payable in July 2013 and July 2014. The fair value of the tail payments will be accreted through interest expense on a monthly basis through the date of payment. As of September 30, 2012, the long-term tail payment liability was $2.7 million (including the service fee reduction discussed below), and there was $0.1 million and $0.4 million of related interest expense recognized during the three and nine months ended September 30, 2012, respectively. Additionally, beginning in the second quarter of 2012, pursuant to a promotion transition plan, our field sales force of approximately 95 representatives assumed full responsibility from approximately 400 Astellas sales representatives for the continued marketing of Sumavel DosePro. This promotion transition expanded our focus to include a portion of the high-prescribing primary care physicians previously covered by Astellas under the Astellas co-promotion agreement.

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

In August 2012, we and Astellas completed a final reconciliation under the terms of the agreement and agreed to adjust the service fees paid to Astellas over the term of the co-promotion agreement, resulting in a service fee receivable of $1.5 million, which will offset the two annual tail payments, and a reduction to the annual tail payment liability of $0.7 million. The present value of the service fee receivable and tail payment reduction of $1.9 million was recorded as a reduction in selling, general and administrative expenses during the three and nine months ended September 30, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction will be accreted through interest income through the dates of the two tail payments in July 2013 and July 2014.

For the three months ended September 30, 2012 and 2011, we recognized shared marketing expense of $0 and $0.4 million, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized shared marketing expense of $0.3 million and $1.5 million, respectively. For the three months ended September 30, 2012 and 2011, and prior to the final reconciliation of service fees, the Company incurred $0 and $1.7 million in service fee expenses, respectively. For the nine months ended September 30, 2012 and 2011, and prior to the final reconciliation of service fees, the Company incurred $1.8 and $4.9 million in service fee expenses, respectively.

Revenues

For the three months ended September 30, 2012 and 2011, we recognized $8.5 million and $8.8 million, respectively, in net product revenues, and for the nine months ended September 30, 2012 and 2011 we recognized $26.4 million and $25.0 million, respectively, in net product revenues. For the three months ended September 30, 2012 and 2011 we recognized $0 and $1.6 million, respectively, in contract revenues, and for the nine months ended September 30, 2012 and 2011 we recognized $8.5 million and $4.7 million, respectively, in contract revenues in each case associated with license and milestone payments made to us by Astellas under the Astellas co-promotion agreement.

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

Beginning in the third quarter of 2011, we began recognizing Sumavel DosePro product sales at the time title transfers to our customer, and providing for an estimate of future product returns at that time. We believe that our estimated product return allowances for Sumavel DosePro require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. Sumavel DosePro’s shelf life is determined by the shorter expiry date of its two subassemblies, which is currently approximately 30 months from the date of manufacture. We accept unused product from our customers that are within six months before and up to one year after its expiration date for a credit at the then-current whole acquisition cost, or WAC, reduced by a nominal fee for processing the return. Our initial product inventories reached expiration in 2011.

We have monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2011 and for the nine months ending September 30, 2012 included a disproportionately high amount of returns from a single retail chain. In addition, we have also experienced a high level of returned product from our initial launch stocking initiatives. We may experience higher levels of returns due to the termination of the Astellas co-promotion agreement on March 31, 2012 and the potential fall-off of prescription demand in territories that may no longer be supported with direct promotional efforts. We consider these factors as well as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Because of the shelf life of Sumavel DosePro and our return policy of issuing credits on returned product that is within six months before and up to one year after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product shipped in the three and nine months ended September 30, 2012 would have a cumulative financial statement impact of approximately $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2012. As our returns reserve also includes product shipped prior to 2012 that is within the product return period, our financial statements may be further affected if we experience higher levels of returns than estimated.

We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained two to three weeks of product on hand. As of September 30, 2012, wholesale distributors reported approximately three weeks of our product on hand.

Cost of Sales

Cost of sales consist primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units sold to wholesale pharmaceutical distributors and retail pharmacies, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. For the three months ended September 30, 2012 and 2011, our cost of sales was $4.2 million and $5.5 million, respectively, and for the nine months ended September 30, 2012 and 2011 our cost of sales was $13.5 million and $14.3 million, respectively. Our product gross margin for the three months ended September 30, 2012 and 2011 was 50% and 38%, respectively, and our product gross margin for the nine months ended September 30, 2012 and 2011 was 49% and 43%, respectively.

Royalty Expense

Royalty expense consists of the amortization of the $4.0 million milestone payment paid by us to Aradigm Corporation upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010) and royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees. We are not required to make any further milestone payments to Aradigm. Our ongoing royalty obligation payable to Aradigm is set forth in the asset purchase agreement we entered into with Aradigm in August 2006 pursuant to which we acquired the rights to the DosePro technology. During each of the three months ended September 30, 2012 and 2011, we incurred $0.3 million in royalty expense to Aradigm, and during each of the nine months ended September 30, 2012 and 2011, we incurred $1.0 million in royalty expense to Aradigm.

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

In March 2010, we initiated our Phase 3 clinical development program for Zohydro ER. We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. We track third party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. For the three months ended September 30, 2012 and 2011, we incurred $1.3 million and $4.9 million in third party research and development costs related to Zohydro ER, respectively. For the nine months ended September 30, 2012 and 2011, we incurred $8.4 million and $17.8 million in third party research and development costs related to Zohydro ER, respectively. The third party research and development costs for the nine months ended September 30, 2012 included $1.8 million in fees related to the submission of the NDA for Zohydro ER to the FDA and $1.0 million for a milestone payment made to Alkermes in connection with the NDA submission.

In July 2012 we initiated our first IND clinical trial for Relday. Under the Relday license agreement, Durect is responsible for non-clinical, formulation, chemistry, and manufacturing and controls development for Relday. We paid a non-refundable upfront fee to Durect of $2.25 million in July 2011. In addition, we incurred $0.1 million and $1.7 million in research and development costs payable to Durect during the three and nine months ended September 30, 2012, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Research and development expenses:
Zohydro	$1,253	$4,926	$8,380	$17,820
Relday	700	3,051	2,779	4,257
Sumavel DosePro	236	146	581	349
Other(1)	1,471	2,011	4,265	5,114

Total	$3,660	$10,134	$16,005	$27,540

(1)	Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

We expect our research and development costs for 2012 to decrease over amounts incurred in 2011 as we completed the Phase 3 clinical trials for Zohydro ER in December 2011. We incurred the cost of a $1.0 million milestone payment to Alkermes in the second quarter of 2012 in connection with the submission of the NDA for Zohydro ER to the FDA. We may be obligated to pay Alkermes up to $2.8 million in total additional future milestone payments with respect to Zohydro ER depending upon the achievement of other various development and regulatory events. These future milestone payments include a payment of $0.8 million upon successful completion of an FDA pre-approval inspection of our manufacturing facility and a payment of $2.0 million upon the first NDA approval of Zohydro ER. If Zohydro ER is approved, we are also required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.

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

We also expect to incur costs associated with clinical studies for our early-stage product candidates. We expect to incur total research and development costs of approximately $0.5 million to $1.0 million in the last three months of 2012 for initial clinical studies for Relday.

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

Interest Expense

Interest expense consists of interest or revenue interest costs incurred in connection with our $30.0 million royalty financing agreement, or the Healthcare Royalty financing agreement, with Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, LP), or Healthcare Royalty, our $10.0 million revolving credit facility with Oxford Finance Corporation, or Oxford, and Silicon Valley bank, or SVB, our $25.0 million loan and security agreement, or the amended Oxford/SVB loan agreement, the $4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital, and non-cash interest expense associated with amortization of debt discount and debt issuance costs, the estimated cost of revenue interest payments calculated under the effective interest method, and imputed interest from the two annual tail payments to Astellas. The outstanding principal balance of the GE Capital agreement was repaid in full on June 30, 2011. Further, the revolving credit facility and the amended Oxford/SVB loan agreement were repaid in full and terminated in July 2012.

We expect that interest expense will increase over 2011 levels due to a full year of borrowing under our $30.0 million Healthcare Royalty financing agreement that we entered into in July 2011, and the recognition of imputed interest from the two annual tail payments to Astellas related to the termination of our Astellas co-promotion agreement.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents non-cash expense associated with the changes in the fair value of the warrants to purchase common stock issued in connection with our July 2012 public offering and issued in connection with our Healthcare Royalty financing agreement.

Change in Fair Value of Embedded Derivatives

Change in fair value of embedded derivatives represents non-cash income from changes in the fair value of the embedded derivatives associated with the Healthcare Royalty financing agreement.

Other Income (Expense)

Other income (expense) consists of costs related to the issuance of warrants during our public offering in July 2012 and foreign currency transaction gains and losses. All of our revenues are currently generated in U.S. dollars while a majority of our manufacturing expenses are payable in foreign currencies, primarily U.K. pounds sterling and the Euro.

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

Critical Accounting Policies and Estimates

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2012, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenue. Revenue for the three months ended September 30, 2012 was $8.5 million and $10.4 million for the three months ended September 30, 2011. Product revenue for the three months ended September 30, 2012 and 2011 was $8.5 million and $8.8 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the three months ending September 30, 2012 and 2011 consists of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns. The aggregate $0.4 million, or 4%, decrease in net product revenue is primarily due to a decrease in unit volume of 12%, partially offset by an increase in our average selling price per unit of approximately 8%. This increase in our average selling price per unit was driven by a reduction of $1.0 million in net product sales for the three months ended September 30, 2011 in connection with the establishment of an estimate for returned product and the recognition of previously reported deferred product revenues as of June 30, 2011, offset by an increase of 9% in sales allowances as a percentage of gross product revenue through increased third-party payor contracting/rebates and patient incentives.

Contract revenue for the three months ended September 30, 2012 and 2011 was $0 and $1.6 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. On December 20, 2011, we amended the Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.

Cost of Sales. Cost of sales for the three months ended September 30, 2012 was $4.2 million and $5.5 million for the three months ended September 30, 2011. Product gross margin for the three months ended September 30, 2012 was 50% compared to 38% for the three months ended September 30, 2011. Cost of sales represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity (if any) and other manufacturing variances. The increase in product gross margin of 12% was primarily a result of a decrease in excess capacity charges of our contract manufacturing organizations and an increase in our average selling price per unit during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Royalty Expense. Royalty expense was $0.3 million for each of the three months ended September 30, 2012 and 2011. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period.

Research and Development Expenses. Research and development expenses decreased to $3.7 million for the three months ended September 30, 2012 compared to $10.1 million for the three months ended September 30, 2011. This decrease of $6.4 million was primarily due to:

•

a decrease of $3.6 million in third party research and development costs related to the Phase 3 clinical trials for Zohydro ER which were initiated in March 2011 and completed in December 2011, including the $0.8 million milestone payment to Alkermes that was paid during the three months ended September 30, 2011 in connection with the completion of Study 801;

•	a decrease of $2.3 million as a result of the onetime non-refundable upfront fee paid to Durect in July 2011 upon execution of the Relday license agreement; and

•

a decrease of $0.5 million in other development expenses primarily related to the development of our other product candidates and costs related to our employee and infrastructure resources that are not tracked on a program-by-program basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10.9 million for the three months ended September 30, 2012 compared to $14.7 million for the three months ended September 30, 2011. Selling expenses were $7.3 million for the three months ended September 30, 2012 compared to $11.5 million for the three months ended September 30, 2011. General and administrative expenses were $3.6 million for the three months ended September 30, 2012 compared to $3.2 million for the three months ended September 30, 2011. The decrease of $3.8 million in selling, general and administrative expenses primarily was due to:

•

a decrease of $4.2 million in sales and marketing expense primarily as a result of a $3.7 million decrease in service fees to Astellas due to the termination of the co-promotion agreement on March 31, 2012 and resulting reduction of service fees paid over the life of the agreement, and a decrease of $1.9 million in other advertising and promotional activities, offset by $1.2 million increase in sampling efforts due to the new co-promotion agreement with Mallinckrodt and $0.2 million increase in sales force costs; offset by

•

an increase of $0.4 million of general and administrative expenses primarily as a result of $0.6 million increase in personnel related costs related to non-cash stock-based compensation charges and recruiting costs and $0.2 million increase in public relations efforts, offset by $0.4 million decrease in professional service related costs, such as legal and accounting and advisory services.

Interest Income. Interest income increased to $11,000 for the three months ended September 30, 2012 compared to $2,000 for the three months ended September 30, 2011. This increase of $9,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $3.5 million for the three months ended September 30, 2012 compared to $2.5 million for the three months ended September 30, 2011. The increase of $1.0 million was due primarily to:

•

an increase of $0.7 million in the amortization of Oxford/SVB debt discount and acquisition fees and an increase of $0.6 million in final payment and prepayment fees from the termination of our Oxford/SVB loan agreement in July 2012;

•

an increase of $0.1 million in revenue interest payments related to the $30.0 million borrowed from Healthcare Royalty and $0.1 million in accrued non-cash interest expense based on our estimate of future revenue interest payments on this facility; and

•	an increase of $0.1 million in non-cash interest expense related to imputed interest from the two annual tail payments payable to Astellas; offset by

•	a decrease of $0.6 million in interest expense due to the termination of our Oxford/SVB loan agreement in July 2012.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities resulted in $3.6 million of non-cash expense during the three months ended September 30, 2012, which was due to the $3.6 million change in fair value of the warrant liability established in connection with the July 2012 public equity offering and $23,000 change in fair value of the warrant established in connection with the Healthcare Royalty financing agreement in July 2011, compared to $0.5 million of non-cash income during the three months ended September 30, 2011, which was due to the change in fair value of the warrant liability established in connection with the Healthcare Royalty financing agreement.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.2 million of non-cash expense during the three months ended September 30, 2012, compared to $0.1 million of non-cash income during the three months ended September 30, 2011, which was due to the change in fair value of the embedded derivatives associated with the Healthcare Royalty financing agreement in July 2011.

Other Income (Expense). Other income (expense) was $1.4 million of expense for the three months ended September 30, 2012 compared to $16,000 of income for the three months ended September 30, 2011. Changes in other income (expense) were primarily due to $1.4 million of expense incurred in July 2012 from the issuance of warrants in our public offering, slightly offset by foreign currency transaction gains which primarily related to the settlement of our liabilities payable in Euro and U.K pound sterling.

Comparison of the nine months ended September 30, 2012 and 2011

Revenue. Revenue for the nine months ended September 30, 2012 was $34.8 million and $29.7 million for the nine months ended September 30, 2011. Product revenue for the nine months ended September 30, 2012 and 2011 was $26.4 million and $25.0 million, respectively. During the third quarter of 2011, we began to recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies because we had developed sufficient historical experience and data to reasonably estimate future returns of Sumavel DosePro. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy discounts, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the six months ended June 30, 2011 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, with the three months ended September 30, 2011 consisting of Sumavel DosePro shipped to wholesaler distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable. Product revenue for the nine months ending September 30, 2012 consists of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable.

The aggregate $1.4 million, or 6%, increase in net product revenue is primarily due to an increase in unit volume of approximately 13%, partially offset by a decrease in our average selling price per unit of approximately 8%. This decrease in our average selling price per unit was driven by charges related to estimated product returns and an 18% increase in sales allowances as a percentage of gross product revenue through increased third-party payor contracting/rebates and patient incentives.

Contract revenue for the nine months ended September 30, 2012 and 2011 was $8.5 million and $4.7 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. On December 20, 2011 we amended our Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.

Cost of Sales. Cost of sales for the nine months ended September 30, 2012 was $13.5 million and $14.3 million for the nine months ended September 30, 2011. Product gross margin for the nine months ended September 30, 2012 was 49% compared to 43% for the nine months ended September 30, 2011. Cost of sales represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity (if any) and other manufacturing variances. The improvement in product gross margin of 6% was primarily a result of a decrease in excess capacity charges of our contract manufacturing organizations, partially offset by a decrease in our average selling price per unit during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Royalty Expense. Royalty expense was $1.0 million for each of the nine months ended September 30, 2012 and 2011. Royalty expense represents the amortization of a $4.0 million milestone payment we made in connection with the asset purchase agreement with Aradigm payable on the first commercial sale of Sumavel DosePro, which occurred in January 2010, as well as royalties payable to Aradigm from net sales of Sumavel DosePro during the period.

Research and Development Expenses. Research and development expenses decreased to $16.0 million for the nine months ended September 30, 2012 compared to $27.5 million for the nine months ended September 30, 2011. This decrease of $11.5 million primarily was due to:

•

a decrease of $9.4 million in third party research and development costs related to the Phase 3 clinical trials for Zohydro ER, which were initiated in March 2010 and completed in December 2011, which included $1.8 million in fees related to the submission of the NDA for Zohydro ER to the FDA in May 2012, $1.0 million for a milestone payment to Alkermes in connection with the NDA submission in May 2012 and $0.8 million for a milestone payment to Alkermes in connection with the completion of Study 801 of the Zohydro ER Phase 3 clinical trials;

•	a decrease of $2.3 million as a result of the onetime non-refundable upfront fee paid to Durect in July 2011 upon execution of the Relday license agreement; and

•

a decrease of $0.9 million in other development expenses primarily related to the development of our other product candidates and costs related to our employee and infrastructure resources that are not tracked on a program-by-program basis; offset by

•	an increase of $0.8 million in research and development costs related to the pre-clinical studies and formulation and stability testing for Relday; and

•	an increase of $0.3 million in research and development expenses primarily related to Sumavel DosePro publications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $37.6 million for the nine months ended September 30, 2012 compared to $42.6 million for the nine months ended September 30, 2011. Selling expenses were $27.4 million for the nine months ended September 30, 2012 compared to $32.9 million for the nine months ended September 30, 2011. General and administrative expenses were $10.2 million for the nine months ended September 30, 2012 compared to $9.7 million for the nine months ended September 30, 2011. The decrease of $5.0 million in selling, general and administrative expenses primarily was due to:

•

a decrease of $5.5 million in sales and marketing expense primarily as a result of $5.1 million decrease in service fees to Astellas due to the termination of the co-promotion agreement on March 31, 2012 and resulting reduction of service fees paid over the life of the agreement, and a decrease of $2.2 million in other advertising and promotional activities, offset by $1.8 million increase in sales force costs due to an increase in the average number of sales representatives; and

•

an increase of $0.5 million of general and administrative expenses primarily as a result of a $1.1 million increase in personnel costs consisting of an increase of $0.5 million in non-cash stock-based compensation charges, an increase of $0.4 million in salary expenses and an increase of $0.2 million in recruiting costs, and a $0.3 million increase in public relation efforts, offset by a $0.9 million decrease in professional service related costs, such as legal and accounting and advisory services.

Interest Income. Interest income increased to $40,000 for the nine months ended September 30, 2012 compared to $21,000 for the nine months ended September 30, 2011. This increase of $19,000 was due primarily to the increase in average cash and cash equivalent balances.

Interest Expense. Interest expense increased to $8.7 million for the nine months ended September 30, 2012 compared to $5.0 million for the nine months ended September 30, 2011. The increase of $3.7 million was due primarily to:

•

an increase of $0.3 million in revenue interest payments related to the $30.0 million borrowed from Healthcare Royalty and $2.6 million in accrued non-cash interest expense based on our estimate of future revenue interest payments on this facility;

•

an increase of $0.7 million in the amortization of Oxford/SVB debt discount and acquisition fees and an increase of $0.6 million in final payment and prepayment fees from the termination of our Oxford/SVB loan agreement in July 2012; and

•	an increase of $0.4 million in non-cash interest expense related to imputed interest from the two annual tail payments payable to Astellas; offset by

•	a decrease of $0.9 million in interest expense due to the termination of our Oxford/SVB loan agreement in July 2012.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities resulted in $3.6 million of non-cash expense during the nine months ended September 30, 2012, which was due to the $3.6 million change in fair value of the warrant liability established in connection with the July 2012 public equity offering and $65,000 change in fair value of the warrant established in connection with the Healthcare Royalty financing agreement in July 2011, compared to $0.5 million of non-cash income during the nine months ended September 30, 2011, which was due to the change in fair value of the warrant liability established in connection with the Healthcare Royalty financing agreement.

Change in Fair Value of Embedded Derivatives. Change in fair value of embedded derivatives resulted in $0.2 million and $0.1 million of non-cash income during the nine months ended September 30, 2012 and 2011, respectively, which was due to the change in fair value of the embedded derivatives associated with the Healthcare Royalty financing agreement in July 2011.

Other Income (Expense). Other income (expense) was $1.4 million of expense for the nine months ended September 30, 2012 compared to $86,000 of expense for the nine months ended September 30, 2011. The increase in other expense was primarily due to $1.4 million of expense incurred in July 2012 from the issuance of warrants in our public offering, slightly offset by foreign currency transaction gains during the nine months ended September 30, 2012 which primarily related to the settlement of our liabilities payable in Euro and U.K pound sterling.

Liquidity and Capital Resources

We have experienced net losses and negative cash flow from operating activities since inception, and as of September 30, 2012, had an accumulated deficit of $328.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of September 30, 2012, we had cash and cash equivalents of $49.6 million.

On July 27, 2012, we completed a public offering of common stock and warrants for net proceeds of approximately $65.4 million (including over-allotment purchase), after deducting under writer discounts and commissions of $4.2 million and offering costs of $0.5 million.

Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our Astellas co-promotion agreement. Through September 30, 2012, we received aggregate net cash proceeds of approximately $340.6 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

•	in July 2011, we entered into the Healthcare Royalty financing agreement pursuant to which we sold 388,601 shares of our common stock, resulting in $1.4 million of net proceeds;

•

in September 2011 and October 2011, we issued and sold a total of 30,711,566 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters’ option to purchase shares, for aggregate net proceeds of $57.9 million; and

•

in July 2012, we issued and sold a total of 35,058,300 shares of common stock and warrants to purchase 15,776,235 shares of common stock in a public offering, including the underwriters’ over-allotment purchase, for aggregate net proceeds of $65.4 million.

On July 30, 2012, we terminated our amended Oxford/SVB loan agreement. The amended Oxford/SVB Agreement consisted of a $25.0 million term loan and a $10.0 million revolving credit facility. The obligations under the amended Oxford/SVB loan agreement were collateralized by our intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25.0 million term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10.0 million was available to be borrowed within a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB’s prime rate or 7.29%. In addition, we paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. As of December 31, 2011, the outstanding balance of the term loan was $25.0 million and the outstanding balance of the revolving credit facility was $5.1 million.

In connection with the repayment of the amended Oxford/SVB loan agreement, we repaid $19.5 million of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, we were also required to make a final payment of $1.2 million and a prepayment premium of $0.4 million, or 2% of the then outstanding principal. We also paid a $0.1 million prepayment premium to terminate the revolving credit facility. As a result of the termination of the amended Oxford/SVB loan agreement, the lendors no longer have a security interest in our intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).

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

Cash and Cash Equivalents. Cash and cash equivalents totaled $49.6 million and $56.5 million at September 30, 2012 and December 31, 2011, respectively.

The following table summarizes our cash flows from (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(43,708)	$(64,235)
Investing activities	(255)	(426)
Financing activities	36,990	86,336

(Decrease) increase in cash and cash equivalents	$(6,973)	$21,675

Operating Activities: Net cash used in operating activities was $43.7 million and $64.2 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used for the nine months ended September 30, 2012 and 2011 primarily reflects the use of $35.7 million and $54.9 million, respectively, for operations (excluding non-cash items), which includes personnel-related costs, research and development costs (primarily related to the development of Zohydro ER and Relday), sales and marketing expenses for Sumavel DosePro and other professional services. Net cash used for the nine months ended September 30, 2012 and 2011 also includes the use of $10.5 million and $10.4 million, respectively, for other working capital uses, offset by $2.5 million and $1.1 million, respectively, in the reduction of commercial inventory of Sumavel DosePro.

Investing Activities. Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2012 and $0.4 million for the nine months ended September 30, 2011. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.

We expect to incur capital expenditures of approximately $0.2 million to $0.7 million in the last three months of 2012. These planned capital expenditures primarily relate to further investments in our manufacturing operations in support of the sound enhancement version of the DosePro technology and toward enhancing our existing manufacturing technology and equipment.

Financing Activities. Net cash provided by financing activities was $37.0 million for the nine months ended September 30, 2012 and $86.3 million for the nine months ended September 30, 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 relates to $67.1 million in net proceeds from the issuance of common stock and common stock warrants primarily during our July 2012 public offering, and $9.9 million of net proceeds provided by our revolving credit facility with Oxford/SVB, offset by payments of $40.0 million on our borrowed debt, including $21.1 million to terminate our $25.0 million term debt with Oxford/SVB and payments of $0.1 million to terminate our revolving credit facility with Oxford/SVB. Net cash provided by financing activities for the nine months ended September 30, 2011 relates to the net proceeds received from the issuance of common stock in our follow-on public offering in September 2011 of $56.6 million, net proceeds received in connection with the Healthcare Royalty financing agreement of $29.5 million, net proceeds received from our revolving credit facility with Oxford/SVB of $6.3 million, and proceeds from the exercise of options to purchase common stock of $0.1 million, offset by payments on borrowings of debt of $6.2 million.

Our sources of liquidity include our cash balances and cash receipts from the sale of Sumavel DosePro. Through September 30, 2012, we received aggregate net cash proceeds of approximately $340.6 million from the sale of shares of our preferred and common stock. As of September 30, 2012, we had $49.6 million in cash and cash equivalents. Other potential sources of near-term liquidity include entering into a commercialization agreement for Zohydro ER or a licensing arrangement for Relday.

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

We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product and, if approved, product candidates. We expect our expenses to be substantial and to increase over the next few years as we continue to grow the Sumavel DosePro brand and continue to advance our Zohydro ER product potentially through commercialization, and as we potentially advance Relday through clinical development.

Although it is difficult to predict future liquidity requirements, we believe that with our cash and cash equivalents as of September 30, 2012, together with future proceeds from the sale of Sumavel DosePro, we will have sufficient resources to fund our operations for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2012 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.

Foreign Exchange Risk

All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the nine months ended September 30, 2012, approximately $12.5 million (based on exchange rates as of September 30, 2012) of our materials purchased and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the nine months ended September 30, 2012 would have resulted in approximately $0.5 million or $0.8 million in gains or losses, respectively. In addition, we maintain funds in foreign bank accounts denominated in the Euro and U.K. pounds sterling, thereby further increasing our exposure to exchange rate gains and losses. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

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

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the nine months ended September 30, 2012 and the years ended 2011 and 2010, we incurred net losses of $46.7 million, $83.9 million and $73.6 million, respectively, our net cash used in operating activities was $43.7 million, $80.5 million and $72.0 million, respectively, and, at September 30, 2012, our accumulated deficit was $328.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the initiation of clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in the following two risk factors and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

We may require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and borrowings under our loan and financing agreements with Healthcare Royalty Partners, or Healthcare Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2012, together with future proceeds from the sale of Sumavel DosePro, will be sufficient resources to fund our operations for the next 12 months. We may need to obtain additional funds to finance our operations beyond that point in order to:

•	maintain our sales and marketing activities for Sumavel DosePro;

•	qualify secondary sources for the manufacturing of Sumavel DosePro;

•	fund our operations, fund development of Zohydro ER, if required, Relday and any other product candidate to support potential regulatory approval of marketing applications; and

•

commercialize Zohydro ER or any of our product candidates or any products or product candidates that we may develop, in-license or otherwise acquire, if any of these product candidates receive regulatory approval.

In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Sumavel DosePro;

•	the timing of regulatory approval, if granted, of Zohydro ER or any other product candidates and the commercial success of any approved products;

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

We are largely dependent on the commercial success of Sumavel DosePro and although we have generated revenue from sales of Sumavel DosePro, we may never significantly increase these sales or become profitable.*

We anticipate that, for at least the next several years, or until we receive regulatory approval and commercialize Zohydro ER, if at all, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only marketed product, Sumavel DosePro, which in turn, will depend on several factors, including our ability to:

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

To complement our sales force, we entered into an exclusive co-promotion agreement with Astellas in July 2009 under which Sumavel DosePro was promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, in the United States by approximately 400 Astellas sales representatives. This agreement terminated on March 31, 2012, and beginning in the second quarter of 2012 our sales force assumed full responsibility for the continued promotion of Sumavel DosePro. We have expanded the focus of our existing sales force to include targeting a portion of the high-prescribing primary care physicians previously part of the Astellas Segment. We also entered into a new co-exclusive (with us) co-promotion agreement with Mallinckrodt in June 2012, or the Mallinckrodt co-promotion agreement, under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the co-promotion agreement. Although we believe we have adequately sized our sales force in order to reach our historically targeted audience, our existing sales force, along with the collaboration of Mallinckrodt’s sales force, may be unable to effectively target these additional primary care physicians.

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

We depend on wholesale pharmaceutical distributors for retail distribution of Sumavel DosePro, and if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.*

The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, McKesson Corporation and Cardinal Health, Inc., individually comprised 37% and 36%, respectively, of our total gross sales of Sumavel DosePro for the nine months ended September 30, 2012, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as GSK and Merck & Co., and other smaller companies such as NuPathe, Inc. and MAP Pharmaceuticals, Inc. If approved, Zohydro ER may also compete with a significant number of opioid product candidates under development, including abuse and tamper resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro ER may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira Inc., Inspirion Delivery Technologies, Inc, LLC, Intellipharmaceuticals International, Inc., Nektar Therapeutics, Pfizer and QRxPharma Ltd.

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, and Zyprexa Relprevv marketed by Eli Lilly & Company. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes plc, NuPathe, Inc., Novartis AG, H. Lundbeck A/S and Otsuka Pharmaceutical Co. Ltd., each of which has announced they are developing long-acting antipsychotic product candidates.

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

We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and for the clinical supply of Zohydro ER and Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, Zohydro ER and Relday could be delayed.*

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro ER, Relday or any other product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In May 2012, Patheon announced plans to wind down or transfer its commercial production capacity for a number of products at this facility over a period of 24 to 36 months. While we cannot be sure of the impact of these plans on the continued fill, finish, assembly and packaging of Sumavel DosePro, we believe that we will have sufficient time to identify alternative suppliers for these services or negotiate alternative arrangements with Patheon for continued services at this or another facility. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and MGlas AG, located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro ER and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, under our license agreements, an affiliate of Alkermes plc is the exclusive manufacturer of Zohydro ER and Durect is the exclusive manufacturer of the risperidone formulation using Durect’s SABER™ controlled-release technology for all Relday clinical trials through Phase 2 and has the option to supply the same formulation for Phase 3 and, if approved, commercial production. We have restrictions on establishing a second source of supply under our agreement with Alkermes, and we may never be able to establish additional sources of supply for Zohydro ER or Relday’s risperidone formulation.

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

The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. In connection with the acceptance of our NDA for Zohydro, the FDA will convene an advisory committee for Zohydro ER on December 7, 2012. The FDA is not bound by the recommendation of an advisory committee. However, if our advisory committee were to recommend against the approval of our NDA due to adverse publicity concerning opioids or other concerns, we may not be able to succeed in securing approval for Zohydro. For example, products used to treat and manage pain, especially opioids, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. The FDA has announced plans to convene a separate advisory committee that was initially scheduled on October 29 and 30, 2012 concerning hydrocodone either combined with other analgesics or as an antitussive (cough suppressant), and to discuss the public health benefits and risks, including the potential for abuse, of these drugs. This advisory committee meeting was cancelled due to weather and is currently being rescheduled. We believe Zohydro ER is particularly appealing compared to existing hydrocodone products such as Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which unlike Zohydro ER contain the analgesic combination ingredient acetaminophen. Acetaminophen, if taken in high quantities over time, can lead to serious side effects such as liver toxicity. However, we may not succeed in differentiating Zohydro ER from these other hydrocodone products and may suffer from heightened regulatory scrutiny and negative publicity. In addition, in advance of our advisory committee meeting, we and the FDA will submit briefing documents for the committee’s review, and these briefing documents will be made available to the public. Press coverage and public scrutiny of hydrocodone products in general, the materials that will be discussed at the general hydrocodone advisory committee and our Zohydro ER advisory committee meeting may negatively affect the potential for our NDA for Zohydro ER to receive approval. Even if we obtain regulatory approval for Zohydro ER, the matters discussed at the advisory committee meetings, and in particular any concerns regarding safety and abuse potential, could limit our ability to successfully commercialize the product candidate.

As part of its review of the NDA, the FDA may inspect the facility or the facilities where the drug is manufactured. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an action letter, which will be either an approval letter, authorizing commercial marketing of the drug for a specified indication, or a “complete response letter” containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA’s evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Zohydro ER has undergone Phase 1 pharmacokinetics studies, Phase 2 clinical trials, and a Phase 3 clinical development program. However, some of these studies and trials were conducted by a third party and, accordingly, we did not directly participate in their design or execution. We initiated the Phase 3 clinical development program for Zohydro ER in March 2010 and reported positive results from our pivotal Phase 3 efficacy trial, Study 801, in August 2011 and completed our Phase 3 safety trial, Study 802, in December 2011, which showed Zohydro ER to be safe and generally well tolerated. However, product candidates such as Zohydro ER may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, which limits the labeling, distribution or promotion of a drug product.

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

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for Zohydro ER, Relday or any of our other product candidates, which could prevent or significantly delay their regulatory approval.*

Our Zohydro ER, Relday and any other product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Zohydro ER, Relday or any other product candidate, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate is safe and effective, and similar regulatory approvals would be necessary to commercialize the product candidate in other countries.

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

With regard to Zohydro ER, results from our pivotal Phase 3 efficacy clinical trial in patients with chronic lower back pain has shown what we believe is a clinically acceptable efficacy and safety profile which supported submission of an NDA for the treatment of moderate to severe pain in patients requiring around-the-clock opioid therapy. The trial successfully met the primary efficacy endpoint of the study in demonstrating a significant difference (p=0.008) between the mean changes in daily pain intensity Numeric Rating Scale (NRS) scores between Zohydro ER and placebo groups. The two key secondary endpoints were also met, specifically, the proportion of patients with at least 30% improvement in pain intensity and the improvement of overall satisfaction of medication. In the pivotal Phase 3 efficacy trial, the observed adverse events were similar to the side effects we observed in prior Phase 2 trials of Zohydro ER and consistent with the reported side effects of opioids currently prescribed for chronic pain. The incidence of adverse events was 33.7% and 28.8% in the open-label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. We also completed a 48-week open-label safety study to support the safety profile of Zohydro ER and have reported top-line results. While the overall incidence of adverse events in this study was higher than in the controlled efficacy study, which we believe reflects the longer duration of the study, the results were consistent with results from similar studies with other extended-release and long-acting opioid products and we believe support an overall conclusion that Zohydro ER is safe and generally well tolerated. In addition, the data we have reported and may continue to report from our Zohydro ER clinical trials may change in connection with the FDA’s review of our NDA. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro ER, Relday, or any of our other product candidates are not shown to be safe and effective in clinical trials, the program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Certain of our competitors may file a 505(b)(2) application for extended-release hydrocodone prior to the approval of our own NDA for Zohydro ER. The first approved 505(b)(2) applicant for a particular condition of use, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Three-year Hatch-Waxman exclusivity delays the FDA’s approval of other 505(b)(2) applicants for the same condition of use or change to the drug product that was granted exclusivity, regardless of the date of submission of each NDA. We believe that several competitors are developing extended-release hydrocodone products, and if the FDA approves a competitor’s 505(b)(2) application for its extended-release hydrocodone product before our application, and granted the competitor three-year exclusivity, the FDA would be precluded from making effective our NDA for Zohydro ER until after that three-year exclusivity period has expired, and such delay would dramatically reduce our expected market potential for Zohydro ER. Additionally, even if our 505(b)(2) application for extended-release hydrocodone is approved first, we may still be subject to competition by other hydrocodone products, including approved products or other 505(b)(2) applications for different conditions of use that would not be restricted by the three-year exclusivity.

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

Our failure to successfully establish new partnerships with pharmaceutical companies or contract sales organizations to co-promote Sumavel DosePro and any additional product candidates that may receive regulatory approval may impair our ability to effectively market and sell such product candidates.*

Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force currently comprised of approximately 95 representatives primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro was also being marketed by Astellas in the United States and promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists by approximately 400 Astellas sales representatives. Our Astellas agreement terminated on March 31, 2012. In June 2012, in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences, we entered into a new co-exclusive (with us) co-promotion agreement with Mallinckrodt under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to its customer base of prescribers.

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

In addition, we continue to examine potential improvements to the DosePro needle-free delivery system but cannot be certain that any improvements will obtain the necessary regulatory approvals or actually increase product sales. For example, we submitted a Prior Approval Supplement to the FDA regarding the implementation of a minor change designed to soften the sound upon administration of Sumavel DosePro. The FDA issued a complete response letter requesting more information. We plan to meet with the FDA to understand their position and agree on the additional steps required to implement this improvement. The complete response letter has no impact on the current Sumavel DosePro product.

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

We may need to continue to increase the size of our organization, and we may experience difficulties in managing and financing growth.*

We increased our full-time employees from 48 as of October 31, 2009 to 155 as of September 30, 2012. In addition, we have expanded our sales force in the United States from approximately 80 sales representatives to approximately 95 sales representatives as of September 30, 2012 and we intend to increase our sales force if Zohydro ER is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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

Fluctuations in the value of the Euro or U.K. pound sterling could negatively impact our results of operations and increase our costs.*

Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the nine months ended September 30, 2012, $12.5 million (based on exchange rates as of September 30, 2012) of our materials purchased, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.*

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of the termination of our partnership with Astellas in March 2012 to co-promote Sumavel DosePro and our future reliance on our new co-promotion partner, Mallinckrodt. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss was $46.7 million during the nine months ended September 30, 2012, $83.9 million in 2011 and $73.6 million in 2010, and our cash used in operating activities was $43.7 million in the nine months ended September 30, 2012, $80.5 million in 2011 and $72.0 million in 2010. As of September 30, 2012, we had an accumulated deficit of $328.7 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the potential additional clinical development for Relay, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As a result, we may remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.*

As of September 30, 2012, the principal amount of our total indebtedness was $30.0 million. On July 30, 2012, we terminated the term loan and revolving credit facility with Oxford and SVB, which consisted of a $25.0 million term loan and a $10.0 million revolving credit facility and repaid all outstanding amounts thereunder in full. Following such repayment, our outstanding indebtedness consists solely of $30.0 million under our financing agreement Healthcare Royalty, or the Healthcare Royalty financing agreement. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

Most of our patents related to DosePro were acquired from Aradigm, who acquired those patents from a predecessor owner. Our patents related to Zohydro ER are licensed from Alkermes. Thus, most of our patents, as well as many of our pending patent applications, were not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, the former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners and Alkermes may not have been completely familiar with U.S. patent law, possibly resulting in inadequate disclosure and/or claims. This could possibly result in findings of invalidity or unenforceability of the patents we own and in-license, patents issuing with reduced claim scope, or in pending applications not issuing as patents.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of September 30, 2012, our patent portfolio included twelve issued U.S. patents, four pending U.S. patent applications, 40 issued foreign patents and four pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Nine of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243 and 8,241,244 are expected to expire in 2014, 2016, 2017, 2026, 2026, 2023, 2023, 2025 and 2022, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Number 7,776,007 covers the cap and latch mechanism; U.S. Patent Nos. 7,901,385 and 8,267,903 encompass various embodiments of the casing for enclosing the injection devices; and U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules used in the Sumavel DosePro device. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these nine patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a license agreement with Alkermes, pursuant to which we license key intellectual property for Zohydro ER. We have also entered into a license agreement with Durect, pursuant to which we license key intellectual property for Relday. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

Risks Relating to the Securities Markets and an Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate substantially.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.99 to a high sale price of $2.86. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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

Our quarterly operating results may fluctuate significantly.*

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro, as well as the success and costs of our Zohydro ER, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•

fluctuations in the quarterly revenues of Sumavel DosePro, including fluctuations resulting from the performance of Mallinckrodt under our new co-promotion agreement, and from our distributors’ inventory management practices and buying patterns;

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of September 30, 2012, we had research coverage by only five securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

Our executive officers and directors and their affiliates together control approximately 29% of our outstanding common stock, assuming no exercise of outstanding options or warrants, as of September 30, 2012. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.*

Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2012, we had 100,666,197 shares of common stock outstanding. Of these shares, approximately 71,721,000 are freely tradable, without restriction, in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(4)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(4)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101**	The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.
(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.
(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Zogenix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: November 8, 2012	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date: November 8, 2012	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary