Form 10-K
period 2012-12-31
ZOGENIX, INC.
filed 2013-03-15
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
Form 10-K
 ____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
____________________________________
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $90,904,936, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $2.48 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 1, 2013 was 100,808,601.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2012.

ZOGENIX, INC.
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2012

i

PART I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	our ability to maintain and increase market demand for, and sales of, Sumavel DosePro;

•	our ability to successfully execute our sales and marketing strategy for the commercialization of Sumavel DosePro;

•	the progress and timing of clinical trials for our product candidates;

•	the potential for the FDA to approve the NDA for Zohydro ER despite the advisory committee's recommendation against approval;

•
the timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including foreign regulatory agencies, and demonstrating the safety and efficacy of Zohydro ER or any other product candidates to the satisfaction of the FDA and such other agencies;

•	adverse side effects or inadequate therapeutic efficacy of Sumavel DosePro that could result in product recalls, market withdrawals or product liability claims;

•	the safety and efficacy of Zohydro ER and our other product candidate;

•	the market potential for migraine treatments, and our ability to compete within that market;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	estimates of the capacity of manufacturing and other facilities to support our product and product candidates;

•	our ability to ensure adequate and continued supply of Sumavel DosePro to successfully meet anticipated market demand;

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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for Sumavel DosePro, Zohydro ER, Relday and other drugs, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Source Healthcare Analytics, Source® Pharmaceutical Audit Suite (PHAST) Institution/Prescription, Source® PHAST Prescription, Source® Prescriber or Source® Dynamic Claims. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.
DosePro®, Intraject®, Relday™, Sumavel®, Zogenix™ and Zohydro ER™ are our trademarks All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.

Item 1. Business
Overview
We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration, or FDA, that allows for the needle-free, subcutaneous delivery of medication. We commercialize Sumavel DosePro through our internal sales and marketing organization and in collaboration with Mallinckrodt LLC, our co-promotion partner.
Our lead product candidate, Zohydro™ ER (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted the New Drug Application, or NDA, for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of March 1, 2013. In December 2012, an advisory committee convened by the FDA voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The advisory committee provides the FDA with independent expert advice and recommendations; however, the final decision regarding approval is made by the FDA. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. The FDA has not provided us with information as to the reason for the delay, but has indicated that the delay would likely be brief and may last only several weeks. We have not been informed of any deficiencies in the NDA for Zohydro ER during the review process to date.
Sumavel DosePro and Zohydro ER, if approved, each has the potential to address significant unmet medical needs and become important and widely-used additions to the treatment options available to patients and physicians in the United States’ multi-billion dollar migraine and chronic pain markets, respectively.
Sumavel DosePro serves as a treatment alternative to oral and nasal triptans, and may offer simple, convenient administration when compared to traditional, needle-based sumatriptan injection. According to its Prescribing Information, Sumavel DosePro can provide onset of migraine pain relief in as little as ten minutes for some patients. As a result, we believe that Sumavel DosePro has the potential to be prescribed by a broad physician audience, especially for difficult to treat migraine episodes.
Migraine is a syndrome that affects over 29.5 million people in the United States, according to the National Headache Foundation, or NHF, website. Triptans are the class of drugs most often prescribed for treating migraines. In the United States in the 12 months ended December 2012, triptans generated sales of approximately $4.4 billion and sumatriptan, including branded and generic forms, represented the largest market share of the seven approved triptans, with sales of approximately $2.6 billion, according to Source Healthcare Analytics (Source® PHAST Institutional Prescription January 2012 - December 2012).
We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our original co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our collaboration with Astellas terminated on March 31, 2012, at which time we assumed full responsibility for the commercialization of Sumavel DosePro. In August 2012, Mallinckrodt began promoting Sumavel DosePro to a mutually agreed prescriber audience in the United States under our co-promotion agreement, pursuant to which we granted to Mallinckrodt a co-exclusive right (with us) to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the co-promotion agreement.
Sumavel DosePro has demonstrated quarterly growth in total prescriptions since its launch in January 2010. For the twelve months ended December 31, 2012, we recognized $35.9 million in net product revenue from sales of Sumavel DosePro, represented by more than 83,000 aggregate dispensed prescriptions (Source® PHAST Prescription, January 2012 — December 2012). Sumavel DosePro continues to add new and repeat prescribers in both the neurology and primary care settings. The product is also gaining use from a range of patient segments, including new triptan users, patients being converted to the product from other migraine drugs and patients who have been prescribed Sumavel DosePro and also have other triptan prescriptions. This experience is consistent with our belief that many patients will selectively use Sumavel DosePro for their more challenging migraine episodes, while continuing to use oral triptans to treat their less severe migraine episodes. Through our ongoing efforts with the largest commercial health plans, Sumavel DosePro is achieving broad coverage in the United States, with a reimbursement claims approval rate of approximately 82% since launch (Source® Dynamic Claims January 2010 — December 2012).

We believe our lead product candidate, Zohydro ER, has the potential to be an important therapeutic alternative to existing hydrocodone products, including the branded products Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which contain the analgesic combination ingredient acetaminophen and, if taken in high quantities over time, can lead to serious side effects such as liver toxicity. Zohydro ER utilizes the SODAS® Technology, Alkermes’ proprietary multiparticulate drug delivery system that allows the development of customized extended-release profiles and serves to enhance the release profile of hydrocodone in Zohydro ER. We believe these release properties have the potential to provide longer lasting and more consistent pain relief with fewer daily doses than the commercially available formulations of hydrocodone. As a result of its unique single-entity extended-release profile, we believe Zohydro ER has the potential to generate sales from both patients who use immediate-release products on a chronic basis and patients already using extended-release products in the prescription opioid market. We in-licensed exclusive U.S. rights to Zohydro ER from Alkermes in 2007.
The Institute of Medicine Report from the Committee on Advancing Pain Research, Care, and Education reported in 2011 that an estimated 116 million people in the United States are burdened with chronic pain, at a national economic cost of $560 to $635 billion annually. Chronic pain can be treated with both immediate-release and extended-release opioids. We define our target market for Zohydro ER as prescription, non-injectable codeine-based and extended-release morphine-based pain products. This market generated U.S. sales of approximately $14.0 billion for the year ended December 2012, based on average wholesale price, on approximately 216 million prescriptions. During the same period, existing hydrocodone products, the most commonly prescribed pharmaceutical products in the United States, generated $3.5 billion in sales on approximately 131 million prescriptions. (Source® PHAST Prescription January 2012 - December 2012).

We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect's SABER™ controlled-release formulation technology through a development and license agreement with Durect Corporation. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product that allows for once-monthly dosing. The existing long-acting injectable risperidone product achieved global net sales of $1.43 billion in 2012 with 69% of net sales outside of the United States, according to industry reports, and requires twice-monthly, 2 mL intramuscular injections with a 21 gauge or larger needle. We believe Durect's SABER controlled-release technology will allow Relday to be delivered subcutaneously on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics. Based upon these characteristics, Relday may provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products. In May 2012, we filed an investigational new drug, or IND, application with the FDA. In July 2012, we initiated our first IND clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. The addition of this 100 mg dose to the study will enable evaluation of dose proportionality across the full dose range that would be anticipated to be used in clinical practice. Positive results from this study extension would better position us to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We expect to complete the extension of the Phase 1 clinical trial during the second quarter of 2013. The development of Relday will first focus on its delivery by conventional needle and syringe in order to allow the administration of different volumes of the same formulation of Relday by a healthcare professional. We anticipate that the introduction of our DosePro needle-free technology for administration of Relday can occur later in development or as part of life cycle management after further work involving formulation development, technology enhancements and applicable regulatory approvals.
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
Our Strategy

Our core strategy is to commercialize and develop differentiated CNS and pain therapeutics that can address significant unmet medical needs and overcome limitations of existing products. Key elements of our strategy include:

•
Increasing sales and continuing to drive patient and physician adoption of Sumavel DosePro in the United States. Total U.S. net product revenue from sales of Sumavel DosePro from launch through December 31, 2012 was $84.5 million. We continue to leverage our established commercial infrastructure and our investment in sales and marketing programs to help increase awareness and adoption of, and access to, Sumavel DosePro with prescribers, patients, third-party payors, pharmacists and employers. Our co-promotion collaboration with Astellas terminated in March 2012, and beginning in the second quarter of 2012, we assumed full responsibility for the continued commercialization of Sumavel DosePro, with a focus on headache specialists, neurologists and primary care physicians in the United States. In June 2012, we entered into the co-promotion agreement with Mallinckrodt to complement the efforts of our internal sales force, with Mallinckrodt beginning promotion efforts in August 2012.

•
Developing and commercializing Zohydro ER for the treatment of moderate to severe chronic pain. If approved, Zohydro ER could be the first hydrocodone product to offer the benefit of less frequent dosing and the ability to treat chronic pain patients without the risk of liver injury associated with the use of acetaminophen in high dosages or over long periods of time. We completed our Phase 3 clinical program for Zohydro ER in 2011, which was focused on establishing safety and efficacy of extended-release single-entity hydrocodone to treat moderate to severe chronic pain in patients requiring around-the-clock opioid therapy. We reported results from our pivotal Phase 3 efficacy trial in August 2011 and submitted the NDA for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a PDUFA target action date of March 1, 2013. While there is a delay in the FDA providing an action letter for our NDA, the FDA indicated that the delay would likely be brief and may last only several weeks after the PDUFA target action date of March 1, 2013. If we receive FDA approval, we intend to explore commercial strategies including co-promotion and other partnering opportunities for Zohydro ER, and a staged expansion of our sales force to support broader reach to pain specialists for both Zohydro ER and Sumavel DosePro, and neurologists for Sumavel DosePro.

•
Developing Relday for the treatment of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We filed an IND application for Relday with the FDA in May 2012. In January 2012, we announced positive single-dose pharmacokinetic results from a Phase 1 clinical trial. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. The addition of this 100 mg dose to the study will enable evaluation of dose proportionality across the full dose range that would be anticipated to be used in clinical practice. We expect to complete the extension of the Phase 1 clinical trial during the second quarter of 2013. Our development of Relday will first focus on its delivery by conventional needle and syringe in order to allow the administration of different volumes of the same formulation of Relday by a healthcare professional. We anticipate that the introduction of our DosePro needle-free technology for administration of Relday can occur later in development or as part of life cycle management after further work involving formulation development, technology enhancements, and applicable regulatory approvals.

•
Expanding our product pipeline in CNS disorders and/or pain. We are utilizing our proprietary DosePro technology to add to our internal product pipeline. We are evaluating the market potential, formulation requirements and clinical development pathway of an additional CNS compound that could be paired with DosePro to enhance its commercial attractiveness.

•
Out-licensing our proprietary DosePro technology. We are seeking and evaluating opportunities to capitalize on our DosePro needle-free drug delivery technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life-cycle of their injectable products. In March 2012, we entered into a co-marketing and option agreement with Battelle Memorial Institute, or Battelle, pursuant to which we granted to Battelle the exclusive right to co-market our DosePro drug delivery technology to a specified list of Battelle's pharmaceutical clients.

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
Migraine Market
Migraine is a chronic neurovascular disorder characterized by episodic attacks. According to the NHF website, more than 29.5 million people in the United States suffer from migraines, with women three times more likely to suffer migraines than men. Migraine attacks typically manifest themselves as moderate to severe headache pain, with symptoms that often include nausea and/or vomiting and abnormal sensitivity to light and sound. Migraines can severely limit the normal daily functioning of patients, who may seek dark, quiet surroundings until the episode has passed. According to the International Headache Society, the duration of untreated or unsuccessfully treated migraine episodes ranges from four to 72 hours. According to data published in the March 2002 issue of Neurology, 63% of patients suffer one or more attacks per month, 25% of patients have one or more attacks per week and the median duration of an untreated migraine is approximately 24 hours. Overall, the cost burden of migraine in the United States was estimated by Thomson Medstat in June 2006 to approach $25 billion annually, including $12.7 billion in direct medical costs and $12 billion in indirect costs related to employee absenteeism, short-term disability and workers’ compensation costs to employers.
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
Triptans remain the drugs of choice and the most often prescribed therapy for the acute treatment of migraine and cluster headache. The following table provides a breakdown of the U.S. triptan market, including sales and doses prescribed for oral (tablets and melts), nasal and injectable forms of triptan for the 12 months ended December 2012.
U.S. Triptan Market
(12 months ended December 2012)

Triptan Form	Sales (millions)	$ Share	Doses (millions)	Dose Share
Oral Tablet	$3,410	78.0%	126.6	85.9%
Oral Melt	473	10.8	13.7	9.3
Nasal	120	2.7	2.9	2.0
Injectable	371	8.5	4.1	2.8
Total	$4,374	100%	147.3	100%

Source ® PHAST Institution/Prescription.
As indicated in the prior table, the triptan market is dominated by oral dosage forms (tablets and melts), with approximately 95% of U.S. triptan doses taken as oral formulations and the remaining 5% split between injectable and nasal formulations. Branded and generic sumatriptan, in all dosage forms, remains the most prescribed triptan molecule with sales of approximately $2.6 billion (59% dollar share of the triptan market). Of that amount, the injectable forms of sumatriptan accounted for $371 million. By comparison, ergotamine agents, another class of drugs used for the acute treatment of migraine, including injectable DHE and Migranal, accounted for $87 million in sales in the United States during the same 12-month period. (Source® PHAST Institution/Prescription January 2012 - December 2012). Sumatriptan is the only triptan available to patients in the injectable form and, with the exception of Sumavel DosePro, all other forms of injectable sumatriptan make use of needle-based injections for their administration.
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
The following table compares the time to maximum drug concentration in blood, or Tmax, and pain relief of oral forms, including melts and tablets, and nasal forms of marketed triptans to sumatriptan injection. The data are derived from Prescribing Information for the different formulations of these marketed triptans and not for head-to-head direct comparison studies:
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
Despite its speed of onset and completeness of pain relief advantages over oral and nasal triptans, needle-based sumatriptan injection has been limited to less than 10% of the U.S. triptan market on a dollar basis and less than 5% on a total dose basis (Source® PHAST Institution/Prescription, January 2012 — December 2012). We believe this is largely due to limitations related to its delivery system which include:

•
Needle-based. Approximately 50% of patients refuse to use a needle-based injectable product for migraine because of needle anxiety or fear, or a lack of confidence in their ability to administer an injection correctly, according to physician market research conducted in 2006 by Palace Healthcare Group, Inc. on our behalf.

•
Cumbersome to use. The Imitrex STATdose System, or Imitrex STATdose, GlaxoSmithKline's, or GSK's, autoinjector for delivering sumatriptan with a needle, and its generic equivalents require more than 15 steps per their published instructions to prepare, administer and reload for its next use. This multi-step process, which patients have to complete during a migraine episode, is prone to error. Further, market research conducted by Palace Healthcare Group on our behalf finds that physicians report that the training required for Imitrex STATdose is a barrier to prescribing.

•	Needlestick risk. Needle-based systems may require special handling and needle disposal, or sharps, containers to avoid needlestick injuries.
Due to these limitations, there has historically been a limited prescriber base for injectable delivery forms of sumatriptan. Of an aggregate of over 370,000 prescribers of triptans in the United States, only an approximate 69,000 had written a prescription for sumatriptan injection (including Sumavel DosePro) in the 12 months ended December 31, 2012 (Source Healthcare Analytics, Source® PHAST Prescription, January 2012 — December 2012). As a result, a limited number of patients are offered injectable delivery forms. Only 54% of migraine patients had ever been offered sumatriptan injection according to patient market research conducted by Boston Healthcare Associates, Inc. in 2007 on our behalf.
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
Due to its unique attributes, Sumavel DosePro has the potential to expand the dosage share for injectable sumatriptan beyond the traditional needle-based forms because it reduces the barriers inherent in needle-based delivery systems to being prescribed by physicians and accepted by patients. Sumavel DosePro may provide patients with the following benefits when compared to alternative triptan formulations:

•
Rapid, more complete, migraine pain relief. Sumavel DosePro can provide onset of migraine pain relief in as little as ten minutes for some patients, according to its Prescribing Information. The Prescribing Information for the product indicates that an average of 81% (vs. an average of 34% for placebo) of patients show pain relief at two hours following administration of Sumavel DosePro, and that 49% of patients were pain free within 1 hour (vs. 9% for placebo) and 64% were pain free within two hours (vs. 15% for placebo) following administration.

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
Sumavel DosePro Commercialization Strategy
We continue to develop and execute a sophisticated and comprehensive commercialization strategy for Sumavel DosePro supported by a range of marketing programs. The strategy and tactical plan was built taking into consideration the unmet needs in the migraine market in conjunction with the unique product attributes of Sumavel DosePro. Key objectives of our commercialization strategy are to:

•	validate the unmet needs of patients during challenging migraine episodes and position Sumavel DosePro as an effective treatment solution that should be added to the patient's treatment toolbox;

•	enhance speed of physician adoption by focusing promotional efforts on prescribers of migraine medications across specialties;

•	ensure a positive first-dose experience for patients; and

•
achieve broad patient access to Sumavel DosePro by ensuring nationwide retail distribution and adequate third-party payor reimbursement status, as well as providing a co-pay discount program to all qualifying patients.

In support of these strategic objectives, we are executing a variety of marketing programs to educate customers, which include a premier patient toolbox for new customers, direct-to-physician promotional materials, speaker programs, digital media, participation in selected medical conventions and reimbursement support programs. In addition, we provide product samples to physicians so that their patients may try Sumavel DosePro during an acute migraine attack before filling their first prescription.
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
Desitin Arzneimittel GmbH, or Desitin, a private German pharmaceutical company focused on the development, manufacturing and distribution of products for the treatment of CNS disorders, submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. In November 2010, Denmark became the first member of the European Union to approve marketing of Sumavel DosePro in that country. Subsequently, Sumavel DosePro has received marketing approval in Germany, Sweden, the United Kingdom, Norway and France.
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
Sumavel DosePro 4mg Line Extension
Based upon physician feedback, we have initiated development of a 4 mg dosage strength of Sumavel DosePro. We have completed registration batch manufacture, and submitted an NDA supplement to the FDA to demonstrate the manufacturability and stability of the new dosage strength in January 2013. We anticipate commercializing the 4mg dosage strength in late 2013 to early 2014, if approved.
DosePro and Sumavel DosePro Sound Enhancement
In order to further enhance the DosePro technology and Sumavel DosePro, we have completed additional engineering and design work aimed at softening the sound emitted by the DosePro device upon drug delivery. Rather than the current sound, which is similar to the opening of a can of soda, heard upon delivery with the current DosePro device, this enhanced version will sound like the click of a pen upon drug delivery. We submitted a Prior Approval Supplement to the FDA regarding the implementation of this minor change, and in October 2012, the FDA issued a complete response letter, or CRL, requesting more information. We plan to meet with the FDA to discuss the CRL and any additional steps required to implement this improvement. The CRL has no impact on the currently marketed Sumavel DosePro product.
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

Zohydro ER for the Treatment of Moderate to Severe Chronic Pain
Our lead product candidate, Zohydro ER (hydrocodone bitartrate), is a 12-hour extended-release formulation of hydrocodone without acetominophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted an NDA for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a PDUFA target action date of March 1, 2013. In December 2012, an advisory committee convened by the FDA voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The advisory committee provides the FDA with independent expert advice and recommendations; however, the final decision regarding approval is made by the FDA. In February 2013, the FDA informed us of a delay in providing an action letter for our NDA for Zohydro ER and indicated that the delay would likely be brief and may last only several weeks after the PDUFA target action date of March 1, 2013. We believe Zohydro ER has the potential to be an important therapeutic alternative to existing extended-release opioids as well as immediate release hydrocodone products, including the branded products Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which contain the analgesic combination ingredient acetaminophen and, if taken in high quantities over time, may lead to serious side effects such as liver toxicity. Zohydro ER utilizes the SODAS Technology, Alkermes’ proprietary multiparticulate drug delivery system that allows the development of customized extended-release profiles and serves to enhance the release profile of hydrocodone in Zohydro ER. We believe these release properties have the potential to provide longer lasting and more consistent pain relief with fewer daily doses than the commercially available formulations of hydrocodone. As a result of its unique single-entity extended-release profile, we believe Zohydro ER, if approved, will generate sales from both patients who use immediate-release products on a chronic basis and patients already using extended-release products in the prescription opioid market.
If Zohydro ER is approved by the FDA, it will be subject to a Risk Evaluation and Mitigation Strategy, or REMS, program, with the goal to reduce serious adverse outcomes resulting from inappropriate prescribing, misuse, and abuse of the drug while maintaining patient access to pain medication. The REMS program is required to comply with FDA mandates and will be consistent with the REMS program for other extended release opioids. This program recognizes the abuse potential of opioids and lays out specific prescriber education materials and requires a medication guide for patients to facilitate appropriate prescribing, dispensing and use of extended release opioids.
Zohydro ER, if approved, also is expected be designated as a U.S. Drug Enforcement Agency, or DEA, Schedule II product, which will make it more tightly regulated than currently available hydrocodone products, all of which are currently designated as Schedule III products. This means that Zohydro ER will not qualify for automatic refills. We believe these restrictions will help facilitate more responsible prescribing of Zohydro ER in terms of the dose and capsule count should it receive FDA approval.
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
In the 12 months ended December 2012, our target market, which we define as prescription non-injectable codeine-based and extended-release morphine-based pain products, generated sales of approximately $14.0 billion in the United States on approximately 216 million prescriptions. Of the $14.0 billion, hydrocodone products, the most commonly prescribed opioid and the most commonly prescribed pharmaceutical products in the United States, generated $3.5 billion in sales on approximately 131 million prescriptions. (Source® PHAST Prescription January 2012 - December 2012).

In June 2009, the FDA organized a joint meeting of the Drug Safety and Risk Management Advisory Committee, Nonprescription Drugs Advisory Committee, and the Anesthetic and Life Support Advisory Committee to discuss how to address the public health problem of liver injury related to the use of acetaminophen in both over-the-counter and prescription products. The expert panel specifically considered the elimination of combination prescription products containing acetaminophen (including Vicodin and its generics) from the U.S. market. Twenty of the 37 working group members (ten saying this was a high priority) voted in favor of removing such products from the market. The working group ultimately did not recommend withdrawal of these products stating that the benefits of access to Schedule III acetaminophen/ hydrocodone combination products over Schedule II opioids outweighed the risk of removing the combinations from the market. The working group also noted that the logical choice to substitute for the combination products would be a single-entity formulation of hydrocodone. Subsequently, in January 2011, the FDA asked manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 mg in each tablet or capsule and announced that it would require manufacturers to update labels of all prescription combination acetaminophen products to warn of the potential risk for severe liver injury. Along with this announcement, the FDA issued letters to sponsors of prescription acetaminophen drugs proposing various modifications to the drug labeling, including adding a boxed warning for hepatoxicity. Within 30 days of the date of the letters, the holders of approved applications for prescription acetaminophen drugs were required to submit a supplemental NDA to the FDA proposing labeling changes that reflect the new safety information about acetaminophen and liver toxicity, or a statement detailing the reasons why such change would not be warranted. There are currently no approved products formulated with hydrocodone alone, and we believe Zohydro ER has the potential to fill this treatment gap.

In January 2013, the FDA organized a meeting of the Drug Safety and Risk Management Advisory Committee to discuss the public health benefits and risks, including the potential for abuse of drugs containing hydrocodone either combined with other analgesics or as an antitussive, and the impact of rescheduling these hydrocodone products from Schedule III to Schedule II. Nineteen of the 29 Advisory Committee members voted in favor of recommending that products containing hydrocodone be reclassified from a Schedule III to a Schedule II controlled substance. The Advisory Committee's recommendation is for the FDA's consideration and is not binding on the FDA. Zohydro ER is currently designed as a Schedule II product.

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
Our Solution: Zohydro ER
We believe that Zohydro ER, if approved, may provide patients and physicians with the following benefits when compared to existing opioid pain medications:

•
Single-entity hydrocodone. Zohydro ER, if approved by the FDA, is expected to be the first non-combination, extended-release hydrocodone product to be commercialized in the United States, giving physicians and patients a hydrocodone option unencumbered with acetaminophen or NSAIDs and their potential adverse effects.

•
Twelve hour exposure provides true around-the-clock relief when administered twice daily. Zohydro ER, via its unique extended-release profile, is designed to provide consistent relief of moderate to severe chronic pain over a 12-hour period per dose. Clinical studies have shown a pharmacokinetic profile that supports the expected extended relief profile of Zohydro ER. In addition, there are five other marketed products using SODAS technology that are dosed every 24 hours, which we believe helps validate the controlled release technology underlying the formulation of Zohydro ER.

•
Easier adherence/greater patient convenience. Because of its 12-hour dosing regimen, Zohydro ER requires fewer daily doses than currently available hydrocodone formulations, thereby increasing the likelihood of patient adherence and convenience.

•
Another opioid option for chronic medication rotation. The unique profile of Zohydro ER provides another option for physicians investigating new alternatives to offer patients who require medication rotation due to tolerance, side effects or poor pain control.

Zohydro ER Phase 3 Clinical Development Program
We initiated a single pivotal Phase 3 efficacy trial (Study 801) in March 2010 and completed patient enrollment in February 2011. This trial was a randomized, 12-week, double-blind, placebo-controlled trial to evaluate the safety and efficacy of Zohydro ER for the treatment of moderate to severe chronic lower back pain in opioid-experienced adult subjects. Our trial utilized a protocol design that has been used successfully to demonstrate the efficacy of other extended-release opioid therapies for chronic pain. Patients in this study were converted from their existing opioid treatment regimen to Zohydro ER and titrated to an effective dose of Zohydro ER during an initial up to 6-week open-label conversion and titration phase, and were then randomized to receive either placebo or active drug for a 12-week placebo-controlled treatment phase. During the entire study period, patients in both arms of the clinical trial had access to rescue medication. The primary efficacy endpoint in this trial was the mean change in average daily pain intensity scores between Zohydro ER and placebo. We confirmed the FDA’s agreement on the trial design for Study 801 and the overall safety database requirements for an NDA submission at our End of Phase 2 meeting with the FDA conducted in June 2008. We did not seek a Special Protocol Assessment, or SPA, from the FDA for Study 801.
We reported positive results for our pivotal Phase 3 efficacy trial in August 2011. The trial successfully met the primary efficacy endpoint in demonstrating a significant difference (p=0.008) between the mean changes from Baseline to Week 12 or Final Visit in average daily pain intensity Numeric Rating Scale (NRS) scores obtained from patient diaries between Zohydro ER and placebo groups. The two key secondary endpoints were also met. With respect to the responder analysis secondary endpoint, the proportion of patients with at least 30% improvement in pain intensity from screening to end of study was significantly higher for Zohydro ER compared to placebo (67.5% versus 31.1%; p<0.001). The proportion of patients with at least 50% improvement in pain intensity from screening to end of study was also significantly higher for Zohydro ER versus placebo (47.7% versus 23.3%; p<0.001). The other key secondary endpoint, using the Subject Global Assessment of Medication questionnaire, showed that patients on Zohydro ER were significantly more satisfied (p<0.001) with their pain treatment at the end of the study compared to their pre-study medication. The study further demonstrated that Zohydro ER was safe and generally well tolerated. The incidence of adverse events was 33.7% and 28.8% in the open label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (≤2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. These are typical adverse events associated with chronic opioid therapy.
To further assess the safety and tolerability of Zohydro ER as a chronic pain therapy, we also conducted an open-label Phase 3 trial in opioid-experienced adult subjects with any indication appropriate for continuous, around-the-clock opioid therapy for an extended period of time (Study 802). We completed the trial in December 2011. The goal of this trial was to evaluate the safety and tolerability of Zohydro ER for up to 12 months of treatment. The study further demonstrated that Zohydro ER was safe and generally well tolerated, and the incidence of adverse events was generally consistent with that seen in our pivotal Phase 3 efficacy trial. The safety and efficacy data from this trial was submitted as part of our NDA to the FDA in May 2012.
We have also initiated 2-year carcinogenicity studies in two animal species. We obtained FDA agreement on the protocols for both studies and have agreed with the FDA that these studies are an ongoing commitment and are not required for submission or approval of the NDA for Zohydro ER. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a PDUFA target action date of March 1, 2013. In December 2012, an advisory committee convened by the FDA voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The advisory committee provides the FDA with independent expert advice and recommendations; however, the FDA is not bound by the advisory committee's recommendations and the final decision regarding approval is made by the FDA. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. The FDA has not provided us with information as to the reason for the delay, but has indicated that the delay would likely be brief and may last only several weeks. We have not been informed of any deficiencies in the NDA for Zohydro ER during the review process to date.
Prior Clinical Development of Zohydro ER
Our licensor for Zohydro ER, Alkermes, conducted pre-clinical and clinical studies of Zohydro ER under an IND initiated in 2002.
Phase 1 and Phase 2 Clinical Development. In single and multiple dose pharmacokinetic evaluations, Zohydro ER demonstrated detectable plasma concentrations of hydrocodone within 15 minutes of administration. Zohydro ER also demonstrated a sustained release effect significantly longer than currently available hydrocodone combination products such as Vicodin, as well as dose proportional pharmacokinetics. Consistent, steady-state plasma levels, which are believed to be desirable for chronic pain patients who require around-the-clock opioid therapy, were achieved within one week of the initiation of dosing. In addition, Zohydro ER has been tested under both fed and fasted conditions and the amount of drug exposure was not affected by food, which we believe provides the basis for a flexible administration regimen for chronic pain. We believe that these prior pharmacokinetic studies demonstrate that Zohydro ER displays a consistent, extended-release profile, dose-proportional pharmacokinetics and an acceptable safety profile.
Zohydro ER has also been evaluated in two separate Phase 2 pain studies. The first study was a randomized, single-dose, parallel group, placebo-controlled, active-comparator study to evaluate the safety, efficacy and pharmacokinetics of increasing doses of Zohydro ER in opioid-naive adults immediately following bunion removal surgery. This study was designed to evaluate pain prevention rather than pain treatment. In this 241-patient study, patients were treated with either one of four doses of Zohydro ER (10, 20, 30 or 40 mg extended-release hydrocodone bitartrate), an active immediate-release comparator consisting of 10 mg hydrocodone bitartrate plus 325 mg acetaminophen, or placebo. The primary efficacy measurement was the visual analog scale of pain intensity from 0 to 12 hours after dosing. The 40 mg dose of Zohydro ER was significantly more effective (p<0.05) versus placebo in controlling postoperative pain. In addition, efficacy of the 40 mg dose did not significantly differ from the hydrocodone bitartrate/acetaminophen active comparator in any of the efficacy outcome measures. None of the three lower doses of Zohydro ER were superior to placebo in the primary efficacy measurements. All four doses were found to be safe and well-tolerated. We believe this efficacy and safety information is useful in establishing proof-of-concept for Zohydro ER.
The second Phase 2 study was a four week, multiple-dose, safety, tolerability and pharmacokinetic dose-escalation study of Zohydro ER in opioid-experienced adults with chronic, moderate to severe osteoarthritis pain. The primary objective was to assess the safety, tolerability and pharmacokinetics of Zohydro ER at steady state over a range of escalating daily doses. Thirty-seven patients in two dosing cohorts received escalating doses of Zohydro ER over three weeks. This study demonstrated a clinically acceptable safety profile and a reduction in pain intensity for chronic moderate to severe osteoarthritis pain patients across multiple dosage strengths. We believe that the study also demonstrated a steady-state pharmacokinetic profile that is appropriate for the management of chronic pain. In both Phase 2 studies, patients experienced mild to moderate adverse events, such as nausea, vomiting, headache, dizziness, sweating, constipation and drowsiness, which are similar to the reported effects of opioids currently prescribed for chronic pain.
The data from these Phase 1 and Phase 2 studies were submitted to the FDA under our IND and were summarized in our End of Phase 2 meeting briefing package in support of progressing Zohydro ER into pivotal Phase 3 clinical studies.

Relday for the Treatment of Schizophrenia
Relday is a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product that allows for once-monthly dosing. We believe Durect’s SABER controlled-release technology will allow Relday to be delivered subcutaneously on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics. Based upon these characteristics, Relday may provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products. In May 2012, we filed an IND application with the FDA. In July 2012, we initiated our first IND clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial on January 3, 2013. Adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. The addition of this 100 mg dose to the study will enable evaluation of dose proportionality across the full dose range that would be anticipated to be used in clinical practice. Positive results from this study extension would better position us to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We expect to complete the extension of the Phase 1 clinical trial during the second quarter of 2013.
The Antipsychotic Market
Schizophrenia is a complex, chronic, severe and debilitating mental disorder that often develops between the ages of 16 and 30 years, and the National Institute of Mental Health, or NIMH, estimated in 1993 that the 12-month prevalence of schizophrenia is 1.1% of the U.S. adult population. The symptoms of schizophrenia are often categorized as positive, negative or cognitive in nature. Positive symptoms include hallucinations, delusions, disorganized thinking and movement disorders. Negative symptoms of schizophrenia can include flat affect, inability to feel pleasure and speaking little, and the cognitive symptoms of schizophrenia can include poor executive function, problems with working memory and attention deficits. This combination of symptoms often makes it challenging for many schizophrenic patients to care for themselves or hold jobs, resulting in significant societal costs. The direct and indirect costs of schizophrenia in the United States in 2002 were estimated at $62.7 billion, including $22.7 billion in direct medical costs for outpatient care, medications, inpatient care, and long-term care, according to an article published in 2005 in The Journal of Clinical Psychiatry.
Bipolar disorder, or manic depressive illness, is another chronic, recurring psychiatric illness that is characterized by extreme or unusual shifts in mood, energy and activity levels. In general, patients with bipolar disorder suffer over time from episodes of both mania and depression. The NIMH estimated in 2005 that the average age of onset for bipolar disorder is 25 years, and the 12-month prevalence of bipolar disorder is 2.6% of the U.S. adult population. In many cases, the recurring episodes of mania and depression are so severe that the patient cannot maintain normal relationships or function normally at home, work or school, and suicide attempts occur in 25-50% of bipolar disorder patients.
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
Overall, the global atypical antipsychotic market was estimated to be in excess of $17.1 billion in 2011, based upon published sales reports of certain pharmaceutical companies. In 2012, atypical antipsychotics comprised approximately 91% of all antipsychotic prescriptions in the United States, according to data from Source Healthcare Analytics (Source® PHAST Prescription, January 2012 — December 2012). The existing long-acting injectable risperidone product, Risperdal Consta, achieved global net sales of $1.4 billion in 2012, according to industry reports, and has a wholesale acquisition cost of approximately $286 per bi-weekly dose, or more than $500 per month, for the 25 mg dosage strength (Source: Gold Standard). Finally, in the United States, prescribers of long-acting antipsychotics are highly concentrated with approximately 16,600 total prescribers of long-acting injectable products, including approximately 9,600 psychiatrists in 2012 (Source® PHAST Prescription, January 2012 — December 2012).
The Relday Opportunity
Market research conducted on our behalf by bioStrategies Group in 2007 indicates that psychiatrists see significant potential advantages for Relday over the currently marketed long-acting risperidone injectable, specifically identifying the subcutaneous and once-monthly features of Relday as important differentiators versus the currently marketed long-acting antipsychotics. We believe on the basis of our pre-clinical development work and market research that, if successfully developed and approved, Relday could potentially provide a significant improvements over existing treatment options for patients suffering from schizophrenia as a result of:

•
Subcutaneous delivery: All the currently available long-acting atypical antipsychotics are administered intramuscularly and, other than the lowest dosage strength of Invega Sustenna, have injection volumes greater than Relday. Intramuscular injections have been associated with inadvertent vascular injection, leading to rapid release of the drug and related adverse events, and in addition can also result in slow, painful and/or difficult injections. Utilizing the unique attributes of the

Durect’s SABER technology, Relday has been designed to be administered subcutaneously with injection volumes of 0.5 mL to 1.0 mL.

•
No reconstitution: Relday is formulated as a pre-filled, single-dose product that does not require reconstitution, or the addition of a liquid dilutent, prior to administration. Risperdal Consta and Zyprexa Relprevv both require reconstitution prior to injection, which is generally considered an inconvenience for busy healthcare practitioners.

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

•
Preferred active ingredient: Our market research indicated that in nearly all cases, long-acting injectable antipsychotics are prescribed to patients who have experience taking the same molecule orally and have demonstrated some level of acceptable efficacy and tolerability. Oral risperidone is now the second most commonly prescribed atypical antipsychotic compound in the United States, accounting for 24% of total prescriptions in the twelve months ended December 2012 (Source® PHAST Prescription, January 2012 — December 2012).

•
Potential Needle-free delivery: The currently available long-acting atypical antipsychotic products are delivered using a 23 gauge or larger needle, with Risperdal Consta requiring use of a 21 gauge or larger needle. The development of Relday will first focus on its delivery by conventional needle and syringe in order to allow the administration of different volumes of the same formulation of Relday by a healthcare professional. We anticipate that the introduction of our DosePro needle-free technology for administration of Relday can occur later in development or as part of life cycle management after further work involving formulation development, technology enhancements, and applicable regulatory approvals.

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
Our DosePro Technology and Pre-clinical Pipeline
Our proprietary DosePro technology is a first-in-class, easy-to-use drug delivery system designed for self-administration of a pre-filled, single dose of liquid drug, subcutaneously, without a needle. The DosePro technology (formerly known as Intraject) has undergone more than ten years of design, process engineering, clinical evaluation and development work, including significant capital investment by the predecessor owners of the technology, Weston Medical Group, plc and Aradigm. We acquired the DosePro technology and related intellectual property from Aradigm in August 2006. We believe the approval and launch of Sumavel DosePro in the United Sates validates the technology’s commercial viability and readiness for other potential drug applications.
We believe that DosePro offers several benefits to patients compared to other subcutaneous delivery methods, and that it has the potential to become a preferred delivery option for patients and physicians for many injected medicines beyond sumatriptan, particularly those that are self-administered. These benefits include less anxiety or fear due to the lack of a needle, easier disposal without the need for a sharps container, no risk of needlestick injury or contamination, an easy-to-use three step process, no need to fill or manipulate the device, reliable performance, discreet use and portability. In several clinical trials and market research studies, DosePro has been shown to be preferred by patients over conventional needle-based systems. For example, in a head-to-head study conducted by GSK of Sumavel DosePro versus the European branded version of Imitrex STATdose, a needle-based delivery system, 61% of migraine patients preferred using Sumavel DosePro while only 18% preferred using the European branded version of Imitrex STATdose, with the remaining patients expressing no preference. In addition, in a market study conducted on our behalf by Boston Healthcare Associates, Inc. in 2007, 76% of patients indicated that they preferred the Sumavel DosePro delivery method over Imitrex STATdose. In addition, DosePro requires less time from physicians and other caregivers to train patients to use the device.
Physician preference for DosePro as a needle-free alternative to conventional needle-based injections has also been demonstrated in market research studies. For example, in a study conducted by Palace Healthcare Group, Inc. in 2006 on our behalf, 94% of primary care physicians and 98% of neurologists indicated they would be more willing to prescribe an injectable migraine product if it were needle-free.
In order to further enhance the DosePro technology and Sumavel DosePro, we have completed additional engineering and design work aimed at softening the sound emitted by the DosePro device upon drug delivery. Rather than the current sound, which is similar to the opening of a can of soda, heard upon delivery with the current DosePro device, this enhanced version will sound like the click of a pen upon drug delivery. We submitted a Prior Approval Supplement to the FDA regarding the implementation of this minor change, and the FDA issued a CRL requesting more information. We plan to meet with the FDA to discuss the CRL and any additional steps required to implement this improvement. The CRL has no impact on the currently marketed Sumavel DosePro product.

Clinical studies suggest that DosePro will have significant versatility in its ability to deliver various types of therapeutic compounds, including both small molecules and biologic products where the dose volume is 0.5 mL or less. In addition to positive results using DosePro in clinical studies performed with saline and sumatriptan, there have been three positive single-dose human pilot studies conducted with a combination of a protein pharmaceutical and DosePro. These studies include pharmacokinetic bioequivalence studies comparing DosePro to a conventional needle injection for human growth hormone and erythropoietin and pharmacodynamic equivalence study using granulocyte colony-stimulating factor. Pre-clinical work with monoclonal antibodies evaluating bioavailability, pharmacokinetics and a lack of immunogenicity has also been conducted. In vitro studies with DosePro technology have demonstrated the potential to allow the subcutaneous delivery of highly viscous formulations, which can be a limiting factor for use of traditional needle-based delivery systems. As a result of the versatility of DosePro to deliver various types of drug products, this technology may have significant market potential across a broad range of therapeutic areas, including those typically treated with small volume injectable products, such as hepatitis, infertility, multiple sclerosis and rheumatoid arthritis.
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
We are building our internal product pipeline by investigating proven drugs that can be paired with DosePro to enhance their benefits and commercial attractiveness. We are also evaluating the market potential, formulation requirements and clinical development pathway of an additional CNS compound that could be paired with DosePro to enhance its commercial attractiveness. We are also seeking to capitalize on our DosePro technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life cycle of their proprietary injectable products. In March 2012, we entered into a co-marketing and option agreement with Battelle Memorial Institute, or Battelle, pursuant to which we granted to Battelle the exclusive right to co-market our DosePro drug delivery technology to a specified list of Battelle's pharmaceutical clients.
Sales and Marketing
We have built a highly experienced sales and marketing organization in the United States focused on marketing and selling Sumavel DosePro to physicians, nurses and other healthcare professionals. As of December 31, 2012, our sales and marketing organization is comprised of 103 professionals, which includes approximately 85 field sales personnel. Our field sales force has historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists.
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
We believe our sales force is differentiated by its level of experience and background in the industry and accountability for sales results. Our field sales personnel have an average of approximately 14 years of prior experience promoting pharmaceutical products and most have prior experience in the neurology and/or migraine space. In addition, our sales management team has on average 20 years of pharmaceutical industry experience, including an average of 10 years of sales management experience. Each of our sales representatives and regional business directors undergoes a formal training program focused on disease background, our product, competitive products and territory management, as well as compliance with applicable laws. Our training program also includes significant ongoing and field-based learning to provide a comprehensive understanding and perspective as to our markets and disease states and the needs of both physicians and patients.
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
In addition, in July 2009, we entered into an exclusive co-promotion agreement with Astellas under which Sumavel DosePro was historically marketed by Astellas in the United States and promoted primarily to primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, by approximately 400 Astellas sales representatives. The target audience for our sales effort was primarily comprised historically of neurologists and other prescribers of migraine medicines who fall outside the Astellas Segment. In addition, our representatives historically had the right to call upon a specified number of key prescribers within the Astellas Segment and Astellas’ representatives historically had the right to call upon a specified number of neurologists. This exclusive co-promotion agreement with Astellas terminated on March 31, 2012, at which time we assumed full responsibility for the commercialization of Sumavel DosePro. We have expanded the focus of our existing sales force to include targeting a portion of the high-prescribing primary care physicians that were previously part of the Astellas Segment. In June 2012, we entered into a co-promotion agreement with Mallinckrodt, pursuant to which we granted to Mallinckrodt a co-exclusive right (with us) to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt began promoting Sumavel DosePro in August 2012 and has committed to a minimum number of sales representatives for the initial term of the co-promotion agreement.
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
For the launch of Zohydro ER, if approved, we intend to consider co-promotion and other partnering opportunities, and an expansion of our sales and marketing infrastructure, including expanding our field sales force to between 100 and 200 representatives, to support broader reach to pain specialists for both Zohydro ER and Sumavel DosePro, and neurologists for Sumavel DosePro. We expect our primary target audiences may expand to include anesthesiologists, pain specialists, physical medicine specialists and additional primary care physicians. In addition, we expect that we will also consider opportunities to partner Zohydro ER to reach a broader physician audience. We are seeking and evaluating third-party co-promotion opportunities that would allow us to strategically leverage our commercial resources and generate additional revenue in the United States.
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
Sumavel DosePro
Sumavel DosePro competes against other marketed migraine therapeutics. The largest class of marketed prescription products for treatment of migraine is the triptan class. The largest selling triptan is sumatriptan, with the branded products Imitrex and Treximet marketed by GSK and Sumavel DosePro marketed by us. There are six other branded triptan therapies being sold by pharmaceutical companies including AstraZeneca plc, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Merck & Co., and Pfizer, Inc. in the United States.

We also face competition from generic sumatriptan injectable, now marketed in the United States as an authorized generic of Imitrex STATdose by Par Pharmaceutical Companies and Sandoz Inc. (a Novartis AG company). In addition, we face competition from alternative autoinjector forms of sumatriptan injection including sumatriptan injection, a needle-based autoinjector which was developed and is manufactured and marketed by Pfizer, and a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies. Although these products and alternative autoinjector forms of sumatriptan injection may not be directly substituted for Sumavel DosePro, generic versions of injectable sumatriptan may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients. In addition to these migraine therapeutics, there are other marketed non-triptan migraine therapeutics, such as Cambia sold by Nautilus Neurosciences, Inc. and Migranal sold by Valeant Pharmaceuticals International. Moreover, there are several product candidates under development that could potentially be used to treat migraines and compete with Sumavel DosePro, including products under development by large pharmaceutical companies such as GSK, Merck and Allergan, Inc. and smaller companies such as OptiNose AS, Inc. In addition, Allergan, is now marketing BOTOX botulinum toxin for the treatment of chronic migraine, and Nupathe, Inc. received FDA approval for its migraine patch, Zecuity, in January 2013.
Zohydro ER
If approved for the treatment of moderate to severe chronic pain, Zohydro ER will compete against other marketed branded and generic pain therapeutics and may compete with additional product candidates currently under development or developed in the future. Current competitors in the opioid pain therapeutics space include, but are not limited to, Abbott Laboratories, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Watson Pharmaceuticals, Inc. There are at least 15 opioid product candidates under development, including abuse and diversion resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro ER may also face competition from non-opioid products, including new chemical entities, as well as alternative delivery forms of NSAIDs. In addition to the previously named companies, a number of pharmaceutical companies are developing new product candidates for pain including, but not limited to, Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira, Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceutics International Inc. and QRxPharma Ltd.
Relday
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta and Invega Sustenna marketed by Johnson & Johnson and Zyprexa Relprevv marketed by Eli Lilly & Company. In March 2013, the FDA approved Abilify Maintena, a once-monthly depot formulation of apripiprazole from Otsuka Pharmaceutical Co, Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck, Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, NuPathe and Novartis AG, each of which has announced they are developing long-acting antipsychotic product candidates.
DosePro Technology
Traditional needle and syringe remain the primary method for administering intramuscular and subcutaneous injections. The injectable drug market is increasingly adopting new injection systems including pre-filled syringes, pen injectors and autoinjector devices. The majority of these devices, however, still employ a needle. We will compete with companies operating in the needle-based drug delivery market. These companies include, but are not limited to, Becton, Dickinson and Company, Owen Mumford Ltd. and Ypsomed AG. Additional competition may come from companies focused on out-licensing needle-free technology including Antares Pharma Inc. and Bioject Inc., which have commercialized gas- or spring-driven, multiple-use, patient-filled, needle-free injectors, primarily for injecting human growth hormone or insulin for diabetes. Other companies may also be developing single-use, pre-filled, needle-free delivery systems. We also may experience future competition from alternative delivery systems which bypass the need for an injection, including inhaled, nasal, sublingual or transdermal technologies.
Distribution
We primarily sell Sumavel DosePro to wholesale pharmaceutical distributors, who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, Cardinal Health, Inc. and McKesson Corporation, individually comprised 36.1% and 35.5%, respectively, of our total gross sales of Sumavel DosePro for the year ended December 31, 2012.
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
We manage the supply chain for Sumavel DosePro, consisting of the DosePro system and the active pharmaceutical ingredient, or API, internally with experienced operations professionals, including employees residing in the United Kingdom who oversee European contract manufacturing operations. We have entered into supply agreements relating to Sumavel DosePro with our critical contract manufacturers, most component fabricators and secondary service providers to secure commercial supply for Sumavel DosePro and expect manufacturing capacity to adequately support our projected Sumavel DosePro demand through 2013. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the sole qualified source of their respective components. If demand exceeds our expectation in 2014 and beyond, we may be required to expand the capacity of some of our existing contract manufacturers and suppliers or qualify new manufacturers or suppliers.
DosePro systems intended for clinical trials of DosePro-based products other than Sumavel DosePro are provided by using the existing manufacturing infrastructure, supplemented with clinical scale aseptic fill/finish as appropriate for the stage and scale of the product under clinical development.
Clinical materials for our Zohydro ER clinical program are manufactured by Alkermes (formerly Elan Drug Delivery, Inc.) under the terms of our license agreement described under “Collaborations, Commercial and License Agreements” below. Further, an affiliate of Alkermes, Alkermes Pharma Ireland Limited, or APIL, will be the exclusive manufacturer and supplier (subject to certain exceptions) for Zohydro ER, if approved for commercialization, under the terms of our commercial manufacturing and supply agreement described below.
The following are manufacturing and supply arrangements and agreements that we believe are material to the ongoing operation of our business.
Patheon UK Limited
In November 2008, we entered into a manufacturing services agreement with Patheon UK Limited, or Patheon, located in Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. Under the terms of the agreement, Patheon serves as our exclusive manufacturer for the aseptic capsule assembly, filling and inspection, final device assembly and packaging of Sumavel DosePro, as well as other manufacturing and support services. Although we are not required to have any minimum quantity of Sumavel DosePro manufactured under the agreement, we have agreed to provide Patheon with forecasts of the required volumes of Sumavel DosePro we need, and we are required to pay Patheon a monthly manufacturing fee of £311,000, or approximately $502,000 (based on the exchange rate as of December 31, 2012), over the remaining term of the agreement, aggregating to £3,111,000, or approximately $5,025,000, over the remaining initial term of the agreement. Under the agreement, we are also required to pay support and service fees, with the level of service fees increasing if annual production exceeds a specified volume. The agreement has an initial five-year term, which expires October 31, 2013.
In February 2013, we entered into an additional manufacturing services agreement, or the amended services agreement, with Patheon which will replace the Company's original manufacturing services agreement upon its expiration on October 31, 2013. The amended services agreement has similar terms to the original agreement and will expire on April 30, 2015. The parties may mutually agree in writing to renew the term for additional terms prior to the expiration of the then-current term.
Under both the original manufacturing services agreement and the amended services agreement, either party may terminate the agreement (1) upon specified written notice to the other party, (2) upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within a specified period following receipt of written notice of such breach, and (3) immediately upon written notice to the other party in the event that the other party is declared insolvent or bankrupt by a court of competent jurisdiction, a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or the agreement is assigned by such other party for the benefit of creditors. Patheon may also terminate the agreement upon specified written notice if we assign the agreement to certain specified parties.
Nypro Limited
Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device pursuant to purchase orders. We do not currently have a long-term commercial supply agreement with Nypro.
Nipro Glass, Germany AG (formerly MGlas AG)
In May 2009, we entered into a commercial manufacturing and supply agreement with Nipro Glass, Germany AG, or Nipro Glass, located in Munnerstadt, Germany. Under the terms of the agreement, Nipro Glass is our exclusive supplier of the glass capsule that houses the sumatriptan API in Sumavel DosePro (and will be the exclusive supplier of glass capsules for any future 0.5 mL DosePro product candidates or products). The agreement had an initial three-year term, which expired in May 2012. Although the commercial manufacturing and supply agreement with Nipro Glass expired in May 2012, we have continued to exclusively purchase glass capsule from Nipro Glass under the expired agreement terms. We are currently negotiating an extension of the commercial manufacturing and supply agreement with Nipro Glass to continue the exclusive supply of the glass capsule.
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
Alkermes Pharma Ireland Limited
In November 2012, we entered into a commercial manufacturing and supply agreement for Zohydro ER finished commercial product with APIL. Under the agreement, APIL will be the exclusive manufacturer and supplier to us (subject to certain exceptions) of Zohydro ER. We must purchase all of our requirements of Zohydro ER, subject to certain exceptions, from APIL.
Under the agreement, we will provide APIL with an 18 month forecast on a monthly basis and with a three-year forecast on an annual basis for commercial supply requirements of Zohydro ER. In each of the four months following the submission of the 18-month forecast, we are obligated to order the quantity of Zohydro ER specified in the forecast. APIL will use commercially reasonable efforts to supply the orders of Zohydro ER subject to the availability of the DEA quota for hydrocodone. APIL is not obligated to supply us with quantities of Zohydro ER in excess of forecasted amounts, but has agreed to use commercially reasonable efforts to do so. Further, we are obligated to purchase at least 75% of forecasted quarterly quantities of Zohydro ER from APIL, and are required to make compensatory payments if we do not purchase 100% of our requirements from APIL, subject to certain exceptions.
If a failure to supply occurs under the agreement, other than a force majeure event, APIL must use commercially reasonable efforts to assist us in transferring production of Zohydro ER to either us or a third-party manufacturer, provided that such third party is not a technological competitor of APIL. In a failure to supply circumstance, we would be able to utilize (or sublicense to a third party who is not a technological competitor of APIL) the manufacturing license rights granted to us in the license agreement with Alkermes, until such time as APIL can resume supply of Zohydro ER.
Either party may terminate the agreement by written notice if the other party commits a material breach of its obligations which is either incapable of remedy or is not remedied within a specified period following receipt of written notice of such breach. Unless otherwise terminated due to a material breach, the agreement will continue until the expiry or termination of the license agreement with Alkermes described below.
Collaborations, Commercial and License Agreements
Mallinckrodt LLC Co-Promotion Agreement
In June 2012, we entered into a co-promotion agreement with Mallinckrodt. Under the terms of the agreement, Mallinckrodt was granted a co-exclusive right (with us) to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt’s sales team began selling Sumavel DosePro to its customer base of prescribers in August 2012. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. We remain responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, we will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse us for all other promotional materials used.
In partial consideration of Mallinckrodt’s sales efforts, we will pay Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt’s prescriber audience over a baseline amount of net sales to the same prescriber audience (the Baseline Net Sales). In addition, upon completion of the co-promotion term on June 30, 2014 (unless otherwise extended), and only if the agreement is not terminated as a result of certain circumstances, we will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the Baseline Net Sales during the first full 12 months following the last day of the term.
Mallinckrodt may terminate the agreement with 60 days’ written notice in the event a material change is made to the net sales price of Sumavel DosePro that would result in a material adverse effect to Mallinckrodt’s financial return (as defined in the agreement). Mallinckrodt may also terminate the agreement if its request for the inclusion on its call list of a certain number of additional prescribers is not mutually agreed upon. Lastly, Mallinckrodt may terminate the agreement if a governmental authority takes action or raises an objection that prevents or would reasonably be expected to make it unlawful for Mallinckrodt to perform, or subjects Mallinckrodt to any penalty or claim, investigation or similar action related to, its obligations under the agreement, in the event of our inability to meet trade demand for commercial product or where a third party files an action alleging that the making or selling of Sumavel DosePro infringes the intellectual property rights of such third party.
We may terminate the agreement with 60 days’ written notice if Mallinckrodt does not achieve an agreed-upon minimum sales effort.
Either party may terminate the agreement if certain minimum net sales thresholds are not met for any quarter ending after December 31, 2012 or certain levels of prescriptions are not met in a specified period. In addition, either party may terminate the agreement related to safety concerns, in the event of a change of control of itself or the other party (excluding with respect to Mallinckrodt, any public spin-off of Mallinckrodt from its corporate parent Covidien), upon the introduction of a generic product, in connection with the material breach of the other party’s obligations or if a bankruptcy event occurs under certain circumstances.
Astellas Co-Promotion Agreement
In July 2009, we entered into a co-promotion agreement with Astellas. Under the terms of the agreement, we granted Astellas the co-exclusive right (with us) to market and sell Sumavel DosePro in the United States (excluding Puerto Rico and the other territories and possessions of the United States). Under the agreement, both Astellas and we were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro. In December 2011, we entered into an amendment to the agreement, whereby the agreement terminated on March 31, 2012. Under the terms of the agreement, we were responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, we supplied product samples to Astellas, at an agreed upon transfer price.
The target audience for Astellas’ sales efforts was primarily comprised historically of prescribers classified as primary care physicians (including internal medicine, family practice and general practice), OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment. The target audience for our sales effort was primarily comprised historically of neurologists and other prescribers of migraine medicines who fell outside the Astellas Segment. In addition, our representatives historically had the right to call upon a specified number of key prescribers within the Astellas Segment; conversely Astellas’ representatives historically had the right to call upon a specified number of neurologists. Under the amended agreement, beginning in the first quarter of 2012, we began to assume responsibility from Astellas for marketing Sumavel DosePro to selected high prescribing primary care physicians and other Astellas-targeted physicians and professionals within the Astellas Segment pursuant to a promotion transition plan. We then assumed full responsibility for the commercialization of Sumavel DosePro following termination of the agreement in March 2012.
Under the agreement, Astellas paid us upfront and milestone payments in an aggregate amount of $20.0 million. Astellas is not obligated to pay us any additional milestone payments. In consideration for Astellas’ performance of its commercial efforts, we were required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment. Astellas was not compensated for Sumavel DosePro sales to neurologists, any other prescribers not included in the Astellas Segment or for non-retail sales. In addition, following completion of the co-promotion term in March 2012, we are required to pay Astellas two additional annual tail payments in July 2013 and July 2014 calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment during the 12 months ending March 31, 2012.
Durect Corporation Development and License Agreement
In July 2011, we entered into a development and license agreement with Durect. Under the terms of the agreement, we are responsible for the clinical development and commercialization of Relday. Durect is responsible for non-clinical, formulation and chemistry, manufacturing and controls, or CMC, development responsibilities. Durect will be reimbursed by us for its research and development efforts on the product.
We paid a non-refundable upfront fee to Durect of $2.25 million in July 2011. We are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. We are also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the United States, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve-month period beginning in July 2012. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, we will continue to pay royalties on annual net sales of the product at a reduced rate for so long as we continue to sell the product in the jurisdiction. We are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.
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
Alkermes License Agreement (formerly Elan Pharma International Limited)
In November 2007, we entered into a license agreement with Alkermes, which was amended in September 2009. Under the terms of this license agreement, Alkermes granted to us an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Alkermes, to certain Alkermes intellectual property rights related to our Zohydro ER product candidate. The agreement grants us the exclusive right under certain Alkermes patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enables us to exclusively develop and sell Zohydro ER in the United States. Alkermes has retained the exclusive right to take action in the event of infringement or threatened infringement by a third party of Alkermes’ intellectual property rights under the agreement. We have the right to pursue an infringement claim against the alleged infringer should Alkermes decline to take or continue an action.
Under the terms of the agreement, the parties agreed that, subject to the negotiation of a supply agreement with Alkermes, or an affiliate of Alkermes, would have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro ER to us under agreed upon financial terms. As discussed above, we entered into a commercial manufacturing and supply agreement with an affiliate of Alkermes in November 2012.
Alkermes also granted to us, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to us, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.
Under the license agreement, we paid an upfront fee to Alkermes of $0.5 million. We paid additional milestone payments to Alkermes in the amount of $0.8 million in August 2011 in connection with the completion of the treatment phase of our pivotal efficacy Phase 3 clinical trial, Study 801, and $1.0 million upon submission of the first NDA to the FDA in May 2012. We may be obligated to pay Alkermes up to $2.8 million in total future milestone payments with respect to Zohydro ER depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $0.8 million upon successful completion of an FDA pre-approval inspection of the manufacturing facility and a payment of $2.0 million upon the first NDA approval of Zohydro ER. We are also required to pay a mid single-digit percentage royalty on net sales of the product for an initial royalty term equal to the longer of the expiration of Alkermes’ patents covering the product in the United States, or 15 years after commercial launch, if Alkermes does not have patents covering the product in the United States. After the initial royalty term, the license agreement will continue automatically for three-year rolling periods during which we will continue to pay royalties on net sales of the product at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.
Either party may terminate the agreement upon a material, uncured default or certain insolvency events of the other party or upon 12 months’ written notice prior to the end of the initial royalty term or any additional three-year rolling period. Alkermes may terminate the agreement in the event that we fail to meet specified development and commercialization milestones within specified time periods. We may terminate this agreement if the sale of Zohydro ER is prohibited by regulatory authorities, or if, despite commercially reasonable efforts, we are unable to obtain regulatory approval for Zohydro ER. We may also terminate the agreement, with or without cause, at any time upon six months’ written notice prior to NDA approval for Zohydro ER and at any time upon 12 months’ prior written notice after NDA approval for Zohydro ER.
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
Needle-free Drug Delivery Technologies
Sumavel DosePro is a drug-device combination that subcutaneously delivers sumatriptan utilizing our proprietary needle-free drug delivery system to treat migraine and cluster headache. Our patent portfolio is directed to various types and components of needle-free and other drug delivery systems. As of February 1, 2013, we have 20 issued U.S. patents, 12 pending U.S. patent applications, 49 issued foreign patents and 22 pending foreign patent applications. Of the above, we have 12 issued U.S. patents, 4 pending U.S. patent applications, 40 issued foreign patents and 4 pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology.
Our issued U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device, and is expected to expire in 2014. We have a corresponding patent in Canada, and two each in Germany, Spain, France, United Kingdom, Italy and Japan, which are all expected to expire in 2013. Our issued U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium, and is expected to expire in 2016. We have corresponding patents (one each in Canada, Germany, France, United Kingdom and Japan), which are all expected to expire in 2015. Our issued U.S. Patent No. 6,135,979 covers a needleless injector with particular safety mechanisms, and is expected to expire in 2017. We have corresponding patents in Germany, France, United Kingdom and Japan, which are all expected to expire in 2016. Our issued U.S. Patents Nos. 7,776,007 and 8,287,489 each cover devices with a cap and latch mechanism, and are expected to expire in 2026 and 2024, respectively. We have a corresponding patent in Japan. Our issued U.S. Patent Nos. 7,901,385 and

8,267,903 encompass various embodiments of the casing for enclosing the injection devices, and are expected to expire in 2026 and 2023. We have corresponding patents in Australia, Canada, Germany, Spain, France, United Kingdom, Italy, and Japan. Our issued U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 correspond to methods of reducing breakage of glass capsules used in the device, and are expected to expire in 2023, 2025 and 2022, respectively. We have corresponding patents in Canada, Germany, France, United Kingdom and Japan. We have two U.S. Patents, Nos. 7,231,945 and 7,320,346, related to methods of proof testing glass drug containers, such as those used in the manufacture of Sumavel DosePro, which both expire in 2023. U.S. Patents 5,891,086; 5,957,886; 6,135,979; 7,776.007; 7,901,385; 8,267,903; 8,118,771; 8,241,243; 8,241,244; and 8,287,489 are listed in the FDA Orange Book for Sumavel DosePro.
We also have three U.S. Patents Nos., 7,150,297, 6,554,818 and 6,280,410, and one each in Canada and Japan, and two each in Germany, France and the United Kingdom corresponding to methods of filling needle-free injector capsules and the filled capsules, such as those used in the manufacture of Sumavel DosePro. These patents, and applications if they issue, are expected to expire in 2022, 2017 and 2017, respectively.
We also have three U.S. Patents Nos. 6,174,304, 6,681,810 and 6,251,091, and one in Japan corresponding to needle-free injector drug capsules as well as methods and adaptors for filling capsules with liquid drug, such as those used in the manufacture of Sumavel DosePro. These patents are expected to expire in 2022, 2025 and 2016, respectively.
Our remaining issued patents, pending U.S. patent applications and pending foreign patent applications are not currently used in Sumavel DosePro, but may be used with alternate versions of, or future product candidates utilizing, our DosePro technology.
We do not have patent protection for Sumavel DosePro in a significant number of countries, including large territories such as India, Russia and China, and accordingly we are not able to use the patent system to provide for market exclusivity in those countries. Additionally, the ten U.S. patents listed in the FDA Orange Book for Sumavel DosePro expire on various dates between 2014 and 2026. Upon expiration, we will lose certain advantages that come with Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the nine patents.
Zohydro ER
Zohydro ER is an oral version of an opioid pain reliever, which is designed to offer an extended-release profile that utilizes Alkermes’ proprietary SODAS delivery system. Our in-licensed patents from Alkermes relating to Zohydro ER include one issued U.S. Patent No. 6,902,742 and a pending U.S. Patent Application No. 11,372,857. The license agreement is described above in further detail. The issued patent is expected to expire in November 2019. Absent any award of patent term adjustments or extensions, the patent application, if it issues, is not expected to expire later than this date.
Relday
With respect to Relday, Zogenix has licensed a number of United States and foreign patent applications from Durect that are intended to cover the formulation of Relday and its delivery. However, as the formulation and delivery of Relday are the subject of on-going research it remains uncertain if the Durect patents or applications, should they issue as patents, will cover the final formulation or delivery of Relday.
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
Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months. It is likely that our product candidates will be granted a Standard Review. The review process may be extended by the FDA for three additional months to consider certain information or obtain clarification regarding information already provided in the submission, or for other reasons. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. The FDA has not provided us with information as to the reason for the delay, but has indicated that the delay would likely be brief and may last only several weeks. We have not been informed of any deficiencies in the NDA for Zohydro ER during the review process to date.
The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. In December 2012, the FDA convened an advisory committee that voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. The final decision regarding NDA approval is made by the FDA. In addition, for combination products like Sumavel DosePro or future product candidates utilizing the DosePro technology, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health, which may complicate or prolong the review.
Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, and if applicable, QSR, requirements and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP before approving an NDA. During 2012, the FDA inspected two clinical sites where Zohydro ER studies were conducted and did not issue any inspection observations.
After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.
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
The FDA also has the authority to require a REMS to ensure the safe use of the drug. In determining whether a REMS is necessary, FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

In February 2009, the FDA informed drug manufacturers that it will require a REMS for sustained release opioid drug products. Subsequently, the FDA initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. An extended-release formulation of hydrocodone would also be required to have a REMS. The FDA’s authority to take this action is based on risk management and post market safety provisions within the Food and Drug Administration Amendments Act, or FDAAA. In April 2011, after several public meetings, the FDA released the final REMS for extended-release opioids. The REMS consists of a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. The FDA recommends that sponsors of extended-release opioids cooperate to establish a single monitoring system for these assessments. We submitted a REMS at the time of the NDA submission for Zohydro ER, which is consistent with current FDA and industry-wide guidelines for extended-release opioid products, and have also provided the FDA-approved opioid analgesic REMS as a supplement to our NDA submission in response to the FDA's request.
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
DEA Regulation
One of our product candidates, Zohydro ER, will be regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.
The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Zohydro ER, our proprietary oral, extended-release version of hydrocodone, if approved, is expected to be listed by the DEA as a Schedule II controlled substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use will be subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.
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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because Zohydro ER, an oral, extended-release version of hydrocodone, is expected to be regulated as a Schedule II controlled substance, it will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including hydrocodone for use in manufacturing Zohydro ER. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
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
Changes in third-party payor coverage and reimbursement rules can impact our business. For example, the PPACA changes include increased rebates a manufacturer must pay to the Medicaid program and established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 50% point-of-sale discounts on products covered under Part D. Further, the law imposes a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with health care practitioners. A number of states have challenged the constitutionality of certain provisions of the PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law and these provisions are implemented. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs.

Moreover, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on

Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.
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
Employees
As of December 31, 2012, we employed 149 full-time employees. Of the full-time employees, 103 were engaged in sales and marketing, 8 were engaged in manufacturing operations, 19 were engaged in product development, quality assurance and clinical and regulatory activities and 19 were engaged in general and administrative activities (including business and corporate development). We may expand our sales force in the future through direct hiring or through potential co-promotion partners to support continued sales and marketing of Sumavel DosePro and, if approved, to launch Zohydro ER. None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize TriNet Employer Group, Inc., an employer services company, to provide human resource services. TriNet Employer Group is the employer of record for payroll, benefits, employee relations and other employment-related administration.
Research and Development
The Company invested $21.4 million, $33.0 million and $28.6 million in research and development in the years 2012, 2011 and 2010, respectively.
About Zogenix

We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We commenced our operations on August 25, 2006 and changed our name to Zogenix, Inc. on August 28, 2006. Our principal executive offices are located at 12400 High Bluff Drive, Suite 650, San Diego, CA 92130, and our telephone number is 1-866-ZOGENIX (1-866-964-3649). We formed a wholly-owned subsidiary, Zogenix Europe Limited, in June 2010, a company organized under the laws of England and Wales and which is located in the United Kingdom, and whose principal operations are to support the manufacture of the DosePro technology.
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
We were organized in 2006 and are at an early stage of commercialization. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies in the early stages of commercialization.
We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the years ended 2012, 2011 and 2010, we incurred net losses of $47.4 million, $83.9 million and $73.6 million, respectively, our net cash used in operating activities was $52.2 million, $80.5 million and $72.0 million, respectively, and, at December 31, 2012, our accumulated deficit was $329.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the clinical development for Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in risk factors below and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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
Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and borrowings under our loan and financing agreements with Healthcare Royalty Partners, or Healthcare Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2012, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the fourth quarter of 2013. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

•	maintain our sales and marketing activities for Sumavel DosePro;

•	qualify secondary sources for the manufacturing of Sumavel DosePro;

•	fund our operations, fund further development of Zohydro ER, if required, Relday and any other product candidate to support potential regulatory approval of marketing applications; and

•
commercialize Zohydro ER or any of our product candidates or any products or product candidates that we may develop, in-license or otherwise acquire, if any of these product candidates receive regulatory approval.

Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the fourth quarter of 2013.
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
In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans.
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
In its report accompanying our audited consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and lack of sufficient working capital raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

We are largely dependent on the commercial success of Sumavel DosePro and although we have generated revenue from sales of Sumavel DosePro, we may never significantly increase these sales or become profitable.
We anticipate that, for at least the next several years, or until we receive regulatory approval for Zohydro ER, if at all, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only marketed product, Sumavel DosePro, which in turn, will depend on several factors, including our ability to:

•	successfully maintain and increase market demand for, and sales of, Sumavel DosePro through our sales and marketing efforts and those of Mallinckrodt LLC, our collaboration partner;

•	obtain greater acceptance of Sumavel DosePro by physicians and patients;

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
We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, while we have generally experienced annual growth in total prescriptions from the launch of Sumavel DosePro in January 2010 through December 31, 2012, we have at certain times experienced a reduction in total and new prescriptions month over month. If we and Mallinckrodt fail to successfully maintain and increase sales of Sumavel DosePro, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

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
Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force was comprised of approximately 85 field sales personnel as of December 31, 2012, and has historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States.
To complement our sales force, we entered into an exclusive co-promotion agreement with Astellas in July 2009 under which Sumavel DosePro was promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists, or collectively the Astellas Segment, in the United States by approximately 400 Astellas sales representatives. This agreement terminated on March 31, 2012, and beginning in the second quarter of 2012 our sales force assumed full responsibility for the continued promotion of Sumavel DosePro. We have expanded the focus of our existing sales force to include targeting a portion of the high-prescribing primary care physicians that were previously part of the Astellas Segment. We also entered into a new co-exclusive (with us) co-promotion agreement with Mallinckrodt in June 2012, or the Mallinckrodt co-promotion agreement, under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the co-promotion agreement. Although we believe we have adequately sized our sales force in order to reach our historically targeted audience, our existing sales force, along with the collaboration of Mallinckrodt's sales force, may be unable to effectively target these additional primary care physicians.
Although the Mallinckrodt co-promotion agreement stipulates minimum levels of sales effort, we have limited control over the amount and timing of resources that Mallinckrodt dedicates to the promotion of Sumavel DosePro, and we do not hire or manage such resources. The ability to generate revenue from our arrangement with Mallinckrodt depends on Mallinckrodt's efforts in promoting Sumavel DosePro and its ability to achieve broad market acceptance and prescribing of Sumavel DosePro in its targeted physician segment.
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

Under the terms of the Mallinckrodt co-promotion agreement, Mallinckrodt may terminate the agreement with 60 days' written notice in the event a material change is made to the net sales price of Sumavel DosePro that would result in a material adverse effect to Mallinckrodt's financial return, as defined in the co-promotion agreement. Mallinckrodt may also terminate the co-promotion agreement if its request for the inclusion on its call list of a certain number of additional prescribers is not mutually agreed upon. Lastly, Mallinckrodt may terminate the co-promotion agreement if a governmental authority takes action or raises an objection that prevents or would reasonably be expected to make it unlawful for Mallinckrodt to perform, or subject Mallinckrodt to any penalty or claim, investigation or similar action related to, its obligations under the co-promotion agreement, in the event of our inability to meet trade demand for commercial product or where a third party files an action alleging that the making or selling of Sumavel DosePro infringes the intellectual property rights of such third party.
In addition, the initial term of our co-promotion agreement with Mallinckrodt expires on June 30, 2014, subject to extension of additional six month increments by mutual agreement of both parties. We cannot assure you that Mallinckrodt will enter into any extension of the co-promotion agreement or, if it does so, that it will not condition any such extension upon changes in the co-promotion agreement that could have a material adverse effect on us. If Mallinckrodt were to terminate the co-promotion agreement or elect not to extend the agreement upon its expiration, we would lose the efforts of their sales force, and we may be required to make arrangements with another third party to replace Mallinckrodt's sales force, or expand our sales and marketing organization. We may not be able to enter into such arrangements with third parties in a timely manner, on acceptable terms or at all. To the extent that we enter into another co-promotion or other licensing arrangement, our portion of retained product revenues is likely to be lower than if we directly marketed and sold Sumavel DosePro solely on our own, and a portion of those revenues generated will depend upon the efforts of such third parties similar to our dependence on Mallinckrodt, and these efforts may not be successful. If our co-promotion agreement with Mallinckrodt is terminated and we are unable to find another partner for the promotion of Sumavel DosePro in the primary care segment in the United States, we may not be able to expand our own sales and marketing capabilities or utilize our existing sales force effectively to cover this segment and any such expansion could, in any event, substantially increase our expenses and capital requirements that we might not be able to fund.
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
Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have in the past experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product and product candidates, warehouse and distribute Sumavel DosePro and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and development of Zohydro ER, Relday or any of our other product candidates could be delayed.
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
The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, Cardinal Health, Inc. and McKesson Corporation, individually comprised 36.1% and 35.5%, respectively, of our total gross sales of Sumavel DosePro for the year ended December 31, 2012, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including larger, well-established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. Many large, well-capitalized companies offer products in the United States that compete with Sumavel DosePro. Sumavel DosePro currently competes with branded products in the triptan class such as Imitrex and Treximet marketed by GlaxoSmithKline, or GSK, as well as six other branded triptan therapies being sold by AstraZeneca plc, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Merck & Co., Inc., and Pfizer Inc. In addition to those migraine therapeutics, there are other marketed non-triptan migraine therapeutics such as Cambia sold by Nautilus Neurosciences, Inc. and Migranal sold by Valeant

Pharmaceutical International. In addition, Allergan, Inc., is now marketing BOTOX botulinum toxin for the treatment of chronic migraine. We also face competition from generic sumatriptan oral tablets and sumatriptan injection, now marketed in the United States as an authorized generic of the Imitrex STATdose System, or Imitrex STATdose, by Par Pharmaceutical Companies, Inc. and Sandoz Inc. (a Novartis AG company). In addition, in June 2010, the FDA approved Alsuma (sumatriptan injection), a needle-based autoinjector which was developed and is manufactured and marketed by Pfizer and its subsidiary, Meridian Medical Technologies. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies, and most recently, the FDA granted approval for a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited in June 2011. Although these products may not be directly substituted for Sumavel DosePro, generic versions of sumatriptan injection and alternative autoinjector forms of sumatriptan injection may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients.
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
In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as GSK, Merck & Co., and Allergan, Inc. and smaller companies such as OptiNose AS, Inc. In addition, Nupathe, Inc. received FDA approval for its migraine patch, Zecuity, in January 2013. If approved, Zohydro ER may also compete with a significant number of opioid product candidates under development, including abuse and tamper resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro ER may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Altea Therapeutics Corporation, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceuticals International, Inc., Nektar Therapeutics, Pfizer and QRxPharma Ltd.
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, Zyprexa Relprevv marketed by Eli Lilly & Company, Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes and Novartis AG, each of which has announced they are developing long-acting antipsychotic product candidates.
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
We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and for the clinical supply of Zohydro ER and Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, Zohydro ER and Relday could be delayed.
While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro ER, Relday or any other product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, or Patheon, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In May 2012, Patheon announced plans to wind down or transfer its commercial production capacity for a number of products at this facility over a period of 24 to 36 months.We are presently identifying alternative suppliers for these services and expect to identify an alternative supplier in sufficient time so that we can transfer the manufacturing processes that are presently handled by Patheon to a new supplier in advance of the expected closure date of the Swindon, United Kingdom facility. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and Nipro Glass, Germany AG (formerly MGlas AG), located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy's Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro ER and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, an affiliate of Alkermes is the exclusive manufacturer of Zohydro ER and Durect is the exclusive manufacturer of the risperidone formulation using Durect's SABER™ controlled-release technology for all Relday clinical trials through Phase 2 and has the option to supply the same formulation for Phase 3 clinical trials and, if approved, commercial production. We have restrictions on establishing a second source of supply under our agreement with an affiliate of Alkermes, and we may never be able to establish additional sources of supply for Zohydro ER or Relday's risperidone formulation.
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
Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, as renewed by the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA is subject to a two-tiered system of review times for new drugs - Standard Review and Priority Review. For certain drugs subject to standard review, such as Zohydro ER, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The FDA assigned a target action date of March 1, 2013 for the Zohydro ER NDA. The review process and the PDUFA target action date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA target action date. The FDA's review goals are subject to change, and the duration of the FDA's review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. The FDA has not provided us with information as to the reason for the delay, but has indicated that the delay would likely be brief and may last only several weeks past the PDUFA target action date. We have not been informed of any deficiencies in the NDA for Zohydro ER during the review process to date.
The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. In connection with the acceptance of our NDA for Zohydro ER, the FDA convened an advisory committee on December 7, 2012, which voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The FDA is not bound by the recommendation of the advisory committee and the final decision regarding approval is made by the FDA. However, due to the advisory committee's recommendation against the approval of our NDA, we may not be able to succeed in securing approval for Zohydro ER. Even if we obtain regulatory approval for Zohydro ER, the matters discussed at the advisory committee meetings, and in particular any concerns regarding safety and abuse potential, could limit our ability to successfully commercialize the product candidate.
As part of its review of the NDA, the FDA may inspect the facility or the facilities where the drug is manufactured. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an action letter, which will be either an approval letter, authorizing commercial marketing of the drug for a specified indication, or a “Complete Response Letter, or CRL” containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA's evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA. If and when those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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
Relday and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We expect to complete the extension of the Phase 1 clinical trial during the second quarter of 2013. The timing and outcome of this study and the subsequent development of Relday will be subject to most of the risks described above.
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
In light of widely publicized events concerning the safety risk of certain drug products, particularly opioid drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval. In addition, the FFDCA, as amended by the Food and Drug Administration Amendments Act of 2007, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FFDCA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require a REMS for certain drugs, including certain currently approved drugs. It also significantly expands the federal government's clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FFDCA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties.
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
With regard to Zohydro ER, results from our pivotal Phase 3 efficacy clinical trial in patients with chronic lower back pain has shown what we believe is a clinically acceptable efficacy and safety profile which supported submission of an NDA for the treatment of moderate to severe pain in patients requiring around-the-clock opioid therapy. The trial successfully met the primary efficacy endpoint of the study in demonstrating a significant difference (p=0.008) between the mean changes in daily pain intensity Numeric Rating Scale (NRS) scores between Zohydro ER and placebo groups. The two key secondary endpoints were also met, specifically, the proportion of patients with at least 30% improvement in pain intensity and the improvement of overall satisfaction of medication. In the pivotal Phase 3 efficacy trial, the observed adverse events were similar to the side effects we observed in prior Phase 2 trials of Zohydro ER and consistent with the reported side effects of opioids currently prescribed for chronic pain. The incidence of adverse events was 33.7% and 28.8% in the open-label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (2%) were constipation, nausea, somnolence, vomiting, diarrhea, insomnia, fatigue, headache, dizziness and dry mouth. We also completed a 48-week open-label safety study to support the safety profile of Zohydro ER and have reported results. While the overall incidence of adverse events in this study was higher than in the controlled efficacy study, which we believe reflects the longer duration of the study, the results were consistent with results from similar studies with other extended-release and long-acting opioid products and we believe support an overall conclusion that Zohydro ER is safe and generally well tolerated. In addition, the data we have reported and may continue to report from our Zohydro ER clinical trials may change in connection with the FDA's review of our NDA. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Zohydro ER, Relday, or any of our other product candidates are not shown to be safe and effective in clinical trials, the program could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
Delays in the commencement or completion of any additional testing for Zohydro ER, if required, or clinical testing for Relday, or pre-clinical or clinical testing for any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.
Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of any additional testing for Zohydro ER, if required, or clinical testing for Relday, or pre-clinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan. We initiated clinical testing for Relday in patients with schizophrenia in July 2012 and announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated in the Phase 1 trial, we extended the study to include an additional dose of the same formulation and expect to complete the extension during the second quarter of 2013. We do not know whether the extension of this trial will be completed on schedule, or whether any of our other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, we obtained FDA marketing approval of Sumavel DosePro under Section 505(b)(2), and we submitted the NDA for Zohydro ER under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA's previous findings of safety and effectiveness for hydrocodone.
Certain of our competitors may file a 505(b)(2) application for extended-release hydrocodone prior to the approval of our own NDA for Zohydro ER. The first approved 505(b)(2) applicant for a particular condition of use, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Three-year Hatch-Waxman exclusivity delays the FDA's approval of other 505(b)(2) applicants for the same condition of use or change to the drug product that was granted exclusivity, regardless of the date of submission of each NDA. We believe that several competitors are developing extended-release hydrocodone products, and if the FDA approves a competitor's 505(b)(2) application for its extended-release hydrocodone product before our application, and granted the competitor three-year exclusivity, the FDA would be precluded from making effective our NDA for Zohydro ER until after that three-year exclusivity period has expired, and such delay would dramatically reduce our expected market potential for Zohydro ER. Additionally, even if our 505(b)(2) application for extended-release hydrocodone is approved first, we may still be subject to competition by other hydrocodone products, including approved products or other 505(b)(2) applications for different conditions of use that would not be restricted by the three-year exclusivity.

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
We conducted our Phase 3 trials for Zohydro ER under agreements with third-party CROs. We are also conducting our Phase 1 clinical trial for Relday under an agreement with a third-party CRO, and we anticipate that we may enter into agreements with third-party CROs in the future regarding Zohydro ER, if further clinical trials are required, Relday or any of our other product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMPs, regulations, and require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
The Food and Drug Administration Amendments Act, or FDAAA, added Section 505-1 to the FFDCA. Section 505-1 permits FDA to require a REMS for a drug product to ensure the safe use of the drug. A REMS is a strategic safety program that the FDA requires to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the

FDA will consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment and the seriousness of known or potential adverse events. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy minimally at 18 months, three years and seven years after the strategy's approval.
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
In March 2008, we entered into a licensing and distribution agreement with Desitin pursuant to which we granted Desitin the exclusive right under our intellectual property rights related to Sumavel DosePro to develop, use, distribute, sell, offer for sale, and import Sumavel DosePro and any potential modified versions of Sumavel DosePro in the European Union, Norway, Switzerland and Turkey. In that regard, Desitin is not obligated under the agreement to pursue regulatory approval or commercialization of Sumavel DosePro in any of these countries except for Germany. Since we will depend on Desitin to develop, obtain regulatory approval for and, if regulatory approval is granted, commercialize Sumavel DosePro in these countries, we will have limited control over the success of Desitin's development, regulatory approval and commercialization efforts. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. In November 2010, Denmark became the first member of the European Union to approve marketing of Sumavel DosePro in that country. Subsequently, Sumavel DosePro has received marketing approval in Germany, Sweden, the United Kingdom, Norway and France.
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
Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force, which as of December 31, 2012 was comprised of approximately 85 field sales personnel, primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In July 2009, we entered into an exclusive agreement with Astellas under which Sumavel DosePro was also being marketed by Astellas in the United States and promoted primarily to primary care physicians, OB/GYNs, emergency medicine physicians and urologists by approximately 400 Astellas sales representatives. Our Astellas agreement terminated on March 31, 2012. In June 2012, in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences, we entered into a new co-exclusive (with us) co-promotion agreement with Mallinckrodt under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to its customer base of prescribers.
In addition, in order to promote any additional product candidates that receive regulatory approval to these broader primary care physician audiences, we will need to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such additional products. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to co-promote or otherwise commercialize any product and/or product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product and/or product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro and any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.
Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow our business. In that regard, our DosePro delivery system in its present form cannot be used with drug formulation volumes greater than 0.5 mL, which will likely limit its use with drugs requiring larger formulation volumes.
As part of our growth strategy we intend to seek to expand our product pipeline by exploring acquisition or in-licensing opportunities of proven drugs that can be paired with our DosePro needle-free drug delivery system. However, the current version of our DosePro drug delivery system cannot be used with drug formulation volumes greater than 0.5 mL. Many marketed and development-stage injectable products, including most biologics, have formulation volumes greater than 0.5 mL and would require reformulation, if possible, to accommodate the approved doses in smaller volumes that are compatible with DosePro. Any reformulation may increase the risk of failure during development, extend the development timelines, increase development costs and add complexity to the regulatory approval process and in some cases reformulation may not be possible. If we are not able to identify additional drug compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, our ability to develop additional product candidates and grow our business would be adversely affected. We and Battelle Memorial Institute, or Battelle, our technology co-marketing partner, are also seeking opportunities to out-license the DosePro technology to partners seeking to enhance, differentiate, or extend the life-cycle of their injectable products. However, there can be no assurance that our or

Battelle's efforts to secure such a partnership will be successful. If we are unable to secure partnerships with companies that have compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, we will not be able to generate revenues from out-licensing our DosePro technology.
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
In addition, we continue to examine potential improvements to the DosePro needle-free delivery system but cannot be certain that any improvements will obtain the necessary regulatory approvals or actually increase product sales. For example, we submitted a Prior Approval Supplement to the FDA regarding the implementation of a minor change designed to soften the sound upon administration of Sumavel DosePro. The FDA issued a complete response letter requesting more information. We plan to meet with the FDA to discuss the complete response letter and any additional steps required to implement this improvement. The complete response letter has no impact on the current Sumavel DosePro product.
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
We increased our full-time employees from 48 as of October 31, 2009 to 149 as of December 31, 2012. In addition, we have expanded our sales force in the United States from approximately 80 field sales personnel to approximately 85 field sales personnel as of December 31, 2012, and we intend to increase our sales force if Zohydro ER is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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
If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Sumavel DosePro, Zohydro ER, if approved, or any of our other product candidates for which we may receive regulatory approval on reasonable pricing terms, their commercial success may be severely hindered.
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
In addition, the market for our products will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.
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
We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10 million per occurrence and a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Sumavel DosePro, approval of Zohydro ER or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Sumavel DosePro and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Our research and development activities and our third-party manufacturers' and suppliers' activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers' facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage.
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
Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the year ended December 31, 2012, $17.1 million (based on exchange rates as of December 31, 2012) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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

We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of the termination of our partnership with Astellas in March 2012 to co-promote Sumavel DosePro and our reliance on our new co-promotion partner, Mallinckrodt. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss was $47.4 million in 2012, $83.9 million in 2011 and $73.6 million in 2010, and our cash used in operating activities was $52.2 million in 2012, $80.5 million in 2011 and $72.0 million in 2010. As of December 31, 2012, we had an accumulated deficit of $329.4 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the potential additional clinical development of Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As a result, we may remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of December 31, 2012, we had $30.0 million of outstanding indebtedness under a financing agreement with Healthcare Royalty Partners, or the Healthcare Royalty financing agreement. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions, or exploring business opportunities;

•
requiring a significant amount of interest payments and fixed payments on our indebtedness, therefore reducing our ability to use our available cash to fund our operations, capital expenditures and future business opportunities;

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
Our debt instrument with Healthcare Royalty contains a number of provisions, including a requirement that we attain specified future levels of revenues, which, if violated, could result in the immediate acceleration of our outstanding indebtedness.
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

We have the option to terminate the Healthcare Royalty financing agreement at our election prior to the termination date in connection with a change of control of our company, as defined in the Healthcare Royalty financing agreement, upon the payment of a base amount of $52.5 million, or, if higher, an amount that generates a 19% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the interest and fixed payments received by Healthcare Royalty up to the date of such prepayment. In addition, Healthcare Royalty has the option to terminate the Healthcare Royalty financing agreement at its election in connection with a change of control of our company, as defined in the Healthcare Royalty financing agreement, the sale of all or substantially all of our assets (which includes the sale, transfer, assignment or licensing of our rights in the United States to either Sumavel DosePro or Zohydro ER), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in our business), as defined in the Healthcare Royalty financing agreement, occurring thereunder. Upon such a termination by Healthcare Royalty prior to the maturity date specified in the Healthcare Royalty financing agreement, we are obligated to make a payment of a base amount of $45.0 million, or, if higher, an amount that generates a 17% internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the interests and fixed payments received by Healthcare Royalty up to the date of prepayment. If we were required to accelerate the payment of these amounts upon a default, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so on terms acceptable to us, or at all.
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
The Healthcare Royalty financing agreement contains provisions which allows Healthcare Royalty to accelerate the debt and seize and sell the collateral if, among other things, we fail to pay interest payments and fixed payments when due or breach our obligations under the agreement or if a material adverse change in our business or any other event of default occurs. Any future debt financing we enter into may involve more onerous covenants that restrict our operations, may be secured by some or all of our assets, and will likely allow the lenders to accelerate the debt and seize and sell any collateral following a default. Our obligations under our outstanding Healthcare Royalty financing agreement or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the IRC, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. We performed an additional IRC Section 382 and 383 analysis upon the issuance of common stock in our follow-on public offering in September 2011, and together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, resulted in an additional ownership change. As a result of these ownership changes, our ability to use our then existing tax attributes to offset future taxable income, if any, was limited. We are currently in the process of completing a Section 382 and 383 study to determine the impact that ownership changes during the year ended December 31, 2012 have had on our carryforwards and expect to complete the analysis within the next three months. As a result of this analysis, we may have an adjustment in the net operating losses that are recorded at December 31, 2012. In addition, any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years.

Risks Related to Regulation of our Product and Product Candidates
Our currently marketed product, Sumavel DosePro, is and any of our other product candidates that receive regulatory approval will be, subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.
Even after we achieve U.S. regulatory approval for a product, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product, or the restriction in a REMS program. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and with GCPs and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre-clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.
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
In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

The FDA's regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For example, the FDASIA requires the FDA to issue new guidance on permissible forms of internet and social media promotion of regulated medical products, and the FDA may soon specify new restrictions on this type of promotion. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our drugs, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
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
The Hatch-Waxman Amendments, added Section 505(b)(2) to the FFDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Similar to Sumavel DosePro, we submitted the NDA for Zohydro ER under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA's previous findings of safety and effectiveness for hydrocodone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Zohydro ER, the FDA may require us, and did require us with respect to Sumavel DosePro, to perform additional studies or measurements to support approval. In addition, the FDA's interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA's approach. Future challenges, including a direct challenge to the approval of our products, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of our products. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our products.
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
Pursuant to the terms of our license agreement with Alkermes, we entered into a commercial manufacturing and supply agreement for Zohydro ER with an affiliate of Alkermes, Alkermes Pharma Ireland Limited, or APIL. APIL has the exclusive right to manufacture and supply both clinical and commercial supplies of Zohydro ER (subject to certain exceptions). While APIL is required to comply with applicable laws and regulations regarding controlled substances, we do not have any direct control over APIL's compliance in these regards, and any failure by APIL to comply with those laws and regulations could result in a reduction or cessation of production of Zohydro ER.
Annual DEA quotas on the amount of hydrocodone allowed to be produced in the United States and our specific allocation of hydrocodone by the DEA could significantly limit any additional clinical development of Zohydro ER, if required, as well as the production or sale of Zohydro ER even if we obtain FDA approval.
The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual quotas. Because hydrocodone is subject to the DEA's production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA's estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Alkermes, which has licensed us the right to sell Zohydro ER in the United States, if approved, was allocated a sufficient quantity of hydrocodone to meet our planned clinical and pre-clinical needs during 2012. However, in future years, we will need significantly greater amounts of hydrocodone to implement our commercialization plans if the FDA approves Zohydro ER.
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
We may need to obtain FDA approval of our proposed product trade names and any failure or delay associated with such approval may adversely impact our business.
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
We have established an exclusive commercial partnership for Sumavel DosePro with Desitin in the European Union, Norway, Switzerland and Turkey, in order to seek to accelerate the development and regulatory approvals in those territories. We may also seek to establish commercial partnerships for Sumavel DosePro in other foreign countries. In order to market Sumavel DosePro or any other products outside of the United States, we, Desitin, or any potential partner must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K regarding FDA approval in the United States, as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FFDCA in the United States does not exist in other countries. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, Desitin, or any potential partner may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. However, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
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
Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

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

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•
new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2012, and manufacturers will be required to begin data collection on August 1, 2013 and report such data to the Centers for Medicare & Medicaid Services by March 31, 2014;

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

•	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
Furthermore, regulatory authorities' assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. In addition, review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.
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
As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
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
If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of December 31, 2012, our patent portfolio included twelve issued U.S. patents, four pending U.S. patent applications, 40 issued foreign patents and four pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Ten of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244 and 8,287,489 are expected to expire in 2014, 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022 and 2024, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007 and 8,287,489 cover devices with a cap and latch mechanism; U.S. Patent Nos. 7,901,385 and 8,267,903 encompass various embodiments of the casing for enclosing the injection devices; and U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules used in the Sumavel DosePro device. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these ten patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.

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
There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third-party's activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some tests regarding granting patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination proceeding before the PTO, or during litigation, under the revised criteria which make it more difficult to obtain patents.
We may also not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. For example, Alkermes, our licensor, is primarily responsible for the enforcement of the intellectual property rights related to Zohydro ER. Under the agreement, Alkermes has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer. If Alkermes decides not to commence or continue any action, they are required to notify us and grant us step in rights to enforce the in-licensed intellectual property. Such enforcement will require the cooperation of Alkermes, and we will be responsible for Alkermes' reasonable expenses and attorney's fees incurred as a result of that cooperation. We have limited control over the amount or timing of resources Alkermes devotes on our behalf or the priority they place on enforcing these patent rights to our advantage. Similarly, Durect, our licensor, is primarily responsible for the enforcement of certain of the intellectual property rights it licenses to us related to Relday. Under the agreement, Durect has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of those intellectual property rights through the use, marketing, sale or import of a product that is competitive to Relday. If Durect decides not to commence or continue any such action, we have the right, but not the duty, to do so and such enforcement will require the cooperation of Durect. We have limited control over the amount or timing of resources Durect devotes on our behalf or the priority it places on enforcing these patent rights to our advantage.
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
In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product, product candidates or proprietary technologies. Because some patent applications in the

United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. If another party has reason to assert a substantial new question of patentability against any of our claims in our owned and in-licensed U.S. patents, the third party can request that the PTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement claims, interference and reexamination proceedings, we may become a party to patent opposition proceedings in the European Patent Office where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if the other party had independently arrived at the same or similar invention prior to our own or, if applicable, our licensor's invention, resulting in a loss of our U.S. patent position with respect to such inventions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our device and/or product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party's patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party's patents.
If a third-party's patents was found to cover our device and/or product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize Sumavel DosePro or our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.11 to a high sale price of $3.16. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	announcements concerning our and Mallinckrodt's commercial progress in promoting and selling Sumavel DosePro, including sales and revenue trends;

•	announcements concerning our NDA for Zohydro ER;

•
FDA or international regulatory actions, including results and announcements from FDA advisory committee meetings convened with respect to hydrocodone and whether and when we receive regulatory approval for Zohydro ER or any of our other product candidates;

•	the development status of Relday or any of our other product candidates, including the results from our clinical trials;

•
other regulatory developments, including the FDA's potential grant of regulatory exclusivity to a competitor who receives FDA approval before us for an extended-release hydrocodone product, which could significantly delay our ability to receive approval for Zohydro ER;

•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results or intellectual property rights of others;

•	announcements relating to litigation, intellectual property or our business, and the public's response to press releases or other public announcements by us or third parties;

•
variations in the level of expenses related to Zohydro ER, Relday or any of our other product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•	market conditions or trends in the pharmaceutical sector or the economy as a whole;

•	changes in operating performance and stock market valuations of other pharmaceutical companies and price and volume fluctuations in the overall stock market;

•	litigation or public concern about the safety of Sumavel DosePro or our product candidates;

•	actual and anticipated fluctuations in our quarterly operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	deviations from securities analysts' estimates or the impact of other analyst comments;

•	ratings downgrades by any securities analysts who follow our common stock;

•	additions or departures of key personnel;

•	third-party payor coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations, and the timing of payments we may make or receive under these arrangements;

•	developments affecting our contract manufacturers, component fabricators and service providers;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters, security breaches, system failures or responses to these events;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro, as well as the success and costs of our Zohydro ER, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•
fluctuations in the quarterly revenues of Sumavel DosePro, including fluctuations resulting from the performance of Mallinckrodt under our new co-promotion agreement, and from our distributors' inventory management practices and buying patterns;

•	the level of underlying demand for Sumavel DosePro or any of our other product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	variations in the level of development and/or regulatory expenses related to Zohydro ER, Relday or other development programs;

•	results of clinical trials for Zohydro ER, Relday or any other of our product candidates;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our product and product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
The stock markets have recently experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2012, we had research coverage by only five securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
Our executive officers and directors and their affiliates together control, as of March 1, 2013, approximately 29% of our outstanding common stock, assuming no exercise of outstanding options or warrants. Four of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.
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
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2012, we had 100,808,601 shares of common stock outstanding. Of these shares, approximately 71,702,414 are freely tradeable, without restriction, in the public market.
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
We have registered under the Securities Act 15,784,200 shares of our common stock issuable upon the exercise of the warrants we issued in July 2012, which warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share (subject to restrictions on exercise set forth in such warrants), which means that upon exercise of warrants, such shares will be freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, which, if registered, would also become freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we performed system and process evaluation and testing of our internal controls over financial reporting which allowed management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our internal control over financial reporting commencing with the year ended December 31, 2012. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our facilities are located in San Diego and Emeryville, California. Our general and administrative and sales and marketing personnel are located at our San Diego facility. Our manufacturing operations, product development, quality assurance and clinical and regulatory personnel are located in our Emeryville facility.
We occupy 13,124 square feet of office space in San Diego under a lease that we entered in April 2012 which expires in November 2014. Prior to April 2012, we occupied 12,929 square feet of office space in San Diego under a lease that expired in April 2012.
We occupy 12,128 square feet of office and laboratory space in Emeryville under a lease which expires in 2015.
We believe that the space in San Diego and Emeryville is adequate to meet our needs in those locations, and that, if necessary, additional space can be leased to accommodate any future growth.

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
Our common stock has been traded on the Nasdaq Global Market since November 23, 2010 under the symbol “ZGNX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2012
Fourth Quarter	3.16	1.11
Third Quarter	2.86	1.99
Second Quarter	2.58	1.55
First Quarter	2.94	1.76
Year Ended December 31, 2011
Fourth Quarter	2.43	1.31
Third Quarter	5.11	1.83
Second Quarter	5.14	3.54
First Quarter	6.90	3.50
Holders of Common Stock
As of March 1, 2013, there were approximately 42 holders of record of our common stock.

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

Equity Compensation Plan Information
The following table summarizes securities available under our equity compensation plans as of December 31, 2012 (in thousands, except per share data).

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares issuable under current outstanding awards	Number of securities available for future issuance
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	$3.45	1,292	0	1,292	0
2010 Equity Incentive Plan	$2.52	8,609	0	8,609	702
Total Equity Incentive Plans		9,901	0	9,901	702
2010 Employee Stock Purchase Plan		0	0	0	464
Total Equity compensation plans approved by security holders		9,901	0	9,901	1,166
Equity compensation plans not approved by security holders:
None.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes certain of our selected financial data. The selected financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited financial statements, of which the consolidated statement of operations and comprehensive loss data for the three fiscal years ending December 31, 2012, 2011 and 2010 and consolidated balance sheet data as of December 31, 2012 and 2011 are included elsewhere in this Annual Report on Form 10-K. Our historical results and financial condition are not necessarily indicative of the results or financial condition that may be expected in the future. The selected financial data set forth below should be read together with our financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Amounts)
Statement of Operations and Comprehensive Loss Data
Revenue:
Net product revenue	$35,864	$30,411	$19,069	$—	$—
Contract revenue	8,462	7,165	4,373	—	—
Total revenue	44,326	37,576	23,442	—	—
Operating expenses:
Cost of sales	19,496	19,293	12,846	—	—
Royalty expense	1,353	1,205	843	—	—
Research and development	21,414	33,043	28,643	21,438	33,910
Selling, general and administrative	49,494	60,459	51,270	14,102	11,820
Total operating expenses	91,757	114,000	93,602	35,540	45,730
Loss from operations	(47,431)	(76,424)	(70,160)	(35,540)	(45,730)
Other income (expense):
Interest income	53	37	5	10	696
Interest expense	(10,313)	(7,644)	(10,013)	(9,188)	(1,718)
Change in fair value of warrant liability	11,811	445	6,725	(755)	1,119
Change in fair value of embedded derivatives	(147)	(240)	—	—	—
Other income (expense)	(1,354)	(86)	(111)	(416)	63
Total other income (expense)	50	(7,488)	(3,394)	(10,349)	160
Loss before income taxes	(47,381)	(83,912)	(73,554)	(45,889)	(45,570)
Provision for income taxes	(5)	9	(10)	—	—
Net loss	$(47,386)	$(83,903)	$(73,564)	$(45,889)	$(45,570)
Net loss per share, basic and diluted (1)	$(0.59)	$(1.96)	$(17.63)	$(40.97)	$(52.68)
Weighted-average shares outstanding, basic and diluted (1)	80,558	42,712	4,173	1,120	865
Comprehensive loss	(47,386)	(83,903)	(73,564)	(45,889)	(45,570)

(1)
See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available for sale	$41,228	$56,525	$49,172	$44,911	$14,255
Working capital	29,071	37,057	38,626	42,102	3,032
Total assets	80,686	100,640	94,268	74,568	27,625
Long-term debt, less current portion	28,481	42,070	19,934	8,778	15,336
Convertible preferred stock warrant liability	—	—	—	5,041	467
Convertible preferred stock	—	—	—	149,312	76,955
Accumulated deficit	(329,391)	(282,005)	(198,102)	(124,538)	(78,649)
Total stockholders’ equity (deficit)	14,473	9,312	28,734	(122,300)	(77,534)

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
Overview
Background
We are a pharmaceutical company commercializing and developing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration, or FDA, that allows for the needle-free, subcutaneous delivery of medication. We commercialize Sumavel DosePro through our internal sales and marketing organization and in collaboration with Mallinckrodt LLC, our co-promotion partner.
Our lead product candidate, Zohydro ER (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted the New Drug Application, or NDA, for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a Prescription Drug User Fee Act (PDUFA) target date of March 1, 2013. In December 2012, an advisory committee convened by the FDA voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The advisory committee provides the FDA with independent expert advice and recommendations; however, the final decision regarding approval is made by the FDA. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. The FDA has not provided us with information as to the reason for the delay, but has indicated that the delay would likely be brief and may last only several weeks. We have not been informed of any deficiencies in the NDA for Zohydro ER during the review process to date.
Sumavel DosePro and Zohydro ER, if approved, each have the potential to address significant unmet medical needs and become important and widely-used additions to the treatment options available to patients and physicians in the United States’ multi-billion dollar migraine and chronic pain markets, respectively.
We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect Corporation's SABER™ controlled-release formulation technology through a development and license agreement with Durect, or the Durect License Agreement. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first once-monthly, subcutaneous antipsychotic product. In May 2012 we filed an investigational new drug, or IND, application with the FDA. In

July 2012, we initiated our first IND clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial on January 3, 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. The addition of this 100 mg dose to the study will enable evaluation of dose proportionality across the full dose range that would be anticipated to be used in clinical practice. We expect to complete the extension of the Phase 1 clinical trial during the second quarter of 2013. The development of Relday will first focus on its delivery by conventional needle and syringe in order to allow the administration of different volumes of the same formulation of Relday by a healthcare professional. We anticipate that the introduction of our DosePro needle-free technology for administration of Relday can occur later in development or as part of life cycle management after further work involving formulation development, technology enhancements, and applicable regulatory approvals.
We have experienced net losses and negative cash flow from operating activities since inception, and as of December 31, 2012, had an accumulated deficit of $329.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, any additional required clinical testing for Zohydro ER, the clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of December 31, 2012, we had cash and cash equivalents of $41.2 million.
On July 27, 2012, we completed a public offering of common stock and warrants for net proceeds of approximately $65.4 million (including over-allotment purchase), after deducting underwriting discounts and commissions of $4.2 million and offering expenses of $0.5 million. We sold a total of 32,500,000 shares of our common stock and warrants to purchase 14,625,000 shares of common stock (excluding over-allotment purchase) in the offering, at a purchase price to the public of $1.99 per share of common stock and $0.01 per share underlying each warrant. The underwriters were granted a 30-day option to cover over-allotments, to purchase up to an additional 4,875,000 shares of common stock and warrants to purchase 2,193,750 shares of common stock, of which the underwriters exercised their option with respect to 2,558,300 shares of common stock and warrants for 1,159,200 shares of common stock. The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2012, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the fourth quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point, or possibly earlier. Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the fourth quarter of 2013. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
Mallinckrodt Co-Promotion Agreement
In June 2012, we entered into a co-promotion agreement with Mallinckrodt. Under the terms of the co-promotion agreement Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. We remain responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, we will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse us for all other promotional materials used.
In partial consideration of Mallinckrodt's sales efforts, we will pay Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt's prescriber audience over a baseline amount of net sales to the same prescriber audience, or baseline net sales. In addition, upon completion of the co-promotion term in June 30, 2014 (unless otherwise extended), and only if the co-promotion agreement is not terminated as a result of certain circumstances, we will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the baseline net sales during the first full twelve months following the last day of the term.

For the year ended December 31, 2012, we incurred service fee expenses of $0.2 million under the co-promotion agreement.
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
In December 2011, we entered into an amendment to the Astellas co-promotion agreement, whereby the agreement terminated on March 31, 2012. As a result of the agreement termination, and pursuant to a promotion transition plan, beginning in the second quarter of 2012, our field sales force then consisting of approximately 95 representatives assumed full responsibility from approximately 400 Astellas sales representatives for the continued marketing of Sumavel DosePro. This promotion transition expanded our focus to include a portion of the high-prescribing primary care physicians previously covered by Astellas under the Astellas co-promotion agreement.
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
Under the terms of the amended Astellas co-promotion agreement, we are required to make two annual tail payments to Astellas, estimated as a total of $5.3 million, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date and is payable in July 2013 and July 2014. The fair value of the tail payments will be accreted through interest expense on a monthly basis through the date of payment. As of December 31, 2012, the short-term and long-term tail payment liability was $1.8 million and $1.0 million, respectively (including the service fee reduction discussed below), and there was $0.6 million of related interest expense recognized during the year ended December 31, 2012.
In consideration for Astellas' performance of its commercial efforts, we were required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment through the date of termination. Astellas paid us a fixed fee for all sample units they ordered for distribution to their sales force. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses.
In August 2012, we and Astellas completed a final reconciliation under the terms of the co-promotion agreement and agreed to adjust the service fees paid to Astellas over the term of the co-promotion agreement, resulting in a service fee receivable of $1.5 million, which will offset the two annual tail payments, and a reduction to the annual tail payment liability of $0.7 million. The present value of the service fee receivable and tail payment reduction of $1.9 million was recorded as a reduction in selling, general and administrative expenses during the twelve months ended December 31, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction will be accreted through interest income through the dates of the two tail payments in July 2013 and July 2014.
For the years ended December 31, 2012, 2011 and 2010, we recognized shared marketing expense of $0.3 million, $1.7 million and $3.9 million, respectively. For the years ended December 31, 2012, 2011 and 2010, excluding tail payments recorded as service fee expenses, we recorded $1.8 million, $6.7 million and $3.7 million in service fee expenses, respectively.
Durect License Agreement

In July 2011, we paid a non-refundable upfront fee to Durect of $2.25 million under the development and license agreement with Durect, or the Relday license agreement. We are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to Relday, subject to, and upon the achievement of various development, regulatory and sales milestones. We are also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the United States, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012. The patent royalty term in any jurisdiction is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, we will continue to pay royalties on annual net sales of the product at a reduced rate for so long as we continue to sell the product in the jurisdiction. We are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights. In connection with the license agreement, we incurred $2.1 million and $2.7 million (excluding the upfront fee of $2.25 million paid in July 2011) of research and development expenses for the years ended December 31, 2012 and 2011, respectively.
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
Product Revenue, Net
We sell Sumavel DosePro product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively our customers, subject to rights of return. We recognize product sales at the time title transfers to our customer, and we reduce product sales for estimated future product returns and sales allowances in the same period the related revenue is recognized. Product sales allowances include wholesaler and retail pharmacy distribution fees, prompt pay discounts, chargebacks, rebates and patient discount programs, and are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers and third-party payors and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment.
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
Product Returns. Our estimated product return allowances for Sumavel DosePro require a high degree of judgment and are subject to change based on our experience and certain quantitative and qualitative factors. Sumavel DosePro's shelf life is determined by the shorter expiry date of its two subassemblies, which is currently approximately 30 months from the date of manufacture. Our return policy allows for the customer to return unused product six months before and up to one year after its expiration date for a credit at the then-current wholesaler acquisition cost, or WAC, reduced by a nominal fee for processing the return.
We have monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2012 and 2011 included a disproportionately high amount of returns from a single retail chain. In addition, we have also experienced a high level of returned product from our initial launch stocking initiatives. We considered these factors as well as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Because of the shelf life of Sumavel DosePro and the duration of time under which our customers may return product to us through our return policy, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product shipped in the years ended December 31, 2012 and 2011 would have a financial statement impact of approximately $0.5 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.
We permit certain wholesale pharmaceutical distributors to purchase limited quantities of product after the announcement of an increase to the WAC of our product and prior to the effectiveness of the increase. In turn, WAC price increases can result in accelerated purchases by wholesalers relative to anticipated retail and prescription demand. The timing of purchases made by wholesale distributors and retail pharmacies are subject to fluctuations for these reasons among others. Absent accelerated purchasing by wholesalers or other periodic changes in buying patterns, the wholesale channel has historically contained approximately three to four weeks of product on hand. As of December 31, 2012, wholesale distributors reported approximately four weeks of our product on hand.
Wholesaler and Retail Pharmacy Distribution Fees. We offer distribution fees to certain wholesale distributors and retail pharmacies based on contractually determined rates. We accrue the distribution fees on shipment to the respective wholesale distributors and retail pharmacies and recognize the distribution fees as a reduction of revenue in the same period the related revenue is recognized.
Prompt Pay Discounts. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.
Chargebacks. We provide discounts primarily to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product. We estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the period the related revenue is recognized.
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
Our procedures for estimating amounts accrued for rebates, chargebacks and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management's judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, impact of new contractual arrangements and changes in sales trends. Quantitatively, we use historical sales, inventory movement through commercial channels, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management's judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, patients may not achieve assumed utilization levels; third parties may misreport their utilization to us; and discounts determined under federal guidelines, which affect our rebate programs with U.S. federal government agencies, may differ from those estimated. On a quarterly basis, we analyze our estimates against actual rebate, chargeback and incentive program activity and adjust our estimates as necessary. Given our limited history with the commercialization of Sumavel DosePro, we may experience variability in our provisions for these sales allowances as we continue to initiate new sales initiatives and/or managed care programs in connection with the commercialization of our product. An adjustment to our estimated liabilities for rebates, chargebacks and other incentive programs of 1% of product sales, based on operating results for the year ended December 31, 2012, would have resulted in an increase or decrease to net product sales for that period of approximately $0.5 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we may record adjustments to our estimated liabilities over several reporting periods, which can result in a net increase to net revenues or a net decrease to net revenues in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates, chargebacks and incentives differ materially from the amounts estimated by management. To date, there have been no material differences between the amount recorded in a period and actual charges incurred.
Contract Revenue
Contract revenue consists of the amortization of license fees and milestone payments received under our co-promotion agreements, which have multiple deliverables. Revenue arrangements with multiple deliverables are divided into separate units of accounting if criteria are met, including whether the deliverable has stand-alone value to the customer and the customer has a general right of return relative to the delivered item and delivery or performance of the undelivered item is probable and substantially within the vendor's control. Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. The selling price for each deliverable is determined using: (i) vendor-specific objective evidence of selling price, or VSOE, if it exists, (ii) third-party evidence of selling price, or TPE, if VSOE does not exist, and (iii) our best estimate of the selling price if neither VSOE nor TPE exists. For transactions entered into prior to January 1, 2011, revenue is recognized for each deliverable based upon the applicable revenue recognition criteria discussed above and upon acceptance of goods or performance of service. Effective January 1, 2011, for new or significantly modified transactions, we allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.
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
Warrants for Common Stock
We classify common stock warrants that contain covenants where compliance with such covenants may be outside of our control as short-term liabilities on the consolidated balance sheet. We record the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss.
Embedded Derivatives
Embedded derivatives are recorded in the consolidated balance sheet at fair value. We adjust the carrying value of the embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such embedded derivatives recorded as change in fair value of embedded derivatives in the consolidated statement of operations and comprehensive loss. We measure the fair value of the embedded derivatives using various discounted cash flow valuation models.
Fair Value Measurements
GAAP requires us to estimate the fair value of certain assets and liabilities as of the date of their acquisition or incurrence, on an ongoing basis, or both. Determining the fair value of an asset or liability requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the determination of the amount of the fair value ascribed to the asset or liability.

Clinical Trial Expenses
Our expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations, or CROs. Payments under some of the contracts we have with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
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
Results of Operations
Comparison of Years Ended December 31, 2012, 2011 and 2010
Revenue. We recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy distribution fees, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the first six months of 2011 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, with the six months ended December 31, 2011 and year ended December 31, 2012 consisting of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable.
Revenue for the years ended December 31, 2012, 2011 and 2010 was $44.3 million, $37.6 million and $23.4 million, respectively. Net product revenue for the years ended December 31, 2012, 2011 and 2010 was $35.9 million, $30.4 million and $19.1 million, respectively.
The aggregate $5.5 million, or 18%, increase in net product revenue during 2012 compared to 2011 was primarily due to an increase in unit volume of 16%, offset by a decrease in our average selling price of approximately 1%. This decrease in our average selling price per unit was driven by charges related to estimated product returns and a 13% increase in sales allowances as a percentage of gross U.S. product revenue through increased third-party payor contracting/rebates and patient incentives.
The aggregate $11.3 million, or 59%, increase in net product revenue during 2011 compared to 2010 was primarily due to an increase in prescription demand from the initial launch of Sumavel DosePro in late January 2010, offset by the establishment of a product returns reserve. While prescription volume increased in 2011 over 2010, the increase was offset by a decrease in our average selling price of Sumavel DosePro of 3%. This decrease in our average selling price in 2011 over 2010 was driven by an increase of $5.5 million in product sales allowances through increased third-party payor contracting/rebates and patient incentives. In addition, net product revenues were negatively impacted by $4.4 million in charges related to actual and estimated returned product. Further, previously reported deferred product revenues of $0.7 million were recognized within net product sales in 2011.
Contract revenue for the years ended December 31, 2012, 2011 and 2010 was $8.5 million, $7.2 million and $4.4 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. The contract revenue in 2010 reflects a pro-rata amount of amortization of license fees and milestones as compared to the contract revenues in 2011, which reflects the full amortization of all license fees and milestone payments. On December 20, 2011, we amended the Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized on an accelerated basis during the year ended December 31, 2012. This acceleration resulted in the recognition of an additional $0.9 million of contract revenue during the year ended December 31, 2011.

Cost of Sales. Cost of sales consists primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on units sold to wholesale pharmaceutical distributors and retail pharmacies, as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. It represents the cost of Sumavel DosePro units recognized as net product revenues in the period and the impact of underutilized production capacity and other manufacturing variances.
Cost of sales for the years ended December 31, 2012, 2011 and 2010 was $19.5 million, $19.3 million and $12.8 million, respectively. Product gross margin for the year ended December 31, 2012 was 45.6% compared to 36.6% for the year ended December 31, 2011 and 32.6% for the year ended December 31, 2010. The improvement in product gross margin of 9.1% in 2012 compared to 2011 was primarily a result of a decrease in excess capacity charges of our contract manufacturing organizations. The improvement in product gross margin of 4.0% in 2011 compared to 2010 was primarily a result of increased product sales, offset by an increase in excess capacity charges. In 2010, we produced product to meet estimated demand requirements, sample initiatives and for the establishment of certain safety stock levels of Sumavel DosePro on hand, which resulted in higher utilization of our contract manufacturing facilities in 2010 compared to 2011. We maintain certain lead times ranging from six to nine months for our production activities and therefore we may not be able to make significant near-term adjustments to production levels in response to changes in product demand.
Royalty Expense. Royalty expense consists of royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees and the amortization of the $4.0 million milestone payment paid by us to Aradigm upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010). We are not required to make any further milestone payments to Aradigm. We are required to pay to Aradigm a 3% royalty on global net sales of Sumavel DosePro, by us or one of our licensees, if any, until the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. During the years ended December 31, 2012, 2011 and 2010, we recorded $1.4 million, $1.2 million and $0.8 million, respectively, in royalty expense. The increases in royalty expense are primarily due to the increases in sales.
Research and Development Expenses. Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: license and milestone payments; payments made to third-party CROs and investigational sites, which conduct our trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses. We expense all research and development costs as incurred.
We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. We track third-party costs by type of study being conducted. We recognize the expenses associated with the services provided by CROs based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.
The table below sets forth information regarding our research and development costs for our major development programs. The period over period variances for our major development programs are explained in the narrative beneath the table.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Research and development expenses:
Zohydro ER	$11,544	$20,461	$20,174
Relday	3,358	5,066	761
Sumavel DosePro	757	1,129	1,672
Other (1)	5,755	6,387	6,036
Total	$21,414	$33,043	$28,643

(1) Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

Research and development costs decreased by $11.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a decrease in development expenses for Zohydro ER and Relday. The decrease in Zohydro ER development expenses is the result of Phase 3 clinical trials that were initiated in March 2010 and were completed in December 2011 and a milestone payment made to Alkermes in 2011 upon completion of the Phase 3 clinical trials for Zohydro ER. These cost decreases were partially offset by increased expenses related to fees paid in connection with our Zohydro ER NDA submission to the FDA in May 2012 and costs related to preparation for and participation in the December 2012 FDA advisory committee meeting for Zohydro ER. The decrease in Relday development expenses was primarily due to an upfront fee paid to Durect in July 2011 upon execution of the Relday license agreement.
Research and development costs increased by $4.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to an increase in development expenses for Relday, which was primarily related to an upfront fee paid Durect in July 2011 upon execution of the Relday license agreement and an increase in costs for pre-clinical studies and formulation and stability testing for Relday in 2011.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development costs for 2013 to decrease over amounts incurred in 2012 as we incurred costs in 2012 related to our Zohydro ER NDA submission and costs related to preparation for and participation in the December 2012 FDA advisory committee meeting for Zohydro ER, which we do not expect to recur in 2013.
Selling, General and Administrative Expenses. Selling expenses, which include sales and marketing costs, consists primarily of salaries and benefits of sales and marketing management and sales representatives, shared marketing and advertising costs and service fees under our Astellas co-promotion agreement prior to its termination in March 2012, service fees under our Mallinckrodt co-promotion agreement, sample product costs, and consulting fees. General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs and professional fees for legal, consulting and accounting services.
Selling, general and administrative expenses decreased to $49.5 million for the year ended December 31, 2012 compared to $60.5 million for the year ended December 31, 2011. Selling expenses were $35.9 million for the year ended December 31, 2012 compared to $47.7 million for the year ended December 31, 2011. General and administrative expenses were $13.6 million for the year ended December 31, 2012 compared to $12.8 million for the year ended December 31, 2011. The decrease of $11.0 million in selling, general and administrative expenses was due to a decrease of $11.8 million of sales and marketing expenses, offset by an increase of $0.8 million of general and administrative expenses.

•
The decrease in sales and marketing expenses is primarily the result of a $10.8 million decrease in service fees to Astellas due to the termination of the co-promotion agreement on March 31, 2012 and resulting reduction of service fees paid over the life of the agreement, and a decrease in other advertising and promotional activities. These selling and marketing expense decreases are partially offset by an increase in sales and marketing personnel costs primarily due to an increase in non-cash stock compensation expense and sales incentive compensation.

•
The increase in general and administrative expenses is primarily a result of an increase in non-cash stock-based compensation charges, salary expense and recruiting expenses, partially offset by a decrease in professional service related costs, such as legal and accounting and advisory services.

Selling, general and administrative expenses increased to $60.5 million for the year ended December 31, 2011 compared to $51.3 million for the year ended December 31, 2010. Selling expenses were $47.7 million for the year ended December 31, 2011 compared to $42.3 million for the year ended December 31, 2010. General and administrative expenses were $12.8 million for the year ended December 31, 2011 compared to $9.0 million for the year ended December 31, 2010. The increase of $9.2 million in selling, general and administrative expenses was due to an increase of $5.4 million of sales and marketing expenses and an increase of $3.8 million of general and administrative expenses.

•
The increase in sales and marketing expenses is primarily a result of increased service fees to Astellas resulting from higher product revenues and accrued tail payments recorded in connection with the termination of the Astellas co-promotion agreement in December 2011. Sales and marketing expenses also increased due to an increase in sales force costs resulting from an increase in the average number of sales representatives, as well as an increase in advertising and promotional efforts. These selling and marketing expense increases are partially offset by a decrease in sampling efforts.

•
The increase in general and administrative expenses is primarily a result of an increase in professional service related costs, such as legal, accounting and advisory services, insurance premiums, investor relations services and directors fees that we incur for operating as a public company, as well as an increase in non-cash stock-based compensation charges.

We do not expect a significant change in general and administrative expense in 2013 as compared to 2012 levels; however, our selling expenses may increase significantly in 2013 if Zohydro ER is approved.
Interest Income. During the years ended December 31, 2012, 2011 and 2010, interest income was $53,000, 37,000 and $5,000, respectively. The increase in interest in 2012 compared to 2011 and in 2011 compared to 2010, was primarily due to the increase in average cash and cash equivalent balances during the respective periods.
Interest Expense. Interest expense consists of interest expense incurred in connection with our financing agreements and certain other arrangements, including the following:

•	our $30.0 million financing agreement, or the Healthcare Royalty financing agreement, with Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, LP), or Healthcare Royalty;

•	our $10.0 million revolving credit facility with Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB;

•	our $25.0 million loan and security agreement with Oxford and SVB, or the amended Oxford/SVB loan agreement;

•	$4.5 million borrowed under our loan and security agreement with General Electric Capital Corporation, or GE Capital; and

•	imputed interest from the two annual tail payments to Astellas.
Interest expense increased to $10.3 million for the year ended December 31, 2012 compared to $7.6 million for the year ended December 31, 2011. The increase of $2.7 million was primarily due to:

•
an increase in interest payments related to the $30.0 million borrowed from Healthcare Royalty and an increase in accrued non-cash interest expense based on our estimate of future interest payments on this facility;

•
an increase in the amortization of debt discount and acquisition fees related to the amended Oxford/SVB loan agreement and an increase in final payment and prepayment fees due to the termination of our amended Oxford/SVB loan agreement in July 2012; and

•	an increase in non-cash interest expense related to imputed interest from the two annual tail payments payable to Astellas; offset by

•	a decrease in interest expense due to the termination of our amended Oxford/SVB loan agreement in July 2012.
Interest expense decreased to $7.6 million for the year ended December 31, 2011 compared to $10.0 million for the year ended December 31, 2010. The decrease of $2.4 million was primarily was due to:

•	a decrease in interest expense related to a non-cash gain from conditional Series B warrants that expired unexercised upon the completion of our initial public offering in November 2010;

•	a decrease in the non-cash amortization of debt issuance and debt discount costs in connection with the $25.0 million amended Oxford/SVB loan agreement; and

•	a decrease in interest expense related to the early settlement of our outstanding principal balance on our $18.0 million amended loan and security agreement with Oxford and CIT; offset by

•
an increase in interest payments related to the $30.0 million borrowed from Healthcare Royalty and an an increase in accrued non-cash interest expense based on our estimate of future interest payments on this facility; and

•	an increase in interest expense due to higher debt balances associated with the amended Oxford/SVB loan agreement.
We expect that 2013 interest expense will decrease over 2012 levels due to the repayment in full and termination of the revolving credit facility and amended Oxford/SVB loan agreement in July 2012.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities relates to a fair value adjustment recorded on the warrants to purchase common stock issued in connection with our July 2012 public offering and issued in connection with our Healthcare Royalty financing agreement. See Note 7 to the Consolidated Financial Statements.
Change in Fair Value of Embedded Derivatives. The change in fair value of embedded derivatives relates to a fair value adjustment recorded on the embedded derivatives associated with the Healthcare Royalty financing agreement. See Note 3 to the Consolidated Financial Statements.

Other Expense. Other expense for the year ended December 31, 2012 consists of expense incurred in July 2012 from the issuance of warrants in our public offering, slightly offset by foreign currency transaction gains. Other expense for the year ended December 31, 2011 and 2010 consists primarily of foreign currency transaction gains and losses.
Provision for Income Tax (Expense) Benefits. Provision for income tax (expense) benefit is primarily related to the taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.
Net Operating Loss and Tax Credit Carryforwards. As of December 31, 2012, we had available federal and state net operating loss carryforwards of approximately $158.3 million and $164.1 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2026 for federal tax purposes and 2015 for state tax purposes. As of December 31, 2012, we had federal and state research and development tax credit carryforwards of approximately $0.3 million and $2.0 million, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.
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
We completed an analysis under IRC Sections 382 and 383 to determine if our net operating loss carryforwards and research and development credits are limited due to a change in ownership. We determined that as of December 31, 2011 we had two ownership changes. The first ownership change occurred in August 2006 upon the issuance of our Series A-1 convertible preferred stock. As a result of this ownership change, we reduced our net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. We determined that, as of December 31, 2011, we had a second ownership change, as defined by IRC Section 382 and 383, which occurred in September 2011 upon the issuance of stock in our follow-on offering. As a result of this second ownership change, we reduced our federal and state net operating loss carryforwards as of December 31, 2010 by $83.5 million and $46.2 million, respectively, and research and development income tax credits as of December 31, 2010 by $2.2 million. We are currently in the process of completing a Section 382 and 383 study to determine the impact that ownership changes during the year ended December 31, 2012 have had on our carryforwards and expect to complete the analysis within the next three months. As a result of this analysis, we may have an adjustment in the net operating losses that are recorded at December 31, 2012.
Pursuant to IRC Section 382 and 383, the use of our net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our consolidated statement of operations and comprehensive loss.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of December 31, 2012, had an accumulated deficit of $329.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with efforts in seeking marketing approval for Zohydro ER, the clinical development for Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of December 31, 2012, we had cash and cash equivalents of $41.2 million.
On July 27, 2012, we completed a public offering of common stock and warrants for net proceeds of approximately $65.4 million (including over-allotment purchase), after deducting underwriter discounts and commissions of $4.2 million and offering costs of $0.5 million.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2012, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the fourth quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point, or possibly earlier. Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the fourth quarter of 2013. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern depends, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and have to liquidate our assets and may receive less than the value at which those assets were carried on our financial statements, and it is likely that investors will lose all or part of their investment.
Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our Astellas co-promotion agreement. Through December 31, 2012, we received aggregate net cash proceeds of approximately $341.2 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

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

•
in September 2011 and October 2011, we issued and sold a total of 30,711,566 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters’ option to purchase shares, for aggregate net proceeds of $57.9 million; and

•
in July 2012, we issued and sold a total of 35,058,300 shares of common stock and warrants to purchase 15,784,200 shares of common stock in a public offering, including the underwriters' over-allotment purchase, for aggregate net proceeds of $65.4 million.

On July 30, 2012, we terminated our amended Oxford/SVB loan agreement. The amended Oxford/SVB Agreement consisted of a $25.0 million term loan and a $10.0 million revolving credit facility. The obligations under the amended Oxford/SVB loan agreement were collateralized by our intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25.0 million term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10.0 million was available to be borrowed within a specified percentage of our eligible accounts receivable and inventory balances (as defined in the agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB's prime rate or 7.29%. In addition, we paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility.
In connection with the repayment and termination of the amended Oxford/SVB loan agreement, we repaid $19.5 million of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, we were also required to make a final payment of $1.2 million and a prepayment premium of $0.4 million, or 2% of the then outstanding principal. We also paid a $0.1 million prepayment premium to terminate the revolving credit facility. As a result of the termination of the amended Oxford/SVB loan agreement, the lenders no longer have a security interest in our intellectual property and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash).
On July 18, 2011, we closed the Healthcare Royalty financing agreement. Under the terms of the Healthcare Royalty Financing agreement, we borrowed $30.0 million and we are obligated to repay such borrowed amount together with a specified return to Healthcare Royalty, through the payment of tiered royalties ranging from .5% to 5% of our direct product sales, co-promotion revenues and out-license revenues, or collectively, Revenue Interest, that we may record or receive as a result of worldwide commercialization of our products including Sumavel DosePro, Zohydro ER, if approved, and other future products. Pursuant to the terms of the Healthcare Royalty financing agreement, our royalty rate increased to 5.75% in April 2012 in connection with the early termination of the Astellas co-promotion agreement.
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
Cash and Cash Equivalents. Cash and cash equivalents totaled $41.2 million and $56.5 million at December 31, 2012 and December 31, 2011, respectively.
The following table summarizes our cash flows from (used in) operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(52,202)	$(80,471)	$(71,952)
Investing activities	(293)	(617)	(3,442)
Financing activities	37,198	88,441	79,655
Net (decrease) increase in cash and cash equivalents	$(15,297)	$7,353	$4,261

Operating Activities. Net cash used in operating activities was $52.2 million, $80.5 million and $72.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used for the year ended December 31, 2012 and 2011 primarily reflects the use of $49.3 million and $75.9 million, respectively, for operations (excluding non-cash items), which includes personnel-related costs, research and development costs (primarily for Zohydro ER and Relday), sales and marketing expenses for Sumavel DosePro, and other professional services. Net cash used for the year ended December 31, 2012 and 2011 also includes $6.8 million and $6.1 million, respectively, used for other working capital purposes, offset by $3.9 million and $1.5 million, respectively, in the reduction of commercial inventory of Sumavel DosePro. Net cash used for the year ended December 31, 2010 primarily reflects expenditures relating to the commercial sale of Sumavel DosePro, personnel-related costs, third-party supplier expenses and professional fees.
Investing Activities. Net cash used in investing activities was $0.3 million, $0.6 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.
We expect to incur capital expenditures of approximately $4.0 million to $5.0 million in 2013. These planned capital expenditures primarily relate to further investments in our manufacturing operations for Sumavel DosePro and toward enhancing our existing manufacturing technology and equipment.
Financing Activities. Net cash provided by financing activities was $37.2 million, $88.4 million and $79.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash provided by financing activities for the year ended

December 31, 2012 includes net proceeds from the issuance of common stock and warrants to purchase common stock during our July 2012 public offering, and net proceeds provided by our revolving credit facility with Oxford/SVB, offset by payments on our borrowed debt. Net cash provided by financing activities for the year ended December 31, 2011 includes net proceeds received from the issuance of common stock in our follow-on public offering, net proceeds received in connection with our Healthcare Royalty financing agreement, net proceeds received from our $10.0 million revolving credit facility and proceeds from the issuance of common stock purchased through our Employee Stock Purchase Plan, offset by payments on borrowings of debt. Net cash provided by financing activities for the year ended December 31, 2010 includes net proceeds received in connection with our initial public offering, net proceeds received in connection with the amended Oxford loan agreement and proceeds received in connection with our issuance of convertible promissory notes in 2010, offset by principal repayments made on our outstanding debt facilities.
Our sources of liquidity include our cash balances and cash receipts from the sale of Sumavel DosePro. Through December 31, 2012, we received aggregate net cash proceeds of approximately $341.2 million from the sale of shares of our preferred and common stock. As of December 31, 2012, we had $41.2 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) entering into a commercialization agreement for Zohydro ER, if approved, or a licensing arrangement for Relday, (ii) equity, debt or other financing or (iii) leveraging our sales force capacity to promote a new product.
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
If we fail to pay amounts owing under the Healthcare Royalty financing agreement when due, if we breach our other covenants or obligations under the agreement, or if other events of default under the agreement occur, Healthcare Royalty would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults. For example, in each of 2012, 2011 and 2010 we were required to obtain amendments or waivers under our credit facilities.
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

Contractual Obligations and Commitments
The following table describes our long-term contractual obligations and commitments as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Debt obligations (1)	$30,000	$—	$10,000	$20,000	$—
Debt interest (2)	24,930	2,526	9,748	10,325	2,331
Operating lease obligations (3)	3,688	1,572	2,116	—	—
Co-Promotion tail payments (4)	3,250	2,032	1,218	—	—
Purchase obligations (5)	9,225	8,899	326	—	—
Total	$71,093	$15,029	$23,408	$30,325	$2,331

(1)	Represents annual payments under the Healthcare Royalty financing agreement, which occur on January 1 of 2015, 2016 and 2017.

(2)	Includes the interest on scheduled debt payments under the Healthcare Royalty financing agreement, estimated using the effective interest method and revenue projections.

(3)
Includes the minimum rental payments for our San Diego, California office pursuant to a lease entered into in April 2012, which expires in November 2014. Also includes the minimum rental payments for our Emeryville, California office pursuant to a lease entered into in July 2007, which expires, as extended, in September 2015. Also includes the rental payments for a fleet of up to 95 vehicles pursuant to a lease entered into in August 2009. Each vehicle has a lease term of 36 months.

(4)	Represents the two annual tail payments due to Astellas for the termination of our Astellas co-promotion agreement in March 2012, which are to be paid in July 2013 and July 2014.

(5)
Primarily represents non-cancellable purchase orders for the production of key components of Sumavel DosePro, a minimum manufacturing fee payable to Patheon UK Limited through the remaining term of our manufacturing services agreement, and a minimum annual spend in external expenses for the development of Relday. These purchase obligations are based on the exchange rate at December 31, 2012.

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
Under our development and license agreement with Alkermes we may be required to pay up to $2.8 million in total future milestone payments with respect to Zohydro ER, depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $0.8 million upon successful completion of FDA pre-approval inspection of the manufacturing facility and a payment of $2.0 million upon the first NDA approval of Zohydro ER. In addition, if Zohydro ER is approved, we will be required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.
Under our Relday license agreement with Durect we are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. In addition, we are required to pay Durect a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis, and we are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights. Further, until an NDA for Relday has been filed in the United States, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012.
Under our Healthcare Royalty financing agreement we are obligated to pay to Healthcare Royalty Revenue Interest on product sales between 5.0% and 0.5%, depending upon the level of product sales made. Upon termination of our Astellas co-promotion agreement on March 31, 2012, the Revenue Interest rate increased to 5.75%.
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
Recent Accounting Pronouncements

In May 2011, the FASB issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this updated standard did not have a material effect on our results of operations.
In June 2011, the FASB issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. The updated guidance is effective for fiscal and interim periods beginning after December 15, 2011, with early adoption permitted. The adoption of this updated standard did not have a material effect on our results of operations.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2012 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the twelve months ended December 31, 2012, approximately $17.1 million (based on exchange rates as of December 31, 2012) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the twelve months ended December 31, 2012 would have resulted in approximately $0.7 million or $1.0 million in gains or losses, respectively. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-31.
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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2012, which is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Zogenix, Inc.
We have audited Zogenix, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zogenix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Zogenix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zogenix, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Zogenix, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Zogenix, Inc.'s ability to continue as a going concern.
/s/ ERNST & YOUNG LLP

San Diego, California
March 15, 2013
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
1. Financial Statements. The following consolidated financial statements of Zogenix, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:
2. Financial Statement Schedules.
Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2012, 2011 and 2010. All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.
3. Exhibits.
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index.
(b) See Item 15(a)(2) above.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Zogenix, Inc.
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zogenix, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and lack of sufficient working capital raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 1. The December 31, 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zogenix, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
March 15, 2013

Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands, except Par Value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$41,228	$56,525
Trade accounts receivable, net	5,643	4,913
Inventory, net	12,886	16,776
Prepaid expenses and other current assets	1,968	2,210
Total current assets	61,725	80,424
Property and equipment, net	13,561	14,590
Other assets	5,400	5,626
Total assets	$80,686	$100,640
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,592	$5,168
Accrued expenses	14,343	10,748
Common stock warrant liabilities	9,493	345
Accrued compensation	4,226	3,805
Revolving credit facility	—	5,081
Long-term debt, current portion	—	9,758
Deferred revenue, current portion	—	8,462
Total current liabilities	32,654	43,367
Long-term debt, less current portion	28,481	42,070
Other long-term liabilities	5,078	5,891
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized at December 31, 2012 and 100,000 shares authorized at December 31, 2011; 100,809 and 65,369 shares issued and outstanding at December 31, 2012 and 2011, respectively.	101	65
Additional paid-in capital	343,763	291,252
Accumulated deficit	(329,391)	(282,005)
Total stockholders’ equity	14,473	9,312
Total liabilities and stockholders’ equity	$80,686	$100,640

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Net product revenue	$35,864	$30,411	$19,069
Contract revenue	8,462	7,165	4,373
Total revenue	44,326	37,576	23,442
Operating expenses:
Cost of sales	19,496	19,293	12,846
Royalty expense	1,353	1,205	843
Research and development	21,414	33,043	28,643
Selling, general and administrative	49,494	60,459	51,270
Total operating expenses	91,757	114,000	93,602
Loss from operations	(47,431)	(76,424)	(70,160)
Other income (expense):
Interest income	53	37	5
Interest expense	(10,313)	(7,644)	(10,013)
Change in fair value of warrant liabilities	11,811	445	6,725
Change in fair value of embedded derivatives	(147)	(240)	—
Other expense	(1,354)	(86)	(111)
Total other income (expense)	50	(7,488)	(3,394)
Loss before income taxes	(47,381)	(83,912)	(73,554)
Provision for income tax benefit (expense)	(5)	9	(10)
Net loss	$(47,386)	$(83,903)	$(73,564)
Net loss per share, basic and diluted	$(0.59)	$(1.96)	$(17.63)
Weighted average shares outstanding, basic and diluted	80,558	42,712	4,173
Comprehensive loss	(47,386)	(83,903)	(73,564)

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In Thousands, except Per Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2009	1,444	$1	$2,237	$(124,538)	$(122,300)
Net loss	—	—	—	(73,564)	(73,564)
Issuance of common stock from initial public offering, net of issuance costs of $6,013	14,436	14	51,719	—	51,733
Conversion of convertible preferred stock to common stock at initial public offering	14,240	14	149,298	—	149,312
Issuance of common stock from conversion of convertible notes, net of issuance costs of $18	3,874	5	15,472	—	15,477
Beneficial conversion feature from issuance of convertible notes	—	—	4,696	—	4,696
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	743	—	743
Issuance of common stock in conjunction with exercise of stock options	—	—	71	—	71
Vesting of early exercised stock options	23	—	59	—	59
Stock-based compensation	—	—	2,507	—	2,507
Balance at December 31, 2010	34,017	34	226,802	(198,102)	28,734
Net loss	—	—	—	(83,903)	(83,903)
Issuance of common stock from secondary offering, net of issuance costs of $3,564	30,712	31	57,828	—	57,859
Issuance of common stock from financing agreement at $3.86 per share, net of issuance costs of $96	389	—	1,404	—	1,404
Issuance of common stock in conjunction with exercise of stock options	67	—	92	—	92
Issuance of common stock from ESPP purchase	172	—	263	—	263
Issuance of common stock warrants	—	—	39	—	39
Release of restricted stock units	12	—	—	—	—
Vesting of early exercised stock options	—	—	15	—	15
Stock-based compensation	—	—	4,809	—	4,809
Balance at December 31, 2011	65,369	65	291,252	(282,005)	9,312
Net loss	—	—	—	(47,386)	(47,386)
Issuance of common stock from July 2012 offering, net of issuance costs of $3,328	35,058	35	45,774	—	45,809
Issuance of common stock in conjunction with exercise of stock options	18	—	33	—	33
Issuance of common stock from ESPP purchase	364	1	547	—	548
Stock-based compensation	—	—	6,157	—	6,157
Balance at December 31, 2012	100,809	$101	$343,763	$(329,391)	$14,473

See accompanying notes.
Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(47,386)	$(83,903)	$(73,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,157	4,809	2,507
Depreciation and amortization	1,599	1,584	1,428
Amortization of debt issuance costs and non-cash interest	2,017	1,793	1,582
Change in fair value of warrant liabilities	(11,811)	(445)	(6,725)
Change in fair value of embedded derivatives	147	240	—
Beneficial conversion feature from issuance of convertible notes	—	—	4,696
Loss on disposal and impairment of property and equipment	9	—	2
Changes in operating assets and liabilities:
Trade accounts receivable	(730)	(439)	(4,474)
Inventory	3,890	1,517	(5,133)
Prepaid expenses and other current assets	163	24	537
Other assets	11	338	(3,976)
Accounts payable and accrued expenses	2,283	4,955	10,866
Deferred rent	(89)	(57)	(48)
Deferred revenue	(8,462)	(10,887)	350
Net cash used in operating activities	(52,202)	(80,471)	(71,952)
Investing activities:
Purchases of property and equipment	(293)	(617)	(3,442)
Net cash used in investing activities	(293)	(617)	(3,442)
Financing activities:
Proceeds from convertible notes, net of issuance costs	—	—	14,957
Proceeds from borrowings of debt and revolving credit facility, net of issuance costs	9,900	39,124	31,072
Payments on borrowings of debt	(25,000)	(825)	(18,178)
Payments on revolving credit facility	(15,051)	(9,477)	—
Proceeds from exercise of common stock options	33	92	71
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	67,316	59,527	51,733
Net cash provided by financing activities	37,198	88,441	79,655
Net (decrease) increase in cash and cash equivalents	(15,297)	7,353	4,261
Cash and cash equivalents at beginning of period	56,525	49,172	44,911
Cash and cash equivalents at end of period	$41,228	$56,525	$49,172
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,284	$4,186	$2,403
Noncash investing and financing activities:
Warrants issued in connection with public offering	$20,959	$—	$—
Asset retirement obligation	$286	$—	$—
Warrants issued in connection with debt	$—	$866	$—
Embedded derivatives related to debt	$—	$605	$—
Purchase of property and equipment in accounts payable	$—	$123	$126
Vesting of early exercised stock options	$—	$15	$59
Conversion of convertible preferred stock to common stock at initial public offering	$—	$—	$149,312
Conversion of convertible notes and related interest to common stock, net of issuance costs	$—	$—	$15,477
Reclassification of convertible preferred stock warrants to common stock warrants	$—	$—	$743
Acquisition of leasehold paid by landlord	$—	$—	$305

See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
On July 27, 2012, the Company completed a public offering (the July 2012 Offering) of common stock and warrants for net proceeds of $65,352,000 (including over-allotment purchase), after deducting underwriting discounts and commissions of $4,205,000 and offering expenses of $545,000. The Company sold a total of 32,500,000 shares of its common stock and warrants to purchase 14,625,000 shares of common stock (excluding over-allotment purchase) in the July 2012 Offering, at a purchase price of $1.99 per share of common stock and $0.01 per share underlying each warrant. The underwriters were granted a 30-day option to cover over-allotments, if any, to purchase up to an additional 4,875,000 shares of common stock and warrants to purchase 2,193,750 shares of common stock. The underwriters exercised their option to purchase over-allotment warrants for 1,159,200 shares of common stock concurrent with the July 2012 Offering at a purchase price of $0.01 per warrant and then exercised their option with respect to 2,558,300 shares of common stock at a purchase price of $1.99 per share on a subsequent date. The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance.
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
Restricted Cash
In December 2009, the Company issued a letter of credit for $200,000 in connection with another operating lease. The letter of credit is collateralized by a certificate of deposit in the same amount. Restricted cash of $200,000 at December 31, 2012 and 2011 is included in other assets on the consolidated balance sheet.
Accounts Receivable
Trade accounts receivable are recorded at the invoice amount net of allowances for cash discounts for prompt payment. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded an allowance of $2,000 and $127,000 at December 31, 2012 and 2011, respectively. The need for bad debt allowance is evaluated each reporting period.
Fair Value Measurements
The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses (excluding the long-term portion of the tail payments due to Astellas Pharmaceutical US, Inc. (Astellas)), accrued compensation, borrowings under the revolving credit facility, and current portion of long-term debt included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The long-term liability for the annual tail payments due to Astellas (see Note 3) for the termination of the Company’s co-promotion agreement were measured at fair value using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Healthcare Royalty Partners (Healthcare Royalty) (formerly Cowen Healthcare Royalty Partners II, L.P.).
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
We classify our cash equivalents within Level 1 of the fair value hierarchy because we value our cash equivalents using quoted market prices. We classify our common stock warrant liabilities and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012
Assets
Cash equivalents (1)	$37,605	—	—	$37,605
Liabilities
Common stock warrant liabilities (2)	$—	—	9,493	$9,493
Embedded derivative liabilities (3)	$—	—	992	$992

At December 31, 2011
Assets
Cash equivalents (1)	$49,752	—	—	$49,752
Liabilities
Common stock warrant liability (4)	$—	—	345	$345
Embedded derivative liabilities (3)	$—	—	845	$845

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheet.

(2)
Common stock warrants are measured at fair value using the Black-Scholes option pricing valuation model and the assumptions identified in (4) below. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 Offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event that would require cash settlement of the warrants; and for the valuation scenario in which an extraordinary event occurs, (b) an expected volatility rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. Significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

(3)
Embedded derivative liabilities measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheets. The assumptions used in the discounted cash flow valuation models include: (a) management's revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Healthcare Royalty receiving interest payments over the term of the financing agreement; (c) probability of bankruptcy; (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; (e) the probability of a change in control occurring during the term of the Healthcare Royalty financing agreement; and (f) the probability of an exercise of the embedded derivative instruments. The significant unobservable inputs used in measuring the fair value of the embedded derivatives are management's revenue projections. Significant decreases in these significant inputs would result in a higher fair value measurement.

(4)
Common stock warrants are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company's expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company's lack of relevant historical data due to the Company's limited historical experience, an expected volatility based upon the

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the warrant liabilities is the expected volatility. Significant increases in the volatility would result in a higher fair value measurement.
The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

	Common Stock Warrant Liabilities	Embedded Derivative Liabilities
Balance at December 31, 2010	$—	$—
Issuance	790	605
Changes in fair value	(445)	240
Balance at December 31, 2011	345	845
Issuance	20,959	—
Changes in fair value	(11,811)	147
Balance at December 31, 2012	$9,493	$992
Changes in fair value of the liabilities shown in the table above are recorded through a change in fair value of warrant liabilities and change in fair value of embedded derivatives in other income (expense) in the consolidated statements of operations and comprehensive loss.
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
The Company sells its products primarily to established wholesale distributors and retailers in the pharmaceutical industry. Two wholesale pharmaceutical distributors individually comprised 36.1% and 35.5% of the Company’s total gross sales of Sumavel DosePro for the year ended December 31, 2012. Approximately 71.8% of the trade accounts receivable balance as of December 31, 2012 represents amounts due from these two wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded an allowance of doubtful accounts of $2,000 and $127,000 at December 31, 2012 and December 31, 2011, respectively.
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
Inventory
Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined in a manner which approximates the first-in, first-out (FIFO) method. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Computer equipment and software	3 years
Furniture and fixtures	3-7 years
Manufacturing equipment and tooling	3-15 years
Leasehold improvements	Shorter of estimated useful life or lease term
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were immaterial charges as a result of impairment losses through December 31, 2012.
Warrants for Common Stock
In accordance with accounting guidance for warrants for shares in redeemable securities or warrants that could be settled for cash, the Company classifies warrants for common stock as current liabilities on the consolidated balance sheet. The Company adjusts the carrying value of these warrants for common stock that can be settled in cash to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss.
Embedded Derivatives
The Company records embedded derivatives in the consolidated balance sheet at fair value. The carrying value of the embedded derivatives are adjusted to their estimated fair value at each reporting date with the increases or decreases in the fair value of such embedded derivatives recorded as change in fair value of embedded derivatives in the consolidated statement of operations and comprehensive loss.
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
Product Revenue, Net
The Company sells Sumavel DosePro product in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively the Company's customers, subject to rights of return. The Company recognizes product sales at the time title transfers to its customer, and reduces product sales for estimated future product returns and sales allowances in the same period the related revenue is recognized. Product sales allowances include wholesaler and retail pharmacy distribution fees, prompt pay discounts, chargebacks, rebates and patient discount programs, and are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company's agreements with its customers and third-party payors and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Company estimates patient prescriptions dispensed using an analysis of third-party information, including third-party market research data.
Product Returns. The Company's estimated product return allowances for Sumavel DosePro require a high degree of judgment and are subject to change based on the Company's experience and certain quantitative and qualitative factors. Sumavel DosePro's shelf life is determined by the shorter expiry date of its two subassemblies, which is currently approximately 30 months from the date of manufacture. The Company's return policy allows for customers to return unused product that is within six months before and up to one year after its expiration date for a credit at the then-current wholesaler acquisition cost, or WAC, reduced by a nominal fee for processing the return.
The Company has monitored actual return history on an individual product lot basis since product launch. Actual product return experience in 2012 and 2011 included a disproportionately high amount of returns from a single retail chain. In addition, the Company has also experienced a high level of returned product from its initial launch stocking initiatives. The Company considered these factors as well as the dating of its product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel to estimate its exposure for returned product. Because of the shelf life of Sumavel DosePro and the duration of time under which the Company's customers may return product through the Company's return policy, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.
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
Wholesaler and Retail Pharmacy Distribution Fees. The Company offers distribution fees to certain wholesale distributors and retail pharmacies based on contractually determined rates. The Company accrues the distribution fees on shipment to the respective wholesale distributors and retail pharmacies and recognizes the distribution fees as a reduction of revenue in the same period the related revenue is recognized.
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
Contract Revenue
Contract revenue consists of the amortization of license fees and milestone payments received under co-promotion agreements, which have multiple deliverables. Revenue arrangements with multiple deliverables are divided into separate units of accounting if criteria are met, including whether the deliverable has stand-alone value to the customer and the customer has a

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

general right of return relative to the delivered item and delivery or performance of the undelivered item is probable and substantially within the vendor's control. Arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. The selling price for each deliverable is determined using: (i) vendor-specific objective evidence of selling price (VSOE), if it exists, (ii) third-party evidence of selling price (TPE) if VSOE does not exist, and (iii) the Company's best estimate of the selling price if neither VSOE nor TPE exists. For transactions entered into prior to January 1, 2011, revenue was recognized for each deliverable based upon the applicable revenue recognition criteria discussed above and upon acceptance of goods or performance of service. Effective January 1, 2011, for new or significantly modified transactions, the Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.
Collaborative Arrangements
The Company records certain transactions between collaborators in the consolidated statement of operations and comprehensive loss on either a gross or net basis within revenues or operating expenses, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. The Company evaluates its collaborative agreements for proper classification of shared expenses, license fees, milestone payments and any reimbursed costs within the consolidated statement of operations and comprehensive loss based on the nature of the underlying activity. If payments to and from collaborative partners are not within the scope of other authoritative accounting literature, the statement of operations and comprehensive loss classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. For collaborations relating to commercialized products, if the Company acts as the principal in the sale of goods or services, the Company records revenue and the corresponding operating costs in its respective line items within the consolidated statement of operations and comprehensive loss based on the nature of the shared expenses. Per authoritative accounting guidance, the principal is the party who is responsible for delivering the product to the customer, has latitude with establishing price and has the risks and rewards of providing product to the customer, including inventory and credit risk.
Research and Development Expenses
All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants, milestone payments, license fees, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received.
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
Advertising Expense
The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $522,000, $1,180,000 and $1,123,000 in advertising costs for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company capitalized advertising costs of $159,000 and $26,000 in prepaid expenses and other current assets, respectively.
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
Foreign Currency Transactions

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Gains or losses resulting from transactions denominated in foreign currencies are included in other expense in the consolidated statements of operations and comprehensive loss. The Company recorded losses from foreign currency transactions in other income (expense) of $68,000, $86,000 and $111,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. As of December 31, 2012, there were no outstanding equity awards with market or performance conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, warrants and common stock subject to repurchase are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator
Net loss	$(47,386)	$(83,903)	$(73,564)
Denominator
Weighted average common shares outstanding	80,558	42,715	4,267
Weighted average shares subject to repurchase	—	(3)	(94)
Weighted average shares outstanding, basic and diluted	80,558	42,712	4,173
Basic and diluted net loss per share	$(0.59)	$(1.96)	$(17.63)
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Year Ended December 31,
	2012	2011	2010
Common stock subject to repurchase	—	—	15
Common stock options and restricted stock units	47	184	1,416
	47	184	1,431
Segment Reporting
Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance became effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted this guidance on January 1, 2012 and it did not have a material impact on the Company's results of operations.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

In June 2011, the FASB issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. The updated guidance became effective for fiscal and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012 and it did not have a material impact on the Company's results of operations.

3.	Collaboration, License and Purchase Agreements
Alkermes Commercial Manufacturing and Supply Agreement
On November 2, 2012, the Company entered into a commercial manufacturing and supply agreement for Zohydro ER finished commercial product (the Supply Agreement) with Alkermes Pharma Ireland Limited (APIL). Under the Supply Agreement, APIL is the exclusive manufacturer and supplier to the Company (subject to certain exceptions) of Zohydro ER. The Company must purchase all of its requirements of Zohydro ER, subject to certain exceptions, from APIL.
Under the Supply Agreement, the Company will provide APIL with an eighteen-month forecast on a monthly basis and with a three-year forecast on an annual basis for commercial supply requirements of Zohydro ER. In each of the four months following the submission of the eighteen-month forecast, the Company is obligated to order the quantity of Zohydro ER specified in the forecast. APIL will use commercially reasonable efforts to supply the orders of Zohydro ER subject to the availability of the United States Drug Enforcement Administration quota for hydrocodone. APIL is not obligated to supply the Company with quantities of Zohydro ER in excess of forecasted amounts, but has agreed to use commercially reasonable efforts to do so. Further, the Company is obligated to purchase at least 75% of forecasted quarterly quantities of Zohydro ER from APIL, and is required to make compensatory payments if it does not purchase 100% of its requirements from APIL, subject to certain exceptions.
If a failure to supply occurs under the Supply Agreement, other than a force majeure event, APIL must use commercially reasonable efforts to assist the Company in transferring production of Zohydro ER to either the Company or a third-party manufacturer, provided that such third party is not a technological competitor of APIL. In a failure to supply circumstance, the Company would be able to utilize (or sublicense to a third party who is not a technological competitor of APIL) the manufacturing license rights granted to it under the license agreement with Alkermes, an affiliate of APIL, until such time as APIL can resume supply of Zohydro ER.
Either party may terminate the Supply Agreement by written notice if the other party commits a material breach of its obligations which is either incapable of remedy or is not remedied within a specified period following receipt of written notice of such breach. Unless otherwise terminated due to a material breach, the Supply Agreement will continue until the expiry or termination of the license agreement with Alkermes.
Mallinckrodt LLC Co-Promotion Agreement
On June 6, 2012, the Company and Mallinckrodt LLC (Mallinckrodt) entered into a co-promotion agreement (the Co-Promotion Agreement). Under the terms of the Co-Promotion Agreement, Mallinckrodt was granted a co-exclusive right (with the Company) to promote Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt's sales team began selling Sumavel DosePro to its customer base of prescribers in August 2012. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the Co-Promotion Agreement, which runs through June 30, 2014, and can be extended by mutual agreement of the parties in additional six month increments. The Company remains responsible for the manufacture, supply and distribution of commercial product for sale in the United States. In addition, the Company will supply product samples to Mallinckrodt at an agreed upon transfer price and Mallinckrodt will reimburse the Company for all other promotional materials used.
In partial consideration of Mallinckrodt's sales efforts, the Company will pay Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt's prescriber audience over a baseline amount of net sales to the same prescriber audience (the Baseline Net Sales). In addition, upon completion of the co-promotion term in June 30, 2014 (unless otherwise extended), and only if the Co-Promotion Agreement is not terminated as a result of certain circumstances, the Company will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the Baseline Net Sales during the first full 12 months following the last day of the term.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Mallinckrodt may terminate the Agreement with sixty days' written notice in the event a material change is made to the net sales price of Sumavel DosePro that would result in a material adverse effect to Mallinckrodt's financial return (as defined in the Co-Promotion Agreement). Mallinckrodt may also terminate the Co-Promotion Agreement if its request for the inclusion on its call list of a certain number of additional prescribers is not mutually agreed upon. Lastly, Mallinckrodt may terminate the Co-Promotion Agreement if a governmental authority takes action or raises an objection that prevents or would reasonably be expected to make it unlawful for Mallinckrodt to perform, or subject Mallinckrodt to any penalty or claim, investigation or similar action related to, its obligations under the Co-Promotion Agreement, in the event of Company's inability to meet trade demand for commercial product or where a third party files an action alleging that the making or selling of Sumavel DosePro infringes the intellectual property rights of such third party.
The Company may terminate the Co-Promotion Agreement with sixty days' written notice if Mallinckrodt does not achieve an agreed-upon minimum sales effort. Either party may terminate the agreement if certain minimum net sales thresholds are not met for any quarter ending after December 31, 2012 or certain levels of prescriptions are not met in a specified period. In addition, either party may terminate the Co-Promotion Agreement related to safety concerns, in the event of a change of control of itself or the other party (excluding with respect to Mallinckrodt, any public spin-off of Mallinckrodt from its corporate parent Covidien), upon the introduction of a generic product, in connection with the material breach of the other party's obligations or if a bankruptcy event occurs under certain circumstances.
For the year ended December 31, 2012, the Company incurred $161,000 in service fee expenses under the Co-Promotion Agreement.
Astellas Pharma US, Inc. Co-Promotion Agreement
In July 2009, the Company entered into the Co-Promotion Agreement with Astellas (the Astellas Co-Promotion Agreement). Under the terms of the agreement, the Company granted Astellas the co-exclusive right (with the Company) to market and sell Sumavel DosePro in the United States until June 30, 2013. Under the Astellas Co-Promotion Agreement, both Astellas and the Company were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro during the term. In December 2011, the Company entered into an amendment to the Astellas Co-Promotion Agreement, or the amended Astellas Co-Promotion Agreement, whereby the agreement terminated on March 31, 2012.
In connection with the execution of the Astellas Co-Promotion Agreement, Astellas made a non-refundable up-front payment of $2,000,000 and made an additional $18,000,000 of payments to the Company upon the achievement of a series of milestones. In consideration for Astellas’ performance of its commercial efforts, the Company paid Astellas a service fee on a quarterly basis that represented a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to primary care physicians, OB/GYNs, emergency medicine physicians, and urologists in the United States (the Astellas Segment).
In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations and comprehensive loss over the term of the Astellas Co-Promotion Agreement. Upon termination of the Astellas Co-Promotion Agreement, the Company concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the agreement, and consequently, the remaining $8,462,000 of these deferred contract revenues as of December 31, 2011 was recognized during the three months ended March 31, 2012. For the years ended December 31, 2012, 2011 and 2010 the Company recognized $8,462,000, $7,165,000 and $4,373,000, respectively, of contract revenue.
The Company is required to make two annual tail payments to Astellas, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The value of such tail payments was estimated at a total of $5,291,000 based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. As of December 31, 2012 and 2011, the tail payment liability, after considering the August 2012 service fee reduction discussed below, was $2,795,000 and $4,016,000, respectively. The Company recognized $550,000 of related interest expense during the year ended December 31, 2012 and did not recognize any related interest expense during the years ended December 31, 2011 and 2010.
Further, under the terms of the amended Astellas Co-Promotion Agreement, Astellas contributed its agreed upon portion of marketing expenses through March 31, 2012, and continued to earn a service fee based on product sales to the Astellas Segment during that period. As of April 1, 2012, the Company was no longer required to pay service fees to Astellas for sales

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

of Sumavel DosePro. Additionally, beginning in the second quarter of 2012, the Company's sales force assumed full responsibility for the commercialization and the continued marketing of Sumavel DosePro, expanding their focus to include headache specialists, neurologists and primary care physicians in the United States. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses, inclusive of the estimated cost of the tail payments owed upon the termination of the agreement.
In August 2012, the Company and Astellas completed a final reconciliation under the terms of the Astellas Co-Promotion Agreement and agreed to adjust the service fees paid to Astellas over the term of the Astellas Co-Promotion Agreement, resulting in a service fee reduction of $1,500,000, which offsets the two annual tail payments, and a reduction to the annual tail payment liability of $742,000. The present value of the service fee receivable and tail payment reduction of $1,924,000 was recorded as a reduction in selling, general and administrative expenses during the year ended December 31, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction will be accreted through interest income through the dates of the two tail payments in July 2013 and July 2014.
For the years ended December 31, 2012, 2011 and 2010, the Company recognized shared marketing expense of $253,000, $1,663,000 and $3,853,000, respectively, under the Astellas Co-Promotion Agreement. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $1,756,000 (excluding the $1,924,000 service fee adjustment discussed above), $6,657,000 (excluding the $4,016,000 expense recognized when the tail payments were initially recorded) and $3,660,000 in service fee expenses, respectively.
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
The Company paid a non-refundable upfront fee to Durect of $2,250,000, which was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2011. The Company is obligated to pay Durect up to $103,000,000 in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. The Company is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until a New Drug Application (NDA) for Relday has been filed in the United States, the Company is obligated to spend no less than $1,000,000 in external expenses on the development of Relday in any trailing twelve months period beginning in July 2012. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, the Company will continue to pay royalties on annual net sales of the product at a reduced rate for so long as the Company continues to sell the product in the jurisdiction. The Company is also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.
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
Durect retains the right to terminate the License Agreement with respect to specific countries if the Company fails to advance the development of the product in such country within a specified period, either directly or through a sublicensee. In addition, either party may terminate the License Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. The Company may terminate the License Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue and, as a result, the Company believes the long-term viability

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

of the product would be seriously impacted. The Company may also terminate the License Agreement with or without cause, at any time upon prior written notice.
Desitin Arzneimittel GmbH Licensing and Distribution Agreement
In 2008, the Company entered into a licensing and distribution agreement with Desitin Arzneimittel GmbH (Desitin), a private German pharmaceutical company focused on the development, manufacturing and distribution of products for the treatment of central nervous system disorders. Under the terms of the agreement, the Company licensed to Desitin the exclusive development and commercialization rights to Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. Desitin will oversee, and be responsible for the expenses related to, all clinical development, regulatory approval and commercialization efforts required to market Sumavel DosePro in the territories in which Desitin elects to develop and market Sumavel DosePro. The Company has agreed to manufacture and supply the product to Desitin for commercial sale. Desitin has agreed to pay the Company a specified transfer price for commercial product and a low single-digit percentage royalty on net sales of the product. In November 2010, Desitin received regulatory approval for the commercialization of Sumavel DosePro in Denmark. It received subsequent approvals in Germany, Sweden, the United Kingdom, Norway and France. The Company recognized $397,000, $0 and $422,000 in revenue for sales to Desitin for the years ended December 31, 2012, 2011 and 2010, respectively. Under the terms of the agreement, Desitin does not have the right to return product that it has purchased.
Alkermes License Agreement (formerly Elan Pharma International Limited)
In 2007, the Company entered into a License Agreement with Alkermes, which was amended in 2009. Under the terms of this License Agreement, Alkermes granted the Company an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Alkermes, to certain Alkermes intellectual property rights related to the Company’s Zohydro ER product candidate. The License Agreement grants the Company the exclusive right under certain Alkermes patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enables the Company to exclusively develop and sell Zohydro ER in the United States. Alkermes has retained the exclusive right to take action in the event of infringement or threatened infringement by a third party of Alkermes’ intellectual property rights under the License Agreement. The Company has the right to pursue an infringement claim against the alleged infringer should Alkermes decline to take or continue an action.
Under the terms of the License Agreement, the Company and Alkermes agreed that, subject to the negotiation of the Supply Agreement, Alkermes, or an affiliate of Alkermes, would have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro ER to the Company under agreed upon financial terms.
Alkermes also granted to the Company, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to the Company, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.
Under the License Agreement, the Company paid an upfront fee of $500,000 to Alkermes, which was recorded as research and development expense. The Company paid additional milestone payments in the amount of $750,000 to Alkermes in August 2011 in connection with the completion of the treatment phase of the Company’s pivotal efficacy Phase 3 clinical trial, Study 801, and $1,000,000 upon submission of the first Zohydro ER NDA to the FDA in May 2012, which were recorded as research and development expense. The Company may be obligated to pay Alkermes up to $2,750,000 in total future milestone payments with respect to Zohydro ER depending upon the achievement of various development and regulatory events. These future milestone payments include a payment of $750,000 upon successful completion of an FDA pre-approval inspection of the Company’s manufacturing facility and a payment of $2,000,000 upon the first NDA approval of Zohydro ER. In addition, if Zohydro ER is approved, the Company will be required to pay a mid single-digit percentage royalty on its net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the License Agreement.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Either party may terminate the License Agreement upon a material, uncured default or certain insolvency events of the other party or upon 12 months written notice prior to the end of the initial royalty term or any additional three-year rolling period. Alkermes may terminate the License Agreement in the event that the Company fails to meet specified development and commercialization milestones within specified time periods. The Company may terminate the License Agreement if the sale of Zohydro ER is prohibited by regulatory authorities, or if, despite commercially reasonable efforts, the Company is unable to obtain regulatory approval for Zohydro ER. The Company may also terminate the License Agreement, with or without cause, at any time upon six months’ written notice prior to NDA approval for Zohydro ER and at any time upon 12 months’ prior written notice after NDA approval for Zohydro ER.
Aradigm Corporation Asset Purchase Agreement
In 2006, the Company entered into an asset purchase agreement with Aradigm Corporation (Aradigm). Under the terms of the agreement, Aradigm assigned and transferred to the Company all of its right, title and interest to tangible assets and intellectual property related to the DosePro (formerly known as Intraject) needle-free drug delivery system. Aradigm also granted to the Company a non-exclusive, fully paid, worldwide, perpetual, irrevocable, transferable, sublicensable license under all other intellectual property of Aradigm that was owned, controlled or employed by Aradigm prior to the closing of the asset purchase and that is necessary or useful to the development, manufacture or commercialization of the DosePro delivery system. Aradigm also retained a worldwide, royalty-free, non-exclusive license, with a right to sublicense, under all transferred intellectual property rights solely for purposes of the pulmonary field, and the Company granted Aradigm a license under other intellectual property rights solely for use in the pulmonary field.
The Company paid Aradigm $4,000,000 at the closing of the asset purchase and was required to make an additional $4,000,000 milestone payment to Aradigm upon the U.S. commercialization of Sumavel DosePro (which payment was made in 2010). The Company is also required to pay a 3% royalty on global net sales of Sumavel DosePro, by the Company or one of the Company’s future licensees, if any, until the later of January 2020 or the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. The Company recorded the second milestone payment as other assets in the consolidated balance sheet and is amortizing the milestone over the estimated life of the technology. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $1,353,000, $1,205,000 and $843,000, respectively, of expense related to the amortization of the milestone and royalties from net sales of Sumavel DosePro. The Company expects to record annual amortization expense of approximately $286,000 during the years ended December 2013 through 2017, and $1,714,000 in amortization expense thereafter related to the amortization of the milestone.
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

4.	Consolidated Balance Sheet Details
Inventory, Net (in thousands)

	December 31,
	2012	2011
Raw materials	$4,867	$5,785
Work in process	6,134	7,338
Finished goods	1,885	3,653
	$12,886	$16,776
Property and Equipment, Net (in thousands)

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
	2012	2011
Machinery, equipment and tooling	$12,325	$11,902
Construction in progress	5,068	5,416
Computer equipment and software	961	1,122
Leasehold improvements	783	780
Furniture and fixtures	685	562
Property and equipment, at cost	19,822	19,782
Less accumulated depreciation	(6,261)	(5,192)
	$13,561	$14,590
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1,599,000, $1,584,000 and $1,428,000, respectively.
Other Assets (in thousands)

	December 31,
	2012	2011
Prepaid Aradigm royalty expense	$3,143	$3,429
Deposits	840	565
Debt acquisition costs	1,217	1,432
Restricted cash	200	200
	$5,400	$5,626
Accrued Expenses (in thousands)

	December 31,
	2012	2011
Accrued discounts and allowances	$4,088	$2,153
Accrued product returns	3,034	2,446
Accrued interest expense, current portion	2,526	1,924
Astellas tail payment, current portion	1,820	—
Other accrued expenses	2,875	4,225
	$14,343	$10,748
Other Long-Term Liabilities (in thousands)

	December 31,
	2012	2011
Interest expense payable, less current portion	$2,607	$—
Astellas tail payment, less current portion	975	4,016
Embedded derivatives	992	845
Deferred Rent	214	303
Term loan final payment	—	642
Other long-term liabilities	290	85
	$5,078	$5,891

5.	Commitments
Operating Leases
The Company had an operating lease for office facilities in San Diego, California, which commenced in September 2008 and expired in April 2012. In April 2012, prior to the expiration of this lease, the Company entered into a new operating lease for office facilities located in San Diego, California, which commenced on April 23, 2012 and will expire on November 27, 2014. The Company received free rent for the second, third and fourth months of the lease term. The base rent will increase approximately 3% on an annual basis throughout the term. The lease also requires the Company to pay, following the first 12 lease months, additional rent consisting of a portion of common area and pass-through expenses in excess of base year amounts. This space is used for general and administrative and sales and marketing operations and personnel.
The Company also leases office space for its supply chain and inventory management and research and product development operations in Emeryville, California under a non-cancelable operating lease that expires, as extended, in September 2015. The base rent is subject to a 3.0% increase each year for the duration of the lease. Under the terms of the lease, as amended, the Company received an option to expand into additional space. The Company also received free rent for two months and a tenant improvement allowance of $305,000.
In August 2009, the Company entered an operating lease agreement to lease up to 95 vehicles. Each vehicle has a lease term of 36 months with a fixed monthly rental payment. As security for the vehicle leases, the lessor required a letter of credit for $200,000, which is collateralized by a certificate of deposit in the same amount.
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating leases. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $828,000, $826,000 and $839,000, respectively.
Future minimum lease payments as of December 31, 2012 are as follows (in thousands):

2013	$1,572
2014	1,473
2015	643
2016 and thereafter	—
Total	$3,688
Manufacturing and Supply Agreements
The Company has a manufacturing services agreement with Patheon UK Limited (Patheon) for the aseptic capsule assembly, filling and inspection, final device assembly and purchasing of Sumavel DosePro, as well as other manufacturing and support services, which agreement expires on October 31, 2013. In February 2013, the Company entered into an additional manufacturing services agreement (the Amended Services Agreement), with Patheon which will replace the Company's original manufacturing services agreement upon its expiration on October 31, 2013. The Amended Services Agreement has similar terms to the original agreement and will expire on April 30, 2015. The parties may mutually agree in writing to renew the term for additional terms prior to the expiration of the then-current term.
The Company has manufacturing and supply agreements with several third-party suppliers for the production of key components of Sumavel DosePro, which expire on various dates between 2012 and 2020. As of December 31, 2012, the Company has non-cancellable purchase orders for 2013 totaling approximately $3,327,000 under these arrangements. In addition, the Company is required to pay Patheon a monthly manufacturing fee of £311,000 or approximately $502,000 (based on the exchange rate as of December 31, 2012). As of December 31, 2012, the Company was committed to pay Patheon a total manufacturing fee of £3,111,000, or approximately $5,025,000 (based on the exchange rate as of December 31, 2012), which is payable monthly over the remaining 10 months of the original Patheon manufacturing services agreement.

6.	Debt
Maturities of long-term debt as of December 31, 2012, are as follows (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

2013	$2,526
2014	4,226
2015	15,521
2016	15,104
2017	15,221
2018	2,332
Total minimum payments	54,930
Less amount representing interest	(24,930)
Total long-term debt	30,000
Less current portion	—
Long-term portion	$30,000
Interest expense related to long-term debt for the years ended December 31, 2012, 2011 and 2010 was $6,708,000, $5,562,000 and $4,727,000, respectively.
Healthcare Royalty Financing Agreement
On July 18, 2011, the Company closed the royalty financing agreement (the Financing Agreement) with Healthcare Royalty. Under the terms of the Financing Agreement, the Company borrowed $30,000,000 from Healthcare Royalty (the Borrowed Amount) and the Company agreed to repay such Borrowed Amount together with a return to Healthcare Royalty, as described below, out of the Company’s direct product sales, co-promotion revenues and out-license revenues (collectively, Revenue Interest) that the Company may record or receive as a result of worldwide commercialization of the Company’s products including Sumavel DosePro, Zohydro ER and other future products.
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
Under the Financing Agreement, the Company is obligated to pay to Healthcare Royalty:

•
5% to 5.75% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (initially 5% and then 5.75% after the Astellas Co-Promotion Agreement terminated on March 31, 2012, with a reversion back to 5% if certain net sales of Sumavel DosePro are achieved or if Zohydro ER is commercialized in the four calendar quarters immediately following the effective date of termination);

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
As security for the payment of the Company's obligations under the Financing Agreement, the Company also entered into a security agreement whereby the Company granted to Healthcare Royalty a security interest in all assets of the Company, including intellectual property and other rights of the Company to the extent necessary or used to commercialize the Company products. Healthcare Royalty entered into an intercreditor agreement under which its security interest was junior to the security interest of the lenders under the Company's $25.0 million loan and security agreement with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB). The intercreditor agreement terminated on July 30, 2012 when the Company terminated its $25.0

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

million loan and security agreement. Healthcare Royalty's security interest will be extinguished at the end of the term or once the aggregate payments made by the Company to Healthcare Royalty equal $75,000,000, whichever is sooner. The Company has agreed to specified positive and negative covenants in connection with the Financing Agreement.
The Company has the option to terminate the Financing Agreement at the Company's election in connection with a change of control of the Company, upon the payment of a base amount of $52,500,000, or, if higher, an amount that generates a 19% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Healthcare Royalty up to the date of prepayment.
Healthcare Royalty has the option to terminate the Financing Agreement at its election in connection with a change of control of the Company (which includes the sale, transfer, assignment or licensing of the Company's rights in the United States to either Sumavel DosePro or Zohydro ER), or an event of default (which includes the occurrence of a bankruptcy event or other material adverse change in the Company's business), as defined in the Financing Agreement. Upon such a termination by Healthcare Royalty, the Company is obligated to make a payment of a base amount of $45,000,000, or, if higher, an amount that generates a 17% internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest and principal payments received by Healthcare Royalty up to the date of prepayment.
The rights of the Company and Healthcare Royalty to terminate the Financing Agreement early, as well the potential change in the Revenue Interest rate from 5% to 5.75% in connection with the early termination of the Astellas co-promotion agreement, meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of December 31, 2012 and 2011 was $992,000 and $845,000, respectively, and is included in other long-term liabilities. As the Company agreed to early terminate the Astellas Co-Promotion Agreement in December 2011, the related embedded derivative was derecognized, resulting in a $417,000 adjustment to the fair value of embedded derivatives for the year ended December 31, 2011.
The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Healthcare Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Healthcare Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income in relation to the change in the fair value of the Healthcare Royalty common stock warrant of $160,000 and $445,000 for the years ended December 31, 2012 and 2011, respectively, in the statement of operations and comprehensive loss. The Company has recognized other expense in relation to the change in the fair value of the embedded derivatives of $147,000 and $240,000 for the years ended December 31, 2012 and 2011, respectively, in the statements of operations and comprehensive loss.
Term Debt
In June 2008, the Company entered into a Loan and Security Agreement with Oxford and CIT Healthcare LLC (the Oxford Agreement) under which it borrowed $18,000,000. The obligations under the Oxford Agreement were collateralized by personal property excluding certain intellectual property and all equipment pledged to secure the equipment financing described below. In July and October 2010, the Company amended and restated the Oxford Agreement, and Oxford and SVB became party to the amended agreement. In June 2011, the Company entered into an amendment to the second amended and restated Oxford Agreement (the Amended Oxford/SVB Agreement), which provided among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and the deferral of principal repayment to commence on February 1, 2012. In connection with entering into the Amended Oxford/SVB Agreement, the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of the Company’s common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2011.
The Amended Oxford/SVB Agreement consisted of a $25,000,000 term loan and a $10,000,000 revolving credit facility. The obligations under the Amended Oxford/SVB Agreement were collateralized by the Company's intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25,000,000 term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10,000,000 was available to be borrowed within a specified

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

percentage of the Company's eligible accounts receivable and inventory balances (as defined in the Amended Oxford/SVB Agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB's prime rate or 7.29%. In addition, the Company paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. The outstanding principal balance of the term loan and the revolving credit facility as of December 31, 2011 was $25,000,000 and $5,151,000, respectively.
On July 30, 2012, the Company exercised its right to terminate the Amended Oxford/SVB Agreement prior to the loan maturity date of January 2, 2014 and repaid $19,492,000 of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, the Company was also required to make a final payment of $1,200,000 and a prepayment premium of $400,000, or 2% of the then outstanding principal. The Company also paid a $100,000 prepayment premium to terminate the revolving credit facility. As a result of the termination of the Amended Oxford/SVB Agreement, the lenders no longer have a security interest in the Company's intellectual property and personal property.
Bridge Loans
In July 2010, the Company entered into a Note Purchase Agreement, pursuant to which the Company borrowed an aggregate of $15,000,000 from certain existing investors (the 2010 Notes). Outstanding balances under the 2010 Notes accrued interest at a rate of 8% per annum. The principal amount of the 2010 Notes and accrued interest thereon automatically converted into 3,873,756 shares of the Company’s common stock upon completion of the Company’s IPO at a conversion price equal to the Company’s IPO price of $4.00 per share.
The holders of the 2010 Notes received the benefit of a deemed conversion price of the 2010 Notes that was below the estimated fair value of the Series B convertible preferred stock at the time of their issuance. The fair value of this beneficial conversion feature was estimated to be $8,182,000 and was recorded to debt discount and amortized to interest expense using the effective interest method over the term of the 2010 Notes. The Company recorded $4,696,000 of interest expense related to the beneficial conversion feature during the year ended December 31, 2010.
Equipment Financing
In March 2007, the Company entered into a $10,000,000 master loan and security agreement (GE Agreement) with GE Capital Corporation (GE Capital) for the purpose of financing capital equipment purchases. Each borrowing was under a promissory note repayable in 48 monthly installments based upon a monthly repayment schedule bearing interest at an annual rate determined on the date of borrowing. The first promissory note was executed in March 2007 for $3,500,000 with an interest rate of 10.08%. A second promissory note was executed in December 2007 for $1,000,000 with an interest rate of 9.91%. The Company’s ability to make further borrowing under the GE Agreement expired on December 21, 2007.
The Company had the option to prepay the outstanding balance of the promissory notes in full, subject to a prepayment fee as defined in the GE Agreement. The outstanding principal balance of the GE Agreement was repaid in full on June 30, 2011.

7.	Preferred Stock and Stockholders’ Equity
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, as of December 31, 2012 and 2011, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of December 31, 2012 and 2011, there were no shares of preferred stock issued or outstanding.
As of December 1, 2010, there were 77,891,000 shares of Series A convertible preferred stock for $76,955,000 and 64,507,000 shares of Series B convertible preferred stock for $72,357,000 outstanding. All of these 142,398,000 shares of preferred stock were converted to 14,240,000 shares of common stock on a 10 for 1 basis upon completion of the Company's IPO in 2010.
Common Stock
Under the Company’s amended and restated certificate of incorporation, as of December 31, 2012 and 2011, the Company was authorized to issue 200,000,000 and 100,000,000 shares of common stock, respectively, with a $0.001 par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when declared by the board of directors, subject to the prior rights of holders of convertible preferred stock.
Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2012	2011
Stock options	9,901	3,517
Warrants to purchase common stock	16,292	508
Shares authorized for future issuance under equity and purchase plans	1,166	1,681
	27,359	5,706
Common Stock Warrants
In connection with the July 2012 Offering (see Note 1), the Company sold warrants to purchase 15,784,200 shares of common stock (including over-allotment purchase). The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company's control, the warrants are recorded as a current liability and are marked to market at each reporting date (see Note 2). The fair value of the warrants was approximately $9,308,000 as of December 31, 2012.

In July 2011, upon the closing of and in connection with the Financing Agreement (see Note 6), the Company issued to Healthcare Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $185,000 and $345,000 as of December 31, 2012 and 2011, respectively.
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
Convertible Preferred Stock Warrants
In connection with the execution of the amended Oxford Agreement in July 2010, the Company issued warrants to Oxford and SVB to purchase 1,145,455 and 445,455 shares, respectively, of Series B convertible preferred stock at an exercise price of $1.10 per share. The warrants expire in November 2015. In connection with the Company’s initial public offering in November 2010, these warrants were converted to 159,090 warrants for common stock at an exercise price of $11.00 per share.
In accordance with accounting guidance for warrants for shares in redeemable securities, the Company classified warrants for convertible preferred stock as liabilities on the consolidated balance sheet based on fair value and increases or decreases in the fair value of such warrants were recorded as other income (expense) in the consolidated statement of operations and comprehensive loss. Upon the closing of the IPO on November 29, 2010, all preferred stock converted into common stock. The warrants were converted into warrants to purchase common stock and reclassed from a liability to equity.

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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Options granted pursuant to the 2006 Plan generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. The 2006 Plan allows the option holders to exercise their options early and acquire option shares, which are then subject to repurchase by the Company at the original exercise price of such options. At December 31, 2012 and 2011 there were zero unvested shares of common stock issued to employees of the Company in connection with the early exercise of stock option grants.
During 2010, the Company adopted the 2010 Equity Incentive Award Plan (the 2010 Plan), which became effective immediately prior to the completion of the IPO. An initial 2,243,668 shares were reserved for issuance to employees, directors and consultants of the Company under the 2010 plan. The number of shares initially reserved were subsequently increased by the number of shares of common stock related to awards granted under the 2006 Plan that are repurchased, forfeited, expired or are cancelled on or after the effective date of the 2010 Plan, as well as an annual increase pursuant to an evergreen provision. The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2010 Plan is ten years.
Options granted pursuant to the 2010 Plan generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. Restricted stock units granted pursuant to the 2010 Plan vest on the first anniversary of the vesting commencement date.
In June 2012, the Company amended and restated the 2010 Plan (the Restated 2010 Plan). Pursuant to the Restated 2010 Plan, the number of shares that are reserved for issuance under the 2010 Plan was increased to 9,300,000, plus any shares related to outstanding options granted under the 2006 Plan that are repurchased, forfeited, expire or are canceled on or after the effective date of the Restated 2010 Plan. Further, the 2010 Plan's evergreen provision was amended such that, commencing on January 1, 2013, and on each January 1 thereafter during the term of the Restated 2010 Plan, the aggregate number of shares available for issuance under the Restated 2010 Plan shall be increased by that number of shares of the Company's common stock equal to the lower of:

•	4% of the Company’s outstanding common stock on the applicable January 1; or

•	an amount determined by the board of directors.
At December 31, 2012 and 2011, 701,976 and 1,103,579 shares of common stock were available for future issuance under the Restated 2010 Plan, respectively.
The 2006 Plan and Restated 2010 Plan are intended to encourage ownership of stock by employees, consultants and non-employee directors of the Company and to provide additional incentives for them to promote the success of the Company’s business. The board of directors is responsible for determining the individuals to receive equity grants, the number of shares subject to each grant, the exercise price per share and the exercise period of each option. The Company satisfies option exercises through issuance of new shares.
During 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the Purchase Plan), which allows employees to purchase shares of the Company’s common stock during a specified offering period. The purchase price is 85% of the lower of the closing price of the stock on the first day of the offering period or the closing price of the stock on the date of purchase. Eligible employees may elect to withhold up to 20% of their compensation during any offering period for the purchase of stock up to a maximum of 20,000 shares per purchase period. At December 31, 2012 and 2011, a total of 463,973 and 577,852 shares of common stock are reserved for issuance under the Purchase Plan, respectively. The length of the offering period is determined by the compensation committee and may be up to 27 months long. The first offering period under the Purchase Plan was from June 1, 2011 through May 31, 2012 with two purchase periods of six months each. A total of 138,826, 225,053 and 172,148 shares were purchased under the Purchase Plan in November 2012, May 2012 and November 2011, respectively.
Information with respect to the number and weighted average exercise price of stock options under the 2006 Plan and 2010 Plan is summarized as follows (number of shares in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	3,517	$4.01
Granted	6,698	$1.94
Exercised	(18)	$1.86
Canceled/Forfeited	(296)	$3.24
Outstanding at December 31, 2012	9,901	$2.64	8.8	$39
Exercisable at December 31, 2012 (1)	3,081	$3.13	8	$39
Vested at December 31, 2012	9,423	$2.66	8.75	$39

(1)	Includes awards with early exercise provisions that permit optionee to exercise unvested options.
The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $1.33 at December 31, 2012, and the contractual exercise prices.

	Years Ended December 31,
	2012	2011	2010
Stock Options and Restricted Stock Units
Weighted-average grant date fair value	$1.35	$2.88	$11.52
Aggregate intrinsic value of options exercised	$9,000	$226,000	$61,000
Total fair value of shares vested	$3,564,000	$2,340,000	$660,000
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model are as follows:

Year Ended December 31,
	2012	2011	2010
Stock Options and Restricted Stock Units
Risk free interest rate	0.2% to 1.2%	1.2% to 2.6%	1.7% to 2.3%
Expected term	5.0 to 6.1 years	5.1 to 6.1 years	5.0 to 6.1 years
Expected volatility	80.1% to 86.8%	72.3% to 89.7%	90.8% to 96.0%
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk free interest rate	0.1%	0.1%	N/A
Expected term	0.5 to 1.0 years	0.5 to 1.0 years	N/A
Expected volatility	81.5% to 85.7%	75.2% to 77.1%	N/A
Expected dividend yield	—%	—%	N/A
The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices are publicly available for a sufficient period of time.
The Company recognized stock-based compensation expense as follows (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$181	$137	$105
Research and development	921	768	393
Selling, general and administrative	5,055	3,904	2,009
Total	$6,157	$4,809	$2,507
As of December 31, 2012, there was approximately $12,047,000 of total unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 2.9 years.
At December 31, 2012, there were 157,000 unvested stock options outstanding to consultants, with approximately $138,000 of related unrecognized compensation expense based on a December 31, 2012 measurement date. These stock options outstanding to consultants are expected to vest over approximately 3.3 years. In accordance with accounting guidance for stock-based compensation, the Company re-measures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. Expense recognized for stock options to consultants was immaterial for the years ended December 31, 2012, 2011 and 2010, respectively. Stock option expense for awards issued to consultants is included in the consolidated statement of operations and comprehensive loss within selling, general and administrative expense in the year ended December 31, 2012 and within research and development expense in the years ended December 31, 2011 and 2010.

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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2012	2011
Beginning balance of unrecognized tax benefits	$678	$562
Gross increases based on tax positions related to current year	36	116
Gross increases based on tax positions related to prior year	—	—
Settlements with taxing authorities	—	—
Expiration of statute of limitations	—	—
Ending balance of unrecognized tax benefits	$714	$678

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties on the consolidated balance sheets at December 31, 2012 and 2011 and has recognized no interest and/or penalties in the consolidated statements of operations and comprehensive loss through the year ended December 31, 2012.
The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2006 and forward can be subject to examination by the United States and state tax authorities due to the carry forward of net operating losses.
At December 31, 2012, the Company had available federal and state income tax net operating loss carryforwards of approximately $158,282,000 and $164,122,000, respectively. The federal tax loss carryforwards will begin expiring in 2026 unless previously utilized, and the state tax loss carryforwards will begin expiring in 2015 unless previously utilized. In addition, the Company has federal and California research and development income tax credit carryforwards of $311,000 and $1,970,000, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. The impact to the Company of the reinstated credits was not recognized in 2012 as a change in tax law is accounted for in the period of enactment. The additional credits that will be reported within the 2013 consolidated financial statements will have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
The Company has completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company has determined that as of December 31, 2011 the Company had two ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1,900,000 and research and development income tax credits by $8,000. The Company had a second ownership change as defined by IRC Sections 382 and 383, which occurred in September 2011 upon the issuance of common stock in its follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2010 by $83,503,000 and research and development income tax credits as of December 31, 2010 by $2,203,000. The Company also reduced its California net operating loss carryforwards as of December 31, 2010 by $46,243,000 as a result of the second ownership change. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period. The Company is currently in the process of completing a Section 382 and 383 study to determine the impact that ownership changes during the year ended December 31, 2012 have had on its carryforwards and expects to complete the analysis within the next three months. As a result of this analysis, the Company may have an adjustment in the net operating losses that are recorded at December 31, 2012.
The reconciliation of income tax computed at the Federal statutory tax rate to the expense (benefit) for income taxes is as follows (in thousands):

	December 31,
	2012	2011	2010
Tax at statutory rate	$(16,109)	$(28,530)	$(25,008)
State taxes, net of federal benefit	(1,580)	(2,780)	(2,953)
Change in valuation allowance	21,990	(16,807)	27,968
Section 382 limitation	—	45,728	—
Permanent Interest Disallowed	(4,466)	(70)	526
Credits and other	170	2,450	(523)
	$5	$(9)	$10

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are listed below. A valuation allowance of $80,347,000 and $58,359,000 for the years ended December 31, 2012 and 2011, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the deferred tax assets are as follows (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$61,739	$38,357
Capitalized research and development	8,903	7,901
Accrued expenses	3,707	3,728
Research and development credits	1,237	1,078
Accrued product returns	1,087	916
Inventory reserve and UNICAP	688	983
Depreciation and amortization	645	824
Deferred revenue	—	3,169
Other, net	2,341	1,403
Total deferred tax assets	80,347	58,359
Less valuation allowance	(80,347)	(58,359)
Net deferred tax assets	$—	$—
The Company incurred $5,000 in income tax expense for the year ended December 31, 2012 and received a benefit of $9,000 in income tax expense for the year ended December 31, 2011 related to taxable income generated by its wholly-owned subsidiary Zogenix Europe Limited.

11.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2012 and 2011 are as follows:

	Fiscal 2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenue	$18,347	$8,030	$8,453	$9,496
Cost of Sales	$5,062	$4,167	$4,249	$6,018
Gross Profit	$13,285	$3,863	$4,204	$3,478
Net loss	$(10,292)	$(17,169)	$(19,282)	$(643)
Net loss per share, basic and diluted	$(0.16)	$(0.26)	$(0.21)	$(0.01)
Weighted-average shares outstanding, basic and diluted	65,369	65,449	90,370	100,714

	Fiscal 2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenue	$9,040	$10,237	$10,398	$7,901
Cost of Sales	$4,875	$3,975	$5,482	$4,961
Gross Profit	$4,165	$6,262	$4,916	$2,940
Net loss	$(18,983)	$(19,177)	$(22,038)	$(23,705)
Net loss per share, basic and diluted	$(0.56)	$(0.56)	$(0.59)	$(0.36)
Weighted-average shares outstanding, basic and diluted	33,973	34,018	37,320	65,215

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions)	Balance at End of Year
Inventory reserves:
2012	$1,659	$607	$(1,069)	$1,197
2011	$1,681	$1,887	$(1,909)	$1,659

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	March 15, 2013	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date:	March 15, 2013	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ROGER L. HAWLEY	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
Roger L. Hawley

/S/ ANN D. RHOADS	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2013
Ann D. Rhoads

/S/ CAM L. GARNER	Chairman of the Board	March 15, 2013
Cam L. Garner

/S/ JAMES C. BLAIR, PH.D.	Director	March 15, 2013
James C. Blair, Ph.D.

/S/ LOUIS C. BOCK	Director	March 15, 2013
Louis C. Bock

/S/ STEPHEN J. FARR, PH.D.	President, Chief Operating Officer and Director	March 15, 2013
Stephen J. Farr, Ph.D.

/S/ MARK WIGGINS	Director	March 15, 2013
Mark Wiggins

/S/ ERLE T. MAST	Director	March 15, 2013
Erle T. Mast

/S/ KURT C. WHEELER	Director	March 15, 2013
Kurt C. Wheeler

EXHIBIT INDEX

Exhibit Number	Description
3.1(3)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(7)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Amended and Restated Bylaws of the Registrant

4.1(4)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated July 1, 2010

4.4(5)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(5)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(5)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(5)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

10.1(3)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Form of Executive Officer Employment Agreement

10.3#(1)	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder

10.4#(3)	Independent Director Compensation Policy

10.5#(3)	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.6#(3)	2010 Employee Stock Purchase Plan and form of Offering document thereunder

10.7#(1)	Executive Officer Employment Agreement dated March 1, 2010 by and between the Registrant and Ann D. Rhoads

10.8†(1)	Supply Agreement dated September 29, 2004 by and between the Registrant and Dr. Reddy’s Laboratories, Inc.

10.9†(1)	Asset Purchase Agreement dated August 25, 2006 by and between the Registrant and Aradigm Corporation

10.10(1)	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC

10.11(1)	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC

10.12(1)	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC

10.13(1)
Consent to Assignment Agreement dated August 29, 2008 by and among the Registrant, R.B. Income Properties and Verus Pharmaceuticals, Inc. and related Lease dated February 2, 2005 by and between R.B. Income Properties and Verus Pharmaceuticals, Inc.

10.14†(1)	License Agreement dated November 27, 2007 by and between the Registrant and Elan Pharma International Limited

10.15†(1)	First Amendment to License Agreement dated September 28, 2009 by and between the Registrant and Elan Pharma International Limited

10.16†(3)	Licensing and Distribution Agreement dated March 14, 2008 by and between the Registrant and Desitin Arzneimittel GmbH

10.17†(3)	Manufacturing Services Agreement dated November 1, 2008 by and between the Registrant and Patheon U.K. Ltd.

10.18†(1)	Commercial Manufacturing and Supply Agreement dated April 1, 2009 by and between the Registrant and MGlas AG

10.19†(3)	Co-Promotion Agreement dated July 31, 2009 by and between the Registrant and Astellas Pharma US, Inc.

10.20#(1)	General Release of Claims dated August 13, 2010 by and between the Registrant and Jennifer D. Haldeman

10.21†(2)	Second Amended and Restated Loan and Security Agreement dated October 8, 2010 by and among the Registrant, Oxford Finance Corporation and Silicon Valley Bank

10.22†(5)	First Amendment to Second Amended and Restated Loan and Security Agreement dated June 30, 2011 by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank

10.23†(5)	Financing Agreement dated June 30, 2011 by and between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.24(5)	Stock and Warrant Purchase Agreement dated June 30, 2011 by and between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.25†(5)	Development and License Agreement dated July 11, 2011 by and between the Registrant and Durect Corporation

10.26#(5)	2011 Annual Incentive Plan

10.27(8)††	Amendment to Co-Promotion Agreement dated December 20, 2011 by and between the Registrant and Astellas Pharma US, Inc.

10.28(9)†	Co-Marketing and Option Agreement dated March 29, 2012 by and between the Registrant and Battelle Memorial Institute

10.29(9)†	Sublease dated April 12, 2012 by and between the Registrant and Relational Investors, LLC

10.30(9)	Independent Director Compensation Policy as amended and restated effective April 16, 2012

10.31(10)†	Co-Promotion Agreement dated June 6, 2012 by and between the Registrant and Mallinckrodt, LLC

10.32	Commercial Manufacturing and Supply Agreement dated November 2, 2012 by and between the Registrant and Alkermes Pharma Ireland Ltd.

10.33	Employment Agreement dated November 26, 2012 by and between the Registrant and Richard Scott Shively

21.1(6)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (reference is made to the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from Zogenix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 15, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010 (Registration No. 333-169210).

(2)	Filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 on October 12, 2010 (Registration No. 333-169210).

(3)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010 (Registration No. 333-169210).

(4)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010 (Registration No. 333-169210).

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(6)	Filed with the Registrant’s Annual Report on Form 10-K on March 4, 2011.

(7)	Filed with the Registrant's Quarterly Report on Form 10-Q on November 8, 2012.

(8)	Filed with the Registrant's Quarterly Report on Form 10-K on March 12, 2012.

(9)	Filed with the Registrant's Quarterly Report on Form 10-Q on May 15, 2012.

(10)	Filed with the Registrant's Quarterly Report on Form 10-Q on August 9, 2012.
† Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission
# Indicates management contract or compensatory plan.