Form 10-Q
period 2013-03-31
ZOGENIX, INC.
filed 2013-05-09
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34962
___________________________________________
Zogenix, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________

Delaware	20-5300780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 650 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)
858-259-1165
(Registrant’s Telephone Number, Including Area Code)
 ____________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2013 was 100,808,601.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,324	$41,228
Trade accounts receivable, net	5,755	5,643
Inventory, net	12,663	12,886
Prepaid expenses and other current assets	2,995	1,968
Total current assets	46,737	61,725
Property and equipment, net	13,912	13,561
Other assets	4,921	5,400
Total assets	$65,570	$80,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,541	$4,592
Accrued expenses	14,909	14,343
Common stock warrant liabilities	13,751	9,493
Accrued compensation	2,982	4,226
Total current liabilities	36,183	32,654
Long-term debt, less current portion	28,557	28,481
Other long-term liabilities	5,826	5,078
Commitments and contingencies
Stockholders’ equity:
Common stock	101	101
Additional paid-in capital	345,349	343,763
Accumulated deficit	(350,446)	(329,391)
Total stockholders’ equity (deficit)	(4,996)	14,473
Total liabilities and stockholders’ equity (deficit)	$65,570	$80,686
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Net product revenue	$6,981	$9,885
Contract revenue	—	8,462
Total revenue	6,981	18,347
Operating expenses:
Cost of sales	4,158	5,062
Royalty expense	282	357
Research and development	3,236	5,964
Selling, general and administrative	14,482	14,649
Total operating expenses	22,158	26,032
Loss from operations	(15,177)	(7,685)
Other income (expense):
Interest income	8	19
Interest expense	(1,613)	(2,678)
Change in fair value of warrant liabilities	(4,258)	49
Change in fair value of embedded derivatives	(81)	38
Other income (expense)	66	(30)
Total other income (expense)	(5,878)	(2,602)
Net loss before income taxes	(21,055)	(10,287)
Provision for income taxes	—	(5)
Net loss	$(21,055)	$(10,292)
Net loss per share, basic and diluted	$(0.21)	$(0.16)
Weighted average shares outstanding, basic and diluted	100,809	65,369
Comprehensive loss	$(21,055)	$(10,292)
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(21,055)	$(10,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,586	1,256
Depreciation and amortization	479	393
Amortization of debt issuance costs and non-cash interest	133	681
Change in fair value of warrant liabilities	4,258	(49)
Change in fair value of embedded derivatives	81	(38)
Changes in operating assets and liabilities:
Trade accounts receivable	(112)	(30)
Inventory, net	223	1,995
Prepaid expenses and other current assets	(1,027)	(431)
Other assets	421	(197)
Accounts payable and accrued expenses	(61)	452
Deferred revenue	—	(8,462)
Net cash used in operating activities	(15,074)	(14,722)
Investing activities:
Purchases of property and equipment	(830)	(111)
Net cash used in investing activities	(830)	(111)
Financing activities:
Proceeds from revolving credit facility	—	5,163
Payments on borrowings of debt	—	(7,013)
Proceeds from exercise of common stock options	—	2
Net cash used in financing activities	—	(1,848)
Net decrease in cash and cash equivalents	(15,904)	(16,681)
Cash and cash equivalents at beginning of period	41,228	56,525
Cash and cash equivalents at end of period	$25,324	$39,844
See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
Zogenix, Inc. (the Company) is a pharmaceutical company developing and commercializing products for the treatment of central nervous system disorders and pain. The Company’s first commercial product, Sumavel®DosePro®(sumatriptan injection) Needle-free Delivery System, offers fast-acting, easy-to-use, needle-free subcutaneous delivery of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro was approved by the U.S. Food and Drug Administration (FDA) on July 15, 2009 and was launched in the United States in January 2010.
The Company was incorporated in the state of Delaware on May 11, 2006 as SJ2Therapeutics, Inc. and commenced operations on August 25, 2006. On August 28, 2006, the Company changed its name to Zogenix, Inc.
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
Management expects operating losses and negative cash flows to continue for at least the next several years as the Company continues to incur costs related to the continued development of its product candidates and commercialization of its approved product. Management may pursue additional opportunities to raise additional capital through public or private equity offerings, including through a controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies if required to further support its planned operations. There can be no assurance that the Company will be able to obtain any source of financing on acceptable terms, or at all. If the Company is unsuccessful in raising additional required funds, it may be required to significantly delay, reduce the scope of or eliminate one or more of its development programs or its commercialization efforts, or cease operating as a going concern. The Company also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that it would otherwise seek to develop or commercialize itself on terms that are less favorable than might otherwise be available.
On March 27, 2013, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which the Company can issue and sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time through Cantor. The sales of common stock made under the controlled equity offering sales agreement will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. However, there can be no assurance that Cantor will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that Management deems appropriate. As of March 31, 2013, the Company had not sold any shares under this program.

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
In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 15, 2013.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

The Company has monitored actual product return history for Sumavel DosePro since product launch. Based on the Company's product returns analysis, which considers actual product returns on an individual product lot basis, and factors such as the dating of the Company's product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel, the Company increased its estimate for product returns, resulting in an adjustment of $1,226,000, which decreased net product sales in the first quarter of 2013.
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
Fair Value Measurements
The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The liability for the annual tail payments due to Astellas Pharma US, Inc. (Astellas) (see Note 4) for the termination of the Company’s co-promotion agreement was measured at fair value in December 2011 using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Healthcare Royalty Partners (Healthcare Royalty) (formerly Cowen Healthcare Royalty Partners II, L.P.).
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

We classify our cash equivalents within Level 1 of the fair value hierarchy because we value our cash equivalents using quoted market prices. We classify our common stock warrant liabilities and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2013
Assets
Cash equivalents(1)	$22,012	—	—	$22,012
Liabilities
Common stock warrant liabilities(2)	$—	—	13,751	$13,751
Embedded derivative liabilities(3)	$—	—	1,073	$1,073
At December 31, 2012
Assets
Cash equivalents(1)	$37,605	—	—	$37,605
Liabilities
Common stock warrant liabilities(2)	$—	—	9,493	$9,493
Embedded derivative liabilities(3)	$—	—	992	$992

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheets.

(2)
Common stock warrant liabilities include liabilities associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 5) and warrants issued in connection with the Healthcare Royalty financing agreement (see Note 4), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in the volatility of comparable companies would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management’s projections regarding the probability of the occurrence of an extraordinary event that would require cash settlement of the warrants; and for the valuation scenario in which an extraordinary event occurs, (b) a volatility rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering is the expected volatility and probability of the occurrence of an extraordinary event. Significant increases in the volatility of comparable companies would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

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
The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

	Common Stock Warrant Liabilities	Embedded Derivative Liabilities
Balance at December 31, 2012	$9,493	$992
Changes in fair value	4,258	81
Balance at March 31, 2013	$13,751	$1,073
Changes in fair value of the liabilities shown in the table above are recorded through change in fair value of warrant liabilities and change in fair value of embedded derivatives in other income (expense) in the consolidated statements of operations and comprehensive loss.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Net loss	$(21,055)	$(10,292)
Denominator
Weighted average common shares outstanding, basic and diluted	100,809	65,369
Basic and diluted net loss per share	$(0.21)	$(0.16)
The following table presents potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands, of common equivalent shares):

	Three Months Ended March 31,
	2013	2012
Common stock options and restricted stock units	123	87
	123	87
Segment Reporting
Management has determined that the Company operates in one business segment, which is the commercialization and development of pharmaceutical products.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update which requires entities to separately present amounts reclassified out of accumulated other comprehensive income (AOCI) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. For AOCI reclassification items that are not reclassified in their entirety into net income, it is acceptable to cross reference that amount to another footnote that provides the required disclosure. The updated guidance became effective for fiscal and interim periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013 and it did not have a material impact on the Company's results of operations.

3.	Inventory, net (in thousands)

	March 31, 2013	December 31, 2012
Raw materials	$3,921	$4,867
Work in process	7,907	6,134
Finished goods	835	1,885
	$12,663	$12,886

4.	Collaboration and Financing Agreements
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
In partial consideration of Mallinckrodt’s sales efforts, the Company pays Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt’s prescriber audience over a baseline amount of net sales to the same prescriber audience (the Baseline Net Sales). In addition, upon completion of the co-promotion term in June 30, 2014 (unless otherwise extended), and only if the Co-Promotion Agreement is not terminated as a result of certain circumstances, the Company will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the Baseline Net Sales during the first full 12 months following the last day of the term.
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
For the three months ended March 31, 2013, the Company incurred $143,000 in service fee expenses under the Co-Promotion Agreement.
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
In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations and comprehensive loss over the term of the Astellas Co-Promotion Agreement. Upon termination of the Astellas Co-Promotion Agreement, the Company concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the agreement, and consequently, the remaining $8,462,000 of these deferred contract revenues as of December 31, 2011 was recognized as contract revenue during the three months ended March 31, 2012.
The Company is required to make two annual tail payments to Astellas, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The value of such tail payments was estimated at a total of $5,291,000 based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments is being accreted through interest expense through the dates of payment in July 2013 and July 2014. As of March 31, 2013 and December 31, 2012, the tail payment liability was $2,936,000 and $2,795,000 (including the service fee reduction discussed below), respectively, and $141,000 and $157,000 of related interest expense was recognized during the three months ended March 31, 2013 and 2012, respectively.
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
For the three months ended March 31, 2013 and 2012, the Company recognized shared marketing expense of $0 and $255,000, respectively, under the Astellas Co-Promotion Agreement. For the three months ended March 31, 2013 and 2012, and prior to the final reconciliation of service fees, the Company incurred $0 and $1,699,000 in service fee expenses, respectively.
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
Under the Financing Agreement, the Company is obligated to pay to Healthcare Royalty:

•
5% to 5.75% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (initially 5% and then 5.75% after the co-promotion agreement with Astellas terminated on March 31, 2012);

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

The rights of the Company and Healthcare Royalty to terminate the Financing Agreement early, as well as the change in the Revenue Interest rate from 5% to 5.75% in connection with the early termination of the Astellas Co-Promotion Agreement, meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of March 31, 2013 and December 31, 2012 was $1,073,000 and $992,000, respectively, and is included in other long-term liabilities.
The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Healthcare Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Healthcare Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income (expense) in relation to the change in the fair value of the Healthcare Royalty common stock warrant of $(76,000) and $49,000 for the three months ended March 31, 2013 and 2012, respectively, in the statement of operations and comprehensive loss. The Company has recognized other income (expense) in relation to the change in the fair value of the embedded derivatives of $(81,000) and $38,000 for the three months ended March 31, 2013 and 2012, respectively in the statement of operations and comprehensive loss.
Term Debt
In June 2008, the Company entered into a Loan and Security Agreement with Oxford and CIT Healthcare LLC (the Oxford Agreement) under which it borrowed $18,000,000. The obligations under the Oxford Agreement were collateralized by personal property excluding certain intellectual property and all equipment pledged to secure an equipment financing. In July and October 2010, the Company amended and restated the Oxford Agreement, and Oxford and Silicon Valley Bank (SVB) became party to the amended agreement. In June 2011, the Company again amended and restated the amended Oxford/SVB agreement (the Amended Oxford/SVB Agreement), which provided among other things, the addition of intellectual property to the collateral securing the Oxford/SVB loan and the deferral of principal repayment to commence on February 1, 2012.
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
On July 30, 2012, the Company exercised its right to terminate the Amended Oxford/SVB Agreement prior to the loan maturity date of January 2, 2014 and repaid $19,492,000 of outstanding principal and interest under the agreement. In addition to the repayment of all principal and interest outstanding, the Company was also required to make a final payment of $1,200,000 and a prepayment premium of $400,000, or 2% of the then outstanding principal. The Company also paid a $100,000 prepayment premium to terminate the revolving credit facility. As a result of the termination of the Amended Oxford/SVB Agreement, the lenders no longer have a security interest in the Company’s intellectual property and personal property.

5.	Common Stock Warrants
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 15,784,200 shares of common stock (including over-allotment purchase). The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is 5 years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). The fair value of the warrants was approximately $13,490,000 and $9,308,000 as of March 31, 2013 and December 31, 2012, respectively.
In July 2011, upon the closing of and in connection with the Financing Agreement (see Note 4), the Company issued to Healthcare Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $261,000 as of March 31, 2013 and $185,000 as of December 31, 2012.
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
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Risk free interest rate	0.8% to 1.1%	0.2% to 1.2%
Expected term	5.0 to 6.1 years	5.0 to 6.1 years
Expected volatility	86.8% to 87.9%	80.6%
Expected dividend yield	—%	—%
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
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$45	$29
Research and development	216	195
Selling, general and administrative	1,325	1,032
Total	$1,586	$1,256
As of March 31, 2013, there was approximately $15,687,000 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 3.1 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	our ability to maintain and increase market demand for, and sales of, Sumavel DosePro;

•	our ability to successfully execute our sales and marketing strategy for the commercialization of Sumavel DosePro;

•	the progress and timing of clinical trials for Relday and our other product candidates;

•	the potential for the FDA to approve the NDA for Zohydro ER despite the advisory committee's recommendation against approval;

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
DosePro®, Intraject®, Relday™, Sumavel®, Zogenix™ and Zohydro ER™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.
The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
Background
We are a pharmaceutical company developing and commercializing products for the treatment of central nervous system disorders and pain. Our first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration, or FDA, that allows for the needle-free, subcutaneous delivery of medication. We commercialize Sumavel DosePro through our internal sales and marketing organization and in collaboration with Mallinckrodt LLC, our co-promotion partner.
Our lead product candidate, Zohydro™ER™ (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted the New Drug Application, or NDA, for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of March 1, 2013. In December 2012, an advisory committee convened by the FDA voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The advisory committee provides the FDA with independent expert advice and recommendations; however, the final decision regarding approval is made by the FDA. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. In the beginning of May 2013, the FDA informed us that they are preparing to take action on the Zohydro ER NDA in the summer of 2013. The FDA has not provided a reason for the delay and we have not been informed of any deficiencies in the NDA for Zohydro ER during the review process.
Sumavel DosePro and Zohydro ER, if approved, each have the potential to address significant unmet medical needs and become important and widely-used additions to the treatment options available to patients and physicians in the United States’ multi-billion dollar migraine and chronic pain markets, respectively.
We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect Corporation's SABER™ controlled-release formulation technology through a development and license agreement with Durect, or the Durect License Agreement. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first once-monthly, subcutaneous antipsychotic product. In May 2012, we filed an investigational new drug, or IND, application with the FDA. In July 2012, we initiated our first IND clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial on January 3, 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We announced positive top-line results from the extended Phase 1 clinical trial on May 2, 2013. The results for the extended Phase 1 clinical trial showed risperidone blood concentrations in the therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality has now been established across the full dose range that would be anticipated to be used in clinical practice (50 to 100 mg). The positive results from this study extension position us to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, subject to our ability to secure a development and commercialization partner prior to initiation of the multi-dose trial.
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

We have experienced net losses and negative cash flow from operating activities since inception, and as of March 31, 2013, had an accumulated deficit of $350.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, any additional required clinical testing for Zohydro ER, the clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of March 31, 2013, we had cash and cash equivalents of $25.3 million.
On March 27, 2013, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through Cantor. The sales of common stock made under the controlled equity offering sales agreement will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. However, there can be no assurance that Cantor will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. As of March 31, 2013, we had not sold any shares under this program.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2013, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the fourth quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point, or possibly earlier. Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the fourth quarter of 2013. We intend to raise additional capital, if necessary, through public or private equity offerings, including through our controlled equity program, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
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
In partial consideration of Mallinckrodt’s sales efforts, we pay Mallinckrodt a service fee on a quarterly basis that represents a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt’s prescriber audience over a baseline amount of net sales to the same prescriber audience, or baseline net sales. In addition, upon completion of the co-promotion term in June 30, 2014 (unless otherwise extended), and only if the co-promotion agreement is not terminated as a result of certain circumstances, we will be required to pay Mallinckrodt an additional tail payment calculated as a fixed percentage of the Mallinckrodt net sales over the baseline net sales during the first full twelve months following the last day of the term.
For the three months ended March 31, 2013, we incurred service fee expenses of $0.1 million under the co-promotion agreement.
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
Under the terms of the amended Astellas co-promotion agreement, we are required to make two annual tail payments to Astellas, estimated as a total of $5.3 million, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date and is payable in July 2013 and July 2014. The fair value of the tail payments will be accreted through interest expense on a monthly basis through the date of payment. As of March 31, 2013, the short-term and long-term tail payment liability was $1.9 million and $1.0 million, respectively (including the service fee reduction discussed below), and there was $0.1 million of related interest expense recognized during the three months ended March 31, 2013.
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
For the three months ended March 31, 2013 and 2012, we recognized shared marketing expense of $0 and $0.3 million, respectively, under the Astellas co-promotion agreement. For the three months ended March 31, 2013 and 2012, and prior to the final reconciliation of service fees, the Company incurred $0 and $1.7 million in service fee expenses, respectively.
Critical Accounting Policies and Estimates
There have been no significant changes in critical accounting policies during the three months ended March 31, 2013, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations
Comparison of the three months ended March 31, 2013 and 2012
Revenue. We recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies. Revenue for the three months ended March 31, 2013 and 2012 was $7.0 million and $18.3 million, respectively. Net product revenue for the three months ended March 31, 2013 and 2012 was $7.0 million and $9.9 million, respectively.
The aggregate $2.9 million, or 29%, decrease in net product revenue during the three months ended March 31, 2013 compared to 2012 was primarily due to a decrease in unit volume of 19% and a decrease in our average net selling price of approximately 10%. The primary driver of the decrease in unit volume was the resetting of health insurance co-pays and co-insurance at the beginning of 2013, which slowed patient volumes to a greater degree than in previous years. The primary driver of the decrease in our average net selling price was an increase in our estimate for Sumavel DosePro product returns. Based on our analysis of actual product return history, which considers actual product returns on an individual product lot basis since product launch, and factors such as the dating of our product at the time of shipment into the distribution channel, prescription trends and changes in the estimated levels of inventory within the distribution channel, we increased the estimate for product returns, resulting in an adjustment of $1.2 million, which decreased net product sales in the first quarter of 2013.
Contract revenue for the three months ended March 31, 2013 and 2012 was $0 and $8.5 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. In December 2011, we amended the Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.
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
Cost of sales for the three months ended March 31, 2013 and 2012 was $4.2 million and $5.1 million, respectively. Product gross margin for the three months ended March 31, 2013 and 2012 was 40% and 49%, respectively. The decrease in product gross margin in the first quarter of 2013 was primarily due to a higher cost per unit and a decrease in the average net selling price compared to the first quarter of 2012 primarily driven by our $1.2 million adjustment for product returns.
Royalty Expense. Royalty expense consists of royalties payable to Aradigm Corporation based on net sales of Sumavel DosePro by us or one of our licensees and the amortization of the $4.0 million milestone payment paid by us to Aradigm upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010). We are not required to make any further milestone payments to Aradigm. We are required to pay to Aradigm a 3% royalty on global net sales of Sumavel DosePro, by us or one of our licensees, if any, until the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. During the three months ended March 31, 2013 and 2012, we recorded $0.3 million and $0.4 million, respectively, in royalty expense. The decrease in royalty expense is primarily due to the decrease in sales.
Research and Development Expenses. Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: license and milestone payments; payments made to third-party clinical research organizations, or CROs, and investigational sites, which conduct our trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses. We expense all research and development costs as incurred.
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
The table below sets forth information regarding our research and development expenses for our major development programs. The period over period variances for our major development programs are explained in the narrative beneath the table.

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Research and development expenses:
Zohydro	$593	$3,045
Relday	755	1,329
Sumavel DosePro	237	142
Other(1)	1,651	1,448
Total	$3,236	$5,964
(1) Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.
Research and development expenses decreased by $2.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a decrease in development expenses for Zohydro ER and Relday. Zohydro ER development expenses were greater during the three months ended March 31, 2012 primarily due to expenses incurred for preparation of the Zohydro ER NDA that we submitted to the FDA in May 2012. The decrease in Relday development expenses was primarily driven by a decrease in costs related to the preparation of the Relday IND that we submitted to the FDA in May 2012, and a decrease in costs associated with the preparation for a Phase 1 clinical study that we initiated in July 2012.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development expenses for the remainder of 2013 to continue to decrease over amounts incurred in 2012 as we incurred costs in 2012 related to our Zohydro ER NDA submission and costs related to preparation for and participation in the December 2012 FDA advisory committee meeting for Zohydro ER, which we do not expect to recur in 2013.
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
Selling, general and administrative expenses decreased to $14.5 million for the three months ended March 31, 2013 compared to $14.6 million for the three months ended March 31, 2012. Selling expenses were $10.3 million for the three months ended March 31, 2013 compared to $11.4 million for the three months ended March 31, 2012. General and administrative expenses were $4.2 million for the three months ended March 31, 2013 compared to $3.2 million for the three months ended March 31, 2012. The decrease of $0.1 million in selling, general and administrative expenses was due to a decrease of $1.1 million in sales and marketing expenses, offset by an increase of $1.0 million in general and administrative expenses.

•
The decrease in sales and marketing expenses is primarily the result of a $1.7 million decrease in service fees to Astellas due to the termination of the co-promotion agreement on March 31, 2012, offset by an increase in other marketing and promotional activities.

•
The increase in general and administrative expenses is primarily the result of an increase in non-cash stock based compensation charges, an increase in public relations costs and an increase in professional service related costs, such as legal and accounting and advisory services.

We do not expect a significant change in general and administrative expenses throughout the remainder of 2013 as compared to 2012 levels; however, our selling expenses may increase significantly throughout the remainder of 2013 if Zohydro ER is approved.
Interest Income. During the three months ended March 31, 2013 and 2012, interest income was $8,000 and $19,000, respectively. The decrease in interest income during the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in average cash and cash equivalent balances during the respective periods.
Interest Expense. Interest expense consists of interest expense incurred in connection with our financing agreements and certain other arrangements, including the following:

•	our $30.0 million financing agreement, or the Healthcare Royalty financing agreement, with Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, LP), or Healthcare Royalty;

•	our $10.0 million revolving credit facility with Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB (terminated in July 2012);

•	our $25.0 million loan and security agreement with Oxford and SVB, or the amended Oxford/SVB loan agreement (terminated in July 2012); and

•	imputed interest from the two annual tail payments to Astellas.
Interest expense decreased to $1.6 million for the three months ended March 31, 2013 compared to $2.7 million for the three months ended March 31, 2012. The decrease of $1.1 million was primarily due to the termination of our amended Oxford/SVB loan agreement in July 2012.
We expect that interest expense throughout the remainder of 2013 will decrease from 2012 interest expense due to the repayment in full and termination of our revolving credit facility and amended Oxford/SVB loan agreement in July 2012.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities relates to a fair value adjustment recorded on the warrants to purchase common stock issued in connection with our July 2012 public offering and issued in connection with our Healthcare Royalty financing agreement. See Note 5 to our consolidated financial statements.
Change in Fair Value of Embedded Derivatives. The change in fair value of embedded derivatives relates to a fair value adjustment recorded on the embedded derivatives associated with the Healthcare Royalty financing agreement. See Note 4 to our consolidated financial statements.
Other Income (Expense). Other income (expense) for the three months ended March 31, 2013 and 2012 consists primarily of foreign currency transaction gains and losses.
Provision for Income Tax Expense. Provision for income tax expense is primarily related to the taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2013, had an accumulated deficit of $350.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with efforts in seeking marketing approval for Zohydro ER, the clinical development for Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of March 31, 2013, we had cash and cash equivalents of $25.3 million.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2013, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the fourth quarter of 2013. We will need to obtain additional capital to finance our operations beyond that point, or possibly earlier. Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the fourth quarter of 2013. We intend to raise additional capital, if necessary, through public or private equity offerings, including through our controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

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
Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our Astellas co-promotion agreement. Through March 31, 2013, we received aggregate net cash proceeds of approximately $340.8 million from the sale of shares of our preferred and common stock, including our financing in July 2012. In July 2012, we issued and sold a total of 35,058,300 shares of common stock and warrants to purchase 15,784,200 shares of common stock in a public offering, including the underwriters’ over-allotment purchase, for aggregate net proceeds of $65.4 million.
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

On March 27, 2013, we entered into a controlled equity offering sales agreement, or sales agreement, with Cantor, as sales agent, to create a controlled equity program under which we may, from time to time, sell shares of common stock up to an aggregate offering price of $25.0 million. Sales of the common stock made pursuant to the sales agreement, if any, will be made by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market marker under our currently-effective Registration Statement on Form S-3. In addition, Cantor may sell the common stock by any other method permitted by law, including in privately negotiated transactions. We pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement and have agreed to provide Cantor with customary indemnification and contribution rights. We have also agreed to reimburse Cantor for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount not to exceed $50,000. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (a) the sale of all of the shares of common stock under the sales agreement having an aggregate offering price of $25.0 million and (b) the termination of the sales agreement by us or Cantor as permitted therein. The sales agreement may be terminated by us or Cantor at any time upon 10 days' prior written notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in our company. There can be no assurance that Cantor will be successful in consummating sales of our common stock based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. As of March 31, 2013, we had not sold any shares under this program.
Cash and Cash Equivalents. Cash and cash equivalents totaled $25.3 million and $41.2 million at March 31, 2013 and December 31, 2012, respectively.
The following table summarizes our cash flows used in operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Statement of Cash Flows Data:
Total cash used in:
Operating activities	$(15,074)	$(14,722)
Investing activities	(830)	(111)
Financing activities	—	(1,848)
Decrease in cash and cash equivalents	$(15,904)	$(16,681)
Operating Activities: Net cash used in operating activities was $15.1 million and $14.7 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used for the three months ended March 31, 2013 primarily reflects the use of cash for operations, adjusted for non-cash charges including a $4.3 million change in fair value of warrant liabilities and $1.6 million in stock-based compensation. Significant working capital uses of cash for the three months ended March 31, 2013 includes personnel-related costs, research and development costs (primarily for Relday and employee and infrastructure resources), sales and marketing expenses for Sumavel DosePro, and other professional services. Net cash used for the three months ended March 31, 2012 primarily reflects the use of cash for operations, adjusted for non-cash charges including $1.3 million in stock-based compensation, offset by a reduction in commercial inventory of $2.0 million. Significant working capital uses of cash for the three months ended March 31, 2012 includes personnel related costs, research and development costs (primarily for Zohydro ER and Relday), sales and marketing expenses for Sumavel DosePro, and other professional services.
Investing Activities. Net cash used in investing activities was $0.8 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.
We expect to incur additional capital expenditures of approximately $3.0 million to $4.0 million in 2013. These planned capital expenditures primarily relate to further investments in our manufacturing operations for Sumavel DosePro and toward enhancing our existing manufacturing technology and equipment.
Financing Activities. No cash was used in or provided by financing activities during the three months ended March 31, 2013. Net cash used in financing activities was $1.8 million for the three months ended March 31, 2012, which relates to payments of $7.0 million on our borrowings of debt, offset by net proceeds of $5.2 million from our revolving credit facility.
Our sources of liquidity include our cash balances and cash receipts from the sale of Sumavel DosePro. Through March 31, 2013, we received aggregate net cash proceeds of approximately $340.8 million from the sale of shares of our preferred and common stock. As of March 31, 2013, we had $25.3 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) equity offerings, including through our controlled equity program, debt or other financing, (ii) entering into a commercialization agreement for Zohydro ER, if approved, or a licensing arrangement for Relday, or (iii) leveraging our sales force capacity to promote a new product.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update which requires entities to separately present amounts reclassified out of accumulated other comprehensive income, or AOCI, for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. For AOCI reclassification items that are not reclassified in their entirety into net income, it is acceptable to cross reference that amount to another footnote that provides the required disclosure. The updated guidance became effective for fiscal and interim periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and it did not have a material impact on our results of operations.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2013 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the three months ended March 31, 2013, approximately $5.0 million (based on exchange rates as of March 31, 2013) of our materials purchased and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the three months ended March 31, 2013 would have resulted in approximately $0.2 million or $0.3 million in gains or losses, respectively. In addition, we maintain funds in foreign bank accounts denominated in the Euro and U.K. pounds sterling, thereby further increasing our exposure to exchange rate gains and losses. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.
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
We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $21.1 million, $47.4 million and $83.9 million, respectively, our net cash used in operating activities was $15.1 million, $52.2 million and $80.5 million, respectively, and, at March 31, 2013, our accumulated deficit was $350.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the clinical development for Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in risk factors below and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.
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
Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and borrowings under our loan and financing agreements with Healthcare Royalty Partners, or Healthcare Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB. In addition, we may fund our operations through the proceeds from the sales and issuances of our common stock, if any, pursuant to the controlled equity offering program that we established on March 27, 2013 with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we may, from time to time, sell shares of common stock up to an aggregate offering price of $25.0 million. However, there can be no assurance that Cantor will be successful in consummating sales under the program based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Cantor or we are permitted to terminate the controlled equity offering sales agreement, or sales agreement, at any time upon 10 days' prior written notice, and Cantor is also permitted to terminate the sales agreement at any time in certain circumstances, including the occurrence of a material adverse change in our company.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2013, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the fourth quarter of 2013. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

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
Until we can generate a sufficient amount of product revenue and cash flow from operations and achieve profitability, we expect to finance future cash needs through public or private equity offerings, including through our controlled equity offering program, debt financings, receivables financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We may not be successful in executing our sales and marketing strategy for the commercialization of Sumavel DosePro. As part of this strategy, we will be dependent on our collaboration with Mallinckrodt to promote Sumavel DosePro primarily to primary care physicians and physicians specializing in internal medicine. If we are unable to successfully execute such strategy, we may not be able to generate significant revenue.
Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is now focused exclusively on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. Our field sales force was comprised of approximately 80 field sales personnel as of March 31, 2013, and has historically promoted Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States.
To complement our sales force, we entered into a co-exclusive (with us) co-promotion agreement with Mallinckrodt in June 2012, or the Mallinckrodt co-promotion agreement, under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to a mutually agreed prescriber audience in the United States. Mallinckrodt has committed to a minimum number of sales representatives for the initial term of the co-promotion agreement. Although the Mallinckrodt co-promotion agreement stipulates minimum levels of sales effort, we have limited control over the amount and timing of resources that Mallinckrodt dedicates to the promotion of Sumavel DosePro, and we do not hire or manage such resources. The ability to generate revenue from our arrangement with Mallinckrodt depends on Mallinckrodt's efforts in promoting Sumavel DosePro and its ability to achieve broad market acceptance and prescribing of Sumavel DosePro in its targeted physician segment.
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
The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, Cardinal Health, Inc. and McKesson Corporation, individually comprised 33.3% and 27.0%, respectively, of our total gross sales of Sumavel DosePro for the three months ended March 31, 2013, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors' accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services) to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our inventory is stored at a single warehouse maintained by the service provider. We also rely on GENCO and Inmar Inc. to process our product returns. We place substantial reliance on these providers as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
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
Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, as renewed by the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA is subject to a two-tiered system of review times for new drugs - Standard Review and Priority Review. For certain drugs subject to standard review, such as Zohydro ER, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The FDA assigned a target action date of March 1, 2013 for the Zohydro ER NDA. The review process and the PDUFA target action date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA target action date. The FDA's review goals are subject to change, and the duration of the FDA's review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. In the beginning of May 2013, the FDA informed us that they are preparing to take action on the Zohydro ER NDA in the summer of 2013. The FDA has not provided a reason for the delay and we have not been informed of any deficiencies in the NDA for Zohydro ER during the review process.
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

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval;

•	the FDA may require additional pre-clinical studies or clinical trials;

•	the FDA may not approve of our third-party manufacturers' processes and facilities; or

•	the FDA may change its approval policies or adopt new regulations.
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
Relday and any of our other product candidates may fail to achieve their specified endpoints in clinical trials. We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation and announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension position us to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, subject to our ability to secure a development and commercialization partner prior to initiation of the multi-dose trial.
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
Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of any additional testing for Zohydro ER, if required, or clinical testing for Relday, or pre-clinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan. We initiated clinical testing for Relday in patients with schizophrenia in July 2012 and announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated in the Phase 1 trial, we extended the study to include an additional dose of the same formulation and announced positive top-line results in May 2013. The positive results from this study extension position us to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, subject to our ability to secure a development and commercialization partner prior to initiation of the multi-dose trial. We do not know whether any of our other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
In February 2009, the FDA informed opioid analgesic drug manufacturers that it will require a class-wide REMS for all long-acting and sustained-release opioid drug products. The FDA has since initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. In April 2011, the FDA announced that it had finalized the elements of a class-wide REMS for these products. The central component of the opioid REMS program is an education program for prescribers and patients. Specifically, the REMS for these products must include a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for prescribers who prescribe the drug; information provided to prescribers that prescribers can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. The FDA expects that the prescriber training required as part of the REMS is to be conducted by accredited, independent continuing education providers, without cost to the healthcare professionals, under unrestricted grants to accredited continuing education providers funded by the opioid analgesic sponsor. In November 2011, the FDA issued a draft blueprint for this prescriber education that outlines the core messages that the FDA believes should be conveyed to prescribers in a basic two to three hour educational module. This finalized and approved blueprint is available at www.ER-LA-opioidrems.com for use by continuing education providers in developing continuing education courses. Moreover, the extended-release/long-acting opioid analgesic REMS must include a timetable for submission of assessments that shall be no less frequent than 6 months, 12 months, and annually after the REMS is approved to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified. The FDA expects that manufacturers of long-acting and extended-release opioids work together to provide educational materials as part of a class-wide single shared system to reduce the burden of the REMS on the healthcare system.
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
Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force, which as of March 31, 2013 was comprised of approximately 80 field sales personnel, primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In June 2012, in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences, we entered into a co-exclusive (with us) co-promotion agreement with Mallinckrodt under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to its customer base of prescribers.
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
We increased our full-time employees from 48 as of October 31, 2009 to 150 as of March 31, 2013, which included approximately 80 field sales personnel as of March 31, 2013. We intend to increase our sales force if Zohydro ER is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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
Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the three months ended March 31, 2013, $5.0 million (based on exchange rates as of March 31, 2013) of our materials purchased and contract manufacturing costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.
Risks Related to Our Financial Position and Capital Requirements
We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.
We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of our reliance on our new co-promotion partner, Mallinckrodt. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. For example, for the three months ending March 31, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $21.1 million, $47.4 million and $83.9 million, respectively, our net cash used in operating activities was $15.1 million, $52.2 million and $80.5 million, respectively, and, at March 31, 2013, our accumulated deficit was $350.4 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the potential additional clinical development of Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As a result, we may remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of March 31, 2013, we had $30.0 million of outstanding indebtedness under a financing agreement with Healthcare Royalty Partners, or the Healthcare Royalty financing agreement. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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
We will need to raise additional funds through public or private equity offerings, debt financings, receivables financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, including through our controlled equity offering program, or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities. Our obligations under the Healthcare Royalty financing agreement are secured by a security interest in substantially all of our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights or rights to payment of money, license agreements, general intangibles, including all intellectual property, and cash). The security interest will be extinguished once the aggregate payments made by us to Healthcare Royalty equals $75.0 million.
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
We may not be able to sell shares of our common stock under our controlled equity offering program with Cantor at times, prices or quantities that we desire, and if such sales do occur, they may result in dilution to our existing stockholders.
On March 27, 2013, we entered into the sales agreement with Cantor. Under the terms of the sales agreement, Cantor will use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Global Market, to sell shares of our common stock designated by us. However, there can be no assurance that Cantor will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, we will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Cantor under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Global Market. In addition, Cantor is permitted to terminate the sales agreement at any time. If we are unable to access funds through sales under the sales agreement, or it is terminated by Cantor, we may be unable to access capital on favorable terms or at all.
Should we sell shares pursuant to the sales agreement, it will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. If we sell shares under the sales agreement at a time when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. As of March 31, 2013, we have not sold any shares under this program.

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

•
it is possible that there are prior public disclosures that could invalidate our or our licensors' inventions, as the case may be, or parts of our or their inventions of which we or they are not aware;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our or our licensors', as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our device or product candidates;

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
If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of March 31, 2013, our patent portfolio included twelve issued U.S. patents, two pending U.S. patent applications, 36 issued foreign patents and two pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Eleven of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489 and 8,343,130 are expected to expire in 2014, 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022, 2024, and 2022, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007 and 8,287,489 cover devices with a cap and latch mechanism; U.S. Patent Nos. 7,901,385 and 8,267,903 encompass various embodiments of the casing for enclosing the injection devices; U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the device as used in the Sumavel DosePro device. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these ten patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.
Risks Relating to the Securities Markets and an Investment in Our Stock
The market price of our common stock has fluctuated and is likely to continue to fluctuate substantially.
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.16 to a high sale price of $2.12. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of March 31, 2013, we had research coverage by only six securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
Our executive officers and directors and their affiliates together control, as of March 31, 2013, approximately 26% of our outstanding common stock, assuming no exercise of outstanding options or warrants. Three of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.
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
Not applicable.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(4)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(4)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1†	Manufacturing Services Agreement dated February 28, 2013 by and between the Registrant and Patheon UK Limited

10.2†	Second Amendment to the License Agreement dated November 11, 2007 by and between the Registrant and Alkermes Pharma Ireland Limited

10.3	Independent Director Compensation Policy as amended and restated effective March 15, 2013

10.4	Annual Incentive Compensation Plan as amended and restated effective March 15, 2013

10.5†	First Amendment to the Development and License Agreement dated July 11, 2011 by and between the Registrant and Durect Corporation

10.6†	First Amendment to the Co-marketing and Option Agreement dated March 29, 2012 by and between the Registrant and Battelle Memorial Institute

10.7(5)	Controlled Equity OfferingSM Sales Agreement, dated March 27, 2013, by and between the Registrant and Cantor Fitzgerald & Co.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101**
The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on March 27, 2013.
† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission

*
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: May 9, 2013	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date: May 9, 2013	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary