Form 10-Q
period 2013-06-30
ZOGENIX, INC.
filed 2013-08-08
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2013 was 102,354,402.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,121	$41,228
Trade accounts receivable, net	4,138	5,643
Inventory, net	13,185	12,886
Prepaid expenses and other current assets	2,044	2,254
Total current assets	35,488	62,011
Property and equipment, net	13,414	13,561
Other assets	4,496	5,114
Total assets	$53,398	$80,686
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,337	$4,592
Accrued expenses	12,052	14,343
Common stock warrant liabilities	12,488	9,493
Accrued compensation	2,518	4,226
Total current liabilities	33,395	32,654
Long-term debt, less current portion	28,638	28,481
Other long-term liabilities	7,452	5,078
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	101	101
Additional paid-in capital	347,592	343,763
Accumulated deficit	(363,780)	(329,391)
Total stockholders’ equity (deficit)	(16,087)	14,473
Total liabilities and stockholders’ equity (deficit)	$53,398	$80,686
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Net product revenue	$8,942	$8,030	$15,924	$17,915
Contract revenue	—	—	—	8,462
Total revenue	8,942	8,030	15,924	26,377
Operating expenses:
Cost of sales	4,630	4,167	8,789	9,229
Royalty expense	338	315	620	672
Research and development	3,577	6,381	6,814	12,345
Selling, general and administrative	12,000	12,068	26,482	26,717
Restructuring	876	—	876	—
Total operating expenses	21,421	22,931	43,581	48,963
Loss from operations	(12,479)	(14,901)	(27,657)	(22,586)
Other income (expense):
Interest income	3	10	11	29
Interest expense	(1,595)	(2,589)	(3,208)	(5,267)
Change in fair value of warrant liabilities	1,264	(91)	(2,995)	(42)
Change in fair value of embedded derivatives	(480)	330	(562)	368
Other income (expense)	(45)	72	22	42
Total other income (expense)	(853)	(2,268)	(6,732)	(4,870)
Net loss before income taxes	(13,332)	(17,169)	(34,389)	(27,456)
Provision for income taxes	—	—	—	(5)
Net loss	$(13,332)	$(17,169)	$(34,389)	$(27,461)
Net loss per share, basic and diluted	$(0.13)	$(0.26)	$(0.34)	$(0.42)
Weighted average shares outstanding, basic and diluted	100,876	65,449	100,843	65,409
Comprehensive loss	$(13,332)	$(17,169)	$(34,389)	$(27,461)
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(34,389)	$(27,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,364	2,794
Stock-based compensation, restructuring	201	—
Depreciation and amortization	945	790
Amortization of debt issuance costs and non-cash interest	276	797
Change in fair value of warrant liabilities	2,995	42
Change in fair value of embedded derivatives	562	(368)
Changes in operating assets and liabilities:
Trade accounts receivable	1,505	19
Inventory, net	(299)	1,237
Prepaid expenses and other current assets	210	(260)
Other assets	498	(426)
Accounts payable and accrued expenses	(584)	1,832
Restructuring liabilities	146	—
Deferred revenue	—	(8,462)
Net cash used in operating activities	(24,570)	(29,466)
Investing activities:
Purchases of property and equipment	(798)	(291)
Net cash used in investing activities	(798)	(291)
Financing activities:
Proceeds from revolving credit facility	—	9,899
Payments on borrowings of debt	—	(15,040)
Proceeds from exercise of common stock options	—	2
Proceeds from issuance of common stock and common stock warrants	261	345
Net cash provided by (used in) financing activities	261	(4,794)
Net decrease in cash and cash equivalents	(25,107)	(34,551)
Cash and cash equivalents at beginning of period	41,228	56,525
Cash and cash equivalents at end of period	$16,121	$21,974
See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
Management expects operating losses and negative cash flows to continue for at least the next several years as the Company continues to incur costs related to the continued development of its product candidates and commercialization of its approved product. Management may pursue additional opportunities to raise additional capital through public or private equity offerings, including through a controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies to further support its planned operations. There can be no assurance that the Company will be able to obtain any source of financing on acceptable terms, or at all. If the Company is unsuccessful in raising additional required funds, it may be required to significantly delay, reduce the scope of or eliminate one or more of its development programs or its commercialization efforts, or cease operating as a going concern. The Company also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that it would otherwise seek to develop or commercialize itself on terms that are less favorable than might otherwise be available.
On March 27, 2013, the Company entered into a controlled equity offering sales agreement, or the sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which the Company can issue and sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time through Cantor. The sales of common stock made under the controlled equity offering sales agreement will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The Company did not complete the issuance of any shares of its common stock pursuant to the sales agreement during the three months ended June 30, 2013. Subsequent to June 30, 2013, and through August 7, 2013, the Company agreed to issue 3.0 million shares of its common stock pursuant to the sales agreement at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $4.9 million. As of August 7, 2013, the Company had the capacity to issue up to $20.0 million in shares of its common stock under the sales agreement. However, there can be no assurance that Cantor will be successful in consummating further sales based on prevailing market conditions or in the quantities or at the prices that management deems appropriate.

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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values our cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities and embedded derivative liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2013
Assets
Cash equivalents(1)	$13,415	—	—	$13,415
Liabilities
Common stock warrant liabilities(2)	$—	—	12,488	$12,488
Embedded derivative liabilities(3)	$—	—	1,554	$1,554
At December 31, 2012
Assets
Cash equivalents(1)	$37,605	—	—	$37,605
Liabilities
Common stock warrant liabilities(2)	$—	—	9,493	$9,493
Embedded derivative liabilities(3)	$—	—	992	$992

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheets.

(2)
Common stock warrant liabilities include liabilities associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 6) and warrants issued in connection with the Healthcare Royalty financing agreement (see Note 4), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management’s projections regarding the probability of the occurrence of an extraordinary event that would require cash settlement of the warrants; and for the valuation scenario in which an extraordinary event occurs, (b) a volatility rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering is the expected volatility and probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

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

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

	Common Stock Warrant Liabilities	Embedded Derivative Liabilities
Balance at December 31, 2012	$9,493	$992
Changes in fair value	2,995	562
Balance at June 30, 2013	$12,488	$1,554
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
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net loss	$(13,332)	$(17,169)	$(34,389)	$(27,461)
Denominator
Weighted average common shares outstanding, basic and diluted	100,876	65,449	100,843	65,409
Basic and diluted net loss per share	$(0.13)	$(0.26)	$(0.34)	$(0.42)
The following table presents potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands, of common equivalent shares):

	Three and Six Months Ended June 30,
	2013	2012
Common stock options and restricted stock units	1,710	6,171
	1,710	6,171
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

3.	Inventory, net (in thousands)

	June 30, 2013	December 31, 2012
Raw materials	$3,517	$4,867
Work in process	6,606	6,134
Finished goods	3,062	1,885
	$13,185	$12,886

4.	Collaboration and Financing Agreements
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
Mallinckrodt may terminate the Co-Promotion Agreement with sixty days’ notice in the event a material change is made to the net sales price of Sumavel DosePro that would result in a material adverse effect to Mallinckrodt’s financial return (as defined in the Co-Promotion Agreement). Mallinckrodt may also terminate the Co-Promotion Agreement if its request for the inclusion on its call list of a certain number of additional prescribers is not mutually agreed upon. Lastly, Mallinckrodt may terminate the Co-Promotion Agreement if a governmental authority takes action or raises an objection that prevents or would reasonably be expected to make it unlawful for Mallinckrodt to perform, or subject Mallinckrodt to any penalty or claim, investigation or similar action related to, its obligations under the Co-Promotion Agreement, in the event of Company’s inability to meet trade demand for commercial product or where a third party files an action alleging that the making or selling of Sumavel DosePro infringes the intellectual property rights of such third party.
The Company may terminate the Co-Promotion Agreement with sixty days’ notice if Mallinckrodt does not achieve an agreed-upon minimum sales effort. Either party may terminate the Co-Promotion Agreement if certain minimum net sales thresholds are not met for any quarter ending after December 31, 2012 or certain levels of prescriptions are not met in a specified period. In addition, either party may terminate the Co-Promotion Agreement related to safety concerns, in the event of a change of control of itself or the other party (excluding with respect to Mallinckrodt, any public spin-off of Mallinckrodt from its corporate parent Covidien plc), upon the introduction of a generic product, in connection with the material breach of the other party’s obligations or if a bankruptcy event occurs under certain circumstances.
Amounts payable to Mallinckrodt for service fees are reflected as selling, general and administrative expenses. For the three and six months ended June 30, 2013, the Company incurred $226,000 and $369,000, respectively, in service fee expenses under the Co-Promotion Agreement. The Company did not incur any service fee expenses under the Co-Promotion Agreement during the three and six months ended June 30, 2012.

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
The Company is required to make two annual tail payments to Astellas, calculated as decreasing fixed percentages of net sales in the Astellas Segment in the last 12 months of its active promotion. The value of such tail payments was estimated at a total of $5,291,000 based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments is being accreted through interest expense through the dates of payment in July 2013 and July 2014. As of June 30, 2013 and December 31, 2012, the tail payment liability was $3,082,000 and $2,795,000 (including the service fee reduction discussed below), respectively. The first tail payment of $2,032,000, which was made in July 2013, was included in accounts payable as of June 30, 2013. During the three months ended June 30, 2013 and 2012, $146,000 and $164,000 of related interest expense was recognized, respectively, and $287,000 and $321,000 of related interest expense was recognized during the six months ended June 30, 2013 and 2012, respectively.
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
In August 2012, the Company and Astellas completed a final reconciliation under the terms of the Astellas Co-Promotion Agreement and agreed to adjust the service fees paid to Astellas over the term of the Astellas Co-Promotion Agreement, resulting in a service fee reduction of $1,500,000, which offsets the two annual tail payments, and a reduction to the annual tail payment liability of $742,000. The present value of the service fee receivable and tail payment reduction of $1,924,000 was recorded as a reduction in selling, general and administrative expenses during the twelve months ended December 31, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction for each of the tail payments will be accreted through interest expense through the dates of the two tail payments in July 2013 and July 2014.
For the three and six months ended June 30, 2013 and 2012, the Company recognized shared marketing expense of $0 and $56,000, and $0 and $253,000, respectively, under the Astellas Co-Promotion Agreement.
For the three and six months ended June 30, 2013 and 2012, and prior to the final reconciliation of service fees, the Company incurred $0 and $58,000, and $0 and $1,757,000, respectively, in service fee expenses.

Valeant Pharmaceuticals North America LLC Co-Promotion Agreement
On June 27, 2013, the Company entered into a co-promotion agreement (the Valeant Agreement) with Valeant Pharmaceuticals North America LLC (Valeant). Under the terms of the Valeant Agreement, the Company was granted the exclusive right (with Valeant or any of its affiliates) to promote Migranal® (dihydroergotamine mesylate) Nasal Spray (Migranal) to a prescriber audience of physicians and other health care practitioners in the United States. Under the Valeant Agreement, the Company's sales team will begin selling Migranal to prescribers no later than August 26, 2013. The term of the Valeant Agreement will run through December 31, 2015 (unless otherwise terminated), and can be extended by mutual agreement of the parties in additional twelve month increments. Valeant remains responsible for the manufacture, supply and distribution of Migranal for sale in the United States. In addition, Valeant will supply the Company with a specified amount of product samples every six months, and the Company will reimburse Valeant for the cost of additional samples and any promotional materials ordered by the Company.
In partial consideration of the Company's sales efforts, Valeant will pay the Company a co-promotion fee on a quarterly basis that represents specified percentages of net sales generated by the Company over defined baseline amounts of net sales (Baseline Forecast or Adjusted Baseline Forecast). In addition, upon completion of the co-promotion term, and only if the Valeant Agreement is not terminated by Valeant due to a bankruptcy event (as defined in the Valeant Agreement) or a material failure by the Company to comply with its material obligations under the Valeant Agreement, Valeant will be required to pay the Company an additional tail payment calculated as a fixed percentage of the Company's net sales over the Baseline Forecast (or Adjusted Baseline Forecast) during the first full six months following the last day of the term.
The Company may terminate the Valeant Agreement in the event of a Valeant supply failure (as defined in the Valeant Agreement) or material product recall, or if the net sales price in a fiscal quarter is less than a specified percentage of the net sales price in the immediately preceding quarter, if the reduction in such net sales price would have a material adverse effect on the Company's financial return as a result of performance of its obligation under the Valeant Agreement.
Either party may terminate the Valeant Agreement with six months' notice, provided that neither party may provide notice of termination before January 1, 2014. Either party may terminate the Valeant Agreement with 30 days' prior notice if the Company's net sales within a fiscal quarter fall below the Baseline Forecast (or Adjusted Baseline Forecast) for one or more fiscal quarters, or following the commercial introduction of a generic product to Migranal promoted or otherwise commercialized by a third party in the United States. In addition, either party may terminate the Valeant Agreement in the event of a change of control of itself or the other party (upon 90 days' prior written notice), upon any action taken or objection raised by governmental authority that prevents either party from performing its obligations under the Valeant Agreement, upon the filing of an action alleging patent infringement, in connection with the material breach of the other party's material obligations, or if a bankruptcy event of the other party occurs.
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
The rights of the Company and Healthcare Royalty to terminate the Financing Agreement early, as well as the change in the Revenue Interest rate from 5% to 5.75% in connection with the early termination of the Astellas Co-Promotion Agreement, meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of June 30, 2013 and December 31, 2012 was $1,554,000 and $992,000, respectively, and is included in other long-term liabilities.
The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Healthcare Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Healthcare Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income (expense) in relation to the change in the fair value of the Healthcare Royalty common stock warrant of $41,000 and $(91,000) for the three months ended June 30, 2013 and 2012, respectively, and $(35,000) and $(42,000) for the six months ended June 30, 2013 and 2012, respectively, in the statement of operations and comprehensive loss. The Company has recognized other (expense) income in relation to the change in the fair value of the Healthcare Royalty embedded derivatives of $(480,000) and $330,000 for the three months ended June 30, 2013 and 2012, respectively, and $(562,000) and $368,000 for the six months ended June 30, 2013 and 2012, respectively, in the statement of operations and comprehensive loss.

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

5.	Restructuring
In May 2013, the Company commenced a restructuring of its workforce, resulting in a reduction in force of 55 employees across all functional areas of the Company. During the three months ended June 30, 2013, the Company recorded restructuring charges of $876,000 consisting primarily of employee-related compensation charges. The following table summarizes the components of the restructuring charges for the three and six months ended June 30, 2013 (in thousands):

	Three and Six Months Ended June 30, 2013
	Accruals	Non-cash items	Total
Employee-related charges	$663	$201	$864
Other restructuring charges	12	—	12
	675	201	$876
The following table sets forth activity in the restructuring liability for the six months ended June 30, 2013, which is primarily comprised of employee severance costs (in thousands):

	Employee severance costs		Other restructuring charges	Total
Balance at December 31, 2012	$—	—	$—	$—
Accruals	663		12	675
Payments	(519)		(10)	(529)
Balance at June 30, 2013	144		2	$146
The balance of the restructuring liability at June 30, 2013 is anticipated to be fully distributed by the end of 2013.

6.	Common Stock Warrants
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 15,784,200 shares of common stock (including over-allotment purchase). The warrants will be exercisable beginning on July 27, 2013 at an exercise price of $2.50 per share and will expire on July 27, 2017, which is 5 years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). The fair value of the warrants was approximately $12,268,000 and $9,308,000 as of June 30, 2013 and December 31, 2012, respectively.
In July 2011, upon the closing of and in connection with the Financing Agreement (see Note 4), the Company issued to Healthcare Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $220,000 as of June 30, 2013 and $185,000 as of December 31, 2012.
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
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	1.2%	0.7% to 1.0%	0.8% to 1.2%	0.2% to 1.2%
Expected term	5.1 to 6.0 years	5.0 to 6.1 years	5.0 to 6.1 years	5.0 to 6.1 years
Expected volatility	84.5% to 85.6%	81.5% to 82.8%	84.5% to 87.9%	80.6% to 82.8%
Expected dividend yield	—%	—%	—%	—%
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
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$63	$47	$108	$76
Research and development	250	236	466	431
Selling, general and administrative	1,465	1,255	2,790	2,287
Restructuring	201	—	201	—
Total	$1,979	$1,538	$3,565	$2,794
As of June 30, 2013, there was approximately $15,029,000 of total unrecognized compensation costs related to outstanding options, which is expected to be recognized over a weighted average period of 2.9 years.

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
Our lead product candidate, Zohydro™ER (hydrocodone bitartrate, formerly ZX002) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of moderate to severe chronic pain requiring around-the-clock opioid therapy. We completed Phase 3 development of Zohydro ER in 2011, and we submitted the New Drug Application, or NDA, for Zohydro ER to the FDA in May 2012. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of March 1, 2013. In December 2012, an advisory committee convened by the FDA voted 11-2 (with 1 abstention) against the approval of Zohydro ER. The advisory committee provides the FDA with independent expert advice and recommendations; however, the final decision regarding approval is made by the FDA. In February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. In the beginning of May 2013, the FDA informed us that they are preparing to take action on the Zohydro ER NDA in the summer of 2013. The FDA has not provided a reason for the delay and we have not been informed of any deficiencies in the NDA for Zohydro ER during the review process.
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
We have experienced net losses and negative cash flow from operating activities since inception, and as of June 30, 2013, had an accumulated deficit of $363.8 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, any additional required clinical testing for Zohydro ER, the clinical development for Relday and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of June 30, 2013, we had cash and cash equivalents of $16.1 million.
On March 27, 2013, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through Cantor. The sales of common stock made under the controlled equity offering sales agreement will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We did not complete the issuance of any shares of our common stock pursuant to the sales agreement during the three months ended June 30, 2013. Subsequent to June 30, 2013, and through August 7, 2013, we agreed to issue 3.0 million shares of our common stock pursuant to the sales agreement at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $4.9 million. As of August 7, 2013, we had the capacity to issue up to $20.0 million in shares of our common stock under the sales agreement. However, there can be no assurance that Cantor will be successful in consummating further sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2013, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the first quarter of 2014. We will need to obtain additional capital to finance our operations beyond that point, or possibly earlier. Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the first quarter of 2014. We intend to raise additional capital, if necessary, through public or private equity offerings, including through our controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
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
For the three and six months ended June 30, 2013, we incurred service fee expenses of $0.2 million and $0.4 million, respectively, under the co-promotion agreement. We did not incur any service fee expenses under the co-promotion agreement during the three and six months ended June 30, 2012.
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

In December 2011, we entered into an amendment to the Astellas co-promotion agreement, whereby the agreement terminated on March 31, 2012. As a result of the agreement termination, and pursuant to a promotion transition plan, beginning in the second quarter of 2012, our field sales force assumed full responsibility from the Astellas sales representatives for the continued marketing of Sumavel DosePro. This promotion transition expanded our focus to include a portion of the high-prescribing primary care physicians previously covered by Astellas under the Astellas co-promotion agreement.
At the inception of the Astellas co-promotion agreement and in exchange for the right to promote Sumavel DosePro, Astellas made a non-refundable up-front payment of $2.0 million to us and made aggregate additional payments of $18.0 million to us upon the achievement of a series of milestones. These proceeds were recorded as deferred revenues on our consolidated balance sheet at December 31, 2011, and beginning with the launch of Sumavel DosePro in January 2010, we began recognizing these proceeds as contract revenues over the term of the agreement. Upon amendment of the Astellas co-promotion agreement in December 2011, the remaining deferred proceeds were recognized as contract revenues on a ratable basis over the remaining term of the amended agreement. This acceleration in the recognition of the contract proceeds resulted in the recognition of $8.5 million of contract revenue during the three months ended March 31, 2012.
Under the terms of the amended Astellas co-promotion agreement, we are required to make two annual tail payments to Astellas, estimated as a total of $5.3 million, calculated as decreasing fixed percentages of net sales in the Astellas Segment in the last 12 months of its active promotion. The present value of such tail payments was recorded as a long-term liability on the amendment date. The first tail payment of $2.0 million was made in July 2013 and the second tail payment of $1.1 million as of June 30, 2013, which includes the service fee reduction discussed below, is payable in July 2014. The fair value of each of the tail payments is accreted through interest expense on a monthly basis through the date of payment. There was $0.1 million and $0.3 million of related interest expense recognized during the three and six months ended June 30, 2013, respectively.
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
In August 2012, we and Astellas completed a final reconciliation under the terms of the co-promotion agreement and agreed to adjust the service fees paid to Astellas over the term of the co-promotion agreement, resulting in a service fee receivable of $1.5 million, which will offset the two annual tail payments, and a reduction to the annual tail payment liability of $0.7 million. The present value of the service fee receivable and tail payment reduction of $1.9 million was recorded as a reduction in selling, general and administrative expenses during the twelve months ended December 31, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction will be accreted through interest expense through the dates of the two tail payments in July 2013 and July 2014.
For the three and six months ended June 30, 2013 and 2012, we recognized shared marketing expense of $0 and $0.1 million, and $0 and $0.3 million, respectively, under the Astellas co-promotion agreement.
For the three and six months ended June 30, 2013 and 2012, and prior to the final reconciliation of service fees, we incurred $0 and $0.1 million, and $0 and $1.8 million, respectively, in service fee expenses.
Valeant Co-Promotion Agreement
In June 2013, we entered into a co-promotion agreement, or the Valeant agreement, with Valeant Pharmaceuticals North America LLC, or Valeant. Under the terms of the Valeant agreement, we were granted the exclusive right (with Valeant or any of its affiliates) to promote Migranal® (dihydroergotamine mesylate) Nasal Spray, or Migranal, to a prescriber audience of physicians and other health care practitioners in the United States. Under the Valeant agreement, our sales team will begin selling Migranal to prescribers no later than August 26, 2013. The term of the Valeant agreement will run through December 31, 2015 (unless otherwise terminated), and can be extended by mutual agreement of the parties in additional twelve month increments. Valeant remains responsible for the manufacture, supply and distribution of Migranal for sale in the United States. In addition, Valeant will supply us with a specified amount of product samples every six months, and we will reimburse Valeant for the cost of additional samples and any promotional materials ordered by us.
In partial consideration of our sales efforts, Valeant will pay us a co-promotion fee on a quarterly basis that represents specified percentages of net sales generated by us over defined baseline amounts of net sales. In addition, upon completion of the co-promotion term, and only if the Valeant agreement is not terminated by Valeant due to a bankruptcy event (as defined in the Valeant agreement) or a material failure by us to comply with our material obligations under the Valeant agreement, Valeant will be required to pay us an additional tail payment calculated as a fixed percentage of our net sales over a baseline forecast during the first full six months following the last day of the term.
Critical Accounting Policies and Estimates
There have been no significant changes in critical accounting policies during the six months ended June 30, 2013, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Results of Operations
Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012
Revenue. We recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies. Revenue for the three months ended June 30, 2013 and 2012 was $8.9 million and $8.0 million, respectively, and revenue for the six months ended June 30, 2013 and 2012 was $15.9 million and $26.4 million, respectively. Net product revenue for the three months ended June 30, 2013 and 2012 was $8.9 million and $8.0 million, respectively, and net product revenue for the six months ended June 30, 2013 and 2012 was $15.9 million and $17.9 million, respectively.
The aggregate $0.9 million, or 11.4%, increase in net product revenue during the three months ended June 30, 2013 compared to 2012 was primarily due to an increase in average net selling price of 21%, which was primarily driven by an increase in our whole acquisition cost (WAC) and an additional charge booked in the second quarter of 2012 related to estimated product returns, offset by a decrease in unit volume of 8%. The aggregate $2.0 million, or 11.1%, decrease in net product revenue during the six months ended June 30, 2013 compared to 2012 was primarily due to a decrease in unit volume of 14%, offset by an increase in our average net selling price of approximately 5%, which was primarily driven by an increase in our WAC. The primary driver of the decrease in unit volume during the six months ended June 30, 2013 compared to 2012 was the resetting of health insurance co-pays and co-insurance at the beginning of 2013, which slowed patient volumes in the first quarter of 2013 to a greater degree than in previous years.
There was no contract revenue recognized for the three months ended June 30, 2013 and 2012. Contract revenue for the six months ended June 30, 2013 and 2012 was $0 and $8.5 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. In December 2011, we amended the Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized ratably on an accelerated basis, from the date of the amendment through March 31, 2012.
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
Cost of sales for the three months ended June 30, 2013 and 2012 was $4.6 million and $4.2 million, respectively. Cost of sales for the six months ended June 30, 2013 and 2012 was $8.8 million and $9.2 million, respectively. Product gross margin for the three months ended June 30, 2013 and 2012 was 48%, and product gross margin was 45% and 48% for the six months ended June 30, 2013 and 2012, respectively. The decrease in product gross margin for the six months ended June 30, 2013 compared to 2012 was primarily due to a higher cost per unit and a decrease in the volume of units sold.
Royalty Expense. Royalty expense consists of royalties payable to Aradigm Corporation based on net sales of Sumavel DosePro by us or one of our licensees and the amortization of the $4.0 million milestone payment paid by us to Aradigm upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010). We are not required to make any further milestone payments to Aradigm. We are required to pay to Aradigm a 3% royalty on global net sales of Sumavel DosePro, by us or one of our licensees, if any, until the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. During the three months ended June 30, 2013 and 2012, we recorded $0.3 million in royalty expense, and during the six months ended June 20, 2013 and 2012 we recorded $0.6 million and $0.7 million, respectively, in royalty expense.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses (in thousands):
Zohydro	$1,422	$4,081	$2,015	$7,127
Relday	524	751	1,279	2,081
Sumavel DosePro	253	204	491	346
Other(1)	1,378	1,345	3,029	2,791
Total	$3,577	$6,381	$6,814	$12,345
(1) Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.
Research and development expenses decreased by $2.8 million for the three months ended June 30, 2013 compared to 2012, and decreased by $5.5 million for the six months ended June 30, 2103 compared to 2012. These decreases were primarily due to a decrease in development expenses for Zohydro ER. Zohydro ER development expenses were greater during the first half of 2012 primarily due to expenses incurred for preparation of the Zohydro ER NDA that we submitted to the FDA in May 2012.
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
Selling, general and administrative expenses decreased slightly to $12.0 million for the three months ended June 30, 2013 compared to $12.1 million for the three months ended June 30, 2012. Selling, general and administrative expenses decreased slightly to $26.5 million for the six months ended June 30, 2013 compared to $26.7 million for the six months ended June 30, 2012.
Selling expenses were $8.3 million and $18.6 million for the three and six months ended June 30, 2013, respectively, compared to $8.7 million and $20.1 million for the three and six months ended June 30, 2012, respectively. General and administrative expenses were $3.7 million and $7.9 million for the three and six months ended June 30, 2013, respectively, compared to $3.4 million and $6.6 million for the three and six months ended June 30, 2012, respectively.
The decrease in selling, general and administrative expenses for the three months ended June 30, 2013 compared to 2012 was due to a decrease of $0.4 million in sales and marketing expenses, offset by an increase of $0.3 million in general and administrative expenses.

•	The decrease in sales and marketing expenses is primarily the result of a $0.7 million decrease in salary and bonus expense, offset by an increase in other marketing and promotional activities.

•
The increase in general and administrative expenses is primarily the result of an increase in public relations costs and an increase in professional service related costs, such as legal and accounting and advisory services.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2013 was due to a decrease of $1.5 million in sales and marketing expenses, offset by an increase of $1.3 million in general and administrative expenses.

•
The decrease in sales and marketing expenses is primarily the result of a $1.8 million decrease in co-promote service fees resulting from the termination of the Astellas co-promotion agreement on March 31, 2012, offset by an increase in other marketing and promotional activities.

•
The increase in general and administrative expenses is primarily the result of an increase in public relations costs and an increase in professional service related costs, such as legal and accounting and advisory services.

We do not expect a significant change in general and administrative expenses throughout the remainder of 2013 as compared to 2012 levels; however, our selling expenses may increase significantly at the end of 2013 if Zohydro ER is approved.
Restructuring Expenses. Restructuring expenses of $0.9 million were recorded during the three and six months ended June 30, 2013, and consist of the costs incurred in connection with the restructuring of our workforce, which commenced in May 2013. These restructuring expenses primarily consist of cash charges of $0.7 million in severance costs and $0.2 million in non-cash stock-based compensation charges.
Interest Income. During the three months ended June 30, 2013 and 2012, interest income was $3,000 and $10,000, respectively. During the six months ended June 30, 2013 and 2012, interest income was $11,000 and $29,000, respectively. The decrease in interest income during the first half of 2013 compared to the first half of 2012 was primarily due to a decrease in average cash and cash equivalent balances during the respective periods.
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
Interest expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2013, respectively, compared to $2.6 million and $5.3 million for the three and six months ended June 30, 2012, respectively. The decrease in interest expense in the first half of 2013 compared to the first half of 2012 is primarily due to the termination of our amended Oxford/SVB loan agreement in July 2012.
We expect that interest expense throughout the remainder of 2013 will decrease from 2012 interest expense due to the repayment in full and termination of our revolving credit facility and amended Oxford/SVB loan agreement in July 2012.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities relates to a fair value adjustment recorded on the warrants to purchase common stock issued in connection with our July 2012 public offering and issued in connection with our Healthcare Royalty financing agreement. See Note 6 to our consolidated financial statements.

Change in Fair Value of Embedded Derivatives. The change in fair value of embedded derivatives relates to a fair value adjustment recorded on the embedded derivatives associated with the Healthcare Royalty financing agreement. See Note 4 to our consolidated financial statements.
Other Income (Expense). Other income (expense) for the three and six months ended June 30, 2013 and 2012 consists primarily of foreign currency transaction gains and losses.
Provision for Income Tax Expense. Provision for income tax expense is primarily related to the taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2013, had an accumulated deficit of $363.8 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with efforts in seeking marketing approval for Zohydro ER, the clinical development for Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As of June 30, 2013, we had cash and cash equivalents of $16.1 million.
In May 2013, we commenced a restructuring of our workforce, resulting in a reduction in force of approximately 37%, or 55 employees, across all functional areas of our company. We took this step as part of our initiative to extend our cash runway to reach key business milestones that may occur over the remainder of 2013, including gaining FDA approval for our NDA for Zohydro ER, securing a development partner for Relday, and out-licensing our proprietary DosePro needle-free delivery technology.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2013, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the first quarter of 2014. We will need to obtain additional capital to finance our operations beyond that point, or possibly earlier. Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the first quarter of 2014. We intend to raise additional capital, if necessary, through public or private equity offerings, including through our controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
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
Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our Astellas co-promotion agreement. Through June 30, 2013, we received aggregate net cash proceeds of approximately $341.1 million from the sale of shares of our preferred and common stock, including our financing in July 2012. In July 2012, we issued and sold a total of 35,058,300 shares of common stock and warrants to purchase 15,784,200 shares of common stock in a public offering, including the underwriters’ over-allotment purchase, for aggregate net proceeds of $65.4 million.
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
On March 27, 2013, we entered into a controlled equity offering sales agreement, or sales agreement, with Cantor, as sales agent, to create a controlled equity offering program under which we may, from time to time, sell shares of common stock up to an aggregate offering price of $25.0 million. Sales of the common stock made pursuant to the sales agreement will be made by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market marker under our currently-effective Registration Statement on Form S-3. In addition, Cantor may sell the common stock by any other method permitted by law, including in privately negotiated transactions. We pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement and have agreed to provide Cantor with customary indemnification and contribution rights. We have also agreed to reimburse Cantor for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount not to exceed $50,000. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (a) the sale of all of the shares of common stock under the sales agreement having an aggregate offering price of $25.0 million and (b) the termination of the sales agreement by us or Cantor as permitted therein. The sales agreement may be terminated by us or Cantor at any time upon 10 days' prior written notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in our company. There can be no assurance that Cantor will be successful in consummating sales of our common stock based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. As of August 7, 2013, we agreed to the issuance of 3.0 million shares of our common stock pursuant to the sales agreement at an average stock price of $1.66 per share, resulting in net proceeds of approximately $4.9 million.
Cash and Cash Equivalents. Cash and cash equivalents totaled $16.1 million and $41.2 million at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes our cash flows used in operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Statement of Cash Flows Data
Total cash provided by (used in):
Operating activities	$(24,570)	$(29,466)
Investing activities	(798)	(291)
Financing activities	261	(4,794)
Decrease in cash and cash equivalents	$(25,107)	$(34,551)
Operating Activities: Net cash used in operating activities was $24.6 million and $29.5 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used for the six months ended June 30, 2013 primarily reflects the use of cash for operations, adjusted for non-cash charges including a $3.0 million change in fair value of warrant liabilities and $3.6 million in stock-based compensation (which includes $0.2 million in stock-based compensation from restructuring), offset by a reduction in accounts receivable of $1.5 million primarily due to a greater number of sales in December 2012 compared to June 2013. Significant working capital uses of cash for the six months ended June 30, 2013 includes personnel-related costs, research and development costs (primarily for employee and infrastructure resources), sales and marketing expenses for Sumavel DosePro, and other professional services. Net cash used for the six months ended June 30, 2012 primarily reflects the use of cash for operations, adjusted for non-cash charges including $2.8 million in stock-based compensation, offset by a reduction in commercial inventory of $1.2 million. Significant working capital uses of cash for the six months ended June 30, 2012 includes personnel related costs, research and development costs (primarily for Zohydro ER and Relday), sales and marketing expenses for Sumavel DosePro, and other professional services.
Investing Activities. Net cash used in investing activities was $0.8 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.
We expect to incur additional capital expenditures of approximately $0.3 million to $1.2 million in 2013. These planned capital expenditures primarily relate to further investments in our manufacturing operations for Sumavel DosePro and toward enhancing our existing manufacturing technology and equipment.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2013 was $0.3 million, which is from the issuance of common stock under our employee stock purchase plan. Net cash used in financing activities was $4.8 million for the six months ended June 30, 2012, which relates to payments of $15.0 million on our borrowings of debt, offset by net proceeds of $9.9 million from our revolving credit facility.
Our sources of liquidity include our cash balances and cash receipts from the sale of Sumavel DosePro. Through June 30, 2013, we received aggregate net cash proceeds of approximately $341.1 million from the sale of shares of our preferred and common stock. As of June 30, 2013, we had $16.1 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) equity offerings, including through our controlled equity offering program, debt or other financing, (ii) entering into a commercialization agreement for Zohydro ER, if approved, or a licensing arrangement for Relday, or (iii) leveraging our sales force capacity to promote Migranal or another new product.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2013 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the six months ended June 30, 2013, approximately $9.8 million (based on exchange rates as of June 30, 2013) of our materials purchased and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the six months ended June 30, 2013 would have resulted in approximately $0.4 million or $0.6 million in gains or losses, respectively. In addition, we maintain funds in foreign bank accounts denominated in the Euro and U.K. pounds sterling, thereby further increasing our exposure to exchange rate gains and losses. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $34.4 million, $47.4 million and $83.9 million, respectively, our net cash used in operating activities was $24.6 million, $52.2 million and $80.5 million, respectively, and, at June 30, 2013, our accumulated deficit was $363.8 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the clinical development for Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. Our ability to generate revenues from Sumavel DosePro or any of our product candidates will depend on a number of factors, including, in the case of Sumavel DosePro, the factors described in risk factors below and, in the case of our product candidates, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable and it is possible we will never become profitable. If we do not increase sales of Sumavel DosePro or successfully commercialize any of our product candidates that may receive regulatory approval, a material adverse effect would likely impact our business, results of operations, financial condition and prospects and could result in our inability to continue operations.
We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and borrowings under our loan and financing agreements with Healthcare Royalty Partners, or Healthcare Royalty, Oxford Finance LLC, as successor in interest to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB. In addition, we have funded our operations through the proceeds from the sales and issuances of our common stock pursuant to the controlled equity offering program that we established on March 27, 2013 with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we may, from time to time, sell shares of common stock up to an aggregate offering price of $25.0 million. As of August 7, 2013, we agreed to the issuance of 3.0 million shares of our common stock under the controller equity offering program at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $4.9 million; however, there can be no assurance that Cantor will be successful in consummating further sales under the program based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Cantor or we are permitted to terminate the controlled equity offering sales agreement, or sales agreement, at any time upon 10 days' prior written notice, and Cantor is also permitted to terminate the sales agreement at any time in certain circumstances, including the occurrence of a material adverse change in our company.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2013, and our projected product revenues from Sumavel DosePro, will be sufficient to fund our operations into the first quarter of 2014. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

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

Further, if we receive FDA approval of Zohydro ER, we may need to obtain additional capital to finance the commercial launch of Zohydro ER, possibly prior to the first quarter of 2014.
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
We may not be successful in executing our sales and marketing strategy for the ongoing commercialization of Sumavel DosePro. As part of this strategy, we will be dependent on our collaboration with Mallinckrodt to promote Sumavel DosePro primarily to primary care physicians and physicians specializing in internal medicine. If we are unable to successfully execute such strategy, we may not be able to generate significant revenue.
Prior to the launch of Sumavel DosePro in January 2010, we built a commercial sales and marketing organization including sales, marketing, communications, managed markets, trade and distribution functions, which is focused on marketing and selling Sumavel DosePro primarily to physicians, nurses and other healthcare professionals in the United States. In May

2013, we commenced a restructuring of our workforce, and our field sales force, which was comprised of approximately 80 field sales personnel as of March 31, 2013, was reduced to approximately 55 field sales personnel. Our current sales force will continue to promote Sumavel DosePro primarily to neurologists and other prescribers of migraine medications, including headache clinics and headache specialists in the United States.
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
We are subject to a number of additional risks associated with our dependence on our co-promotion arrangement with Mallinckrodt, including:

•	Mallinckrodt could unsuccessfully devote sufficient resources to the promotion of Sumavel DosePro, including by failing to develop, deploy or expand its sales force as necessary;

•
Mallinckrodt could unsuccessfully comply with applicable regulatory guidelines with respect to the promotion of Sumavel DosePro, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, and injunctions; and

•
disputes regarding the co-promotion agreement that negatively impact or terminate the commercialization efforts of Mallinckrodt may negatively impact or prevent the generation of sufficient revenue or result in significant litigation or arbitration.

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
We may terminate the co-promotion agreement with 60 days' notice if Mallinckrodt does not achieve an agreed-upon minimums sales effort. Either party may terminate the agreement if certain minimum net sales thresholds are not met for any quarter ending after December 31, 2012 or certain levels of prescriptions are not met in a specified period. In addition, either party may terminate the co-promotion agreement related to safety concerns, in the event of a change of control of itself or the other party (excluding with respect to Mallinckrodt, any public spin-off of Mallinckrodt from its corporate parent Covidien plc), upon the introduction of a generic product, in connection with the material breach of the other party's obligations or if a bankruptcy event occurs under certain circumstances.
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
The majority of our sales of Sumavel DosePro are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Two wholesale pharmaceutical distributors, Cardinal Health, Inc. and McKesson Corporation, individually comprised 34% and 27%, respectively, of our total gross sales of Sumavel DosePro for the six months ended June 30, 2013, which may result in substantial fluctuations in our results of operations from period to period. The loss of any of these wholesale pharmaceutical distributors' accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro ER, Relday or any other product candidates. Our DosePro device and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, or Patheon, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In May 2012, Patheon announced plans to wind down or transfer its commercial production capacity for a number of products at this facility over a period of 24 to 36 months. We have identified alternative suppliers for these services and are currently working on a plan to transfer the manufacturing processes that are presently handled by Patheon to a new supplier in advance of the expected closure date of the Swindon, United Kingdom facility. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro device and Nipro Glass, Germany AG (formerly MGlas AG), located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro device. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro device is currently the only qualified source of their respective components. We currently rely on Dr. Reddy's Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for Zohydro ER and Relday to third parties. Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, an affiliate of Alkermes is the exclusive manufacturer of Zohydro ER and Durect is the exclusive manufacturer of the risperidone formulation using Durect's SABER™ controlled-release technology for all Relday clinical trials through Phase 2 and has the option to supply the same formulation for Phase 3 clinical trials and, if approved, commercial production. We have restrictions on establishing a second source of supply under our agreement with an affiliate of Alkermes, and we may never be able to establish additional sources of supply for Zohydro ER or Relday's risperidone formulation.
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

If our contract manufacturers or suppliers are unable to deliver the required commercial quantities of Sumavel DosePro and its various components, the quantities of Zohydro ER, Relday or any of our other product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our product, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.
We rely on third parties to perform many necessary services for our commercial products, including services related to the distribution, invoicing, storage and transportation of our products.
We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services) to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our inventory is stored at a single warehouse maintained by the service provider. We also rely on GENCO and Inmar Inc. to process our product returns. We place substantial reliance on these providers as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers are unable to comply with applicable laws and regulations, are unable to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
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
The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. In connection with the acceptance of our NDA for Zohydro ER, the FDA convened an advisory committee on December 7, 2012, which voted 11-2 (with 1 abstention) against the approval of Zohydro ER. The FDA is not bound by the recommendation of the advisory committee and the final decision regarding approval is made by the FDA. However, due to the advisory committee's recommendation against the approval of our NDA, we may not be able to succeed in securing approval for Zohydro ER. Even if we obtain regulatory approval for Zohydro ER, the matters discussed at the advisory committee meetings, and in particular any concerns regarding safety and abuse potential, could limit our ability to successfully commercialize the product candidate.
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
Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials. We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation and announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension position us to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, subject to our ability to secure a development and commercialization partner prior to initiation of the multi-dose trial.
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
We may not successfully develop, obtain approval for or commercialize Sumavel DosePro in the European Union or other foreign territories, which may adversely affect our ability to commercialize Sumavel DosePro both inside and outside the United States.
In March 2008, we entered into a licensing and distribution agreement with Desitin pursuant to which we granted Desitin the exclusive right under our intellectual property rights related to Sumavel DosePro to develop, use, distribute, sell, offer for sale, and import Sumavel DosePro and any potential modified versions of Sumavel DosePro in the European Union, Norway, Switzerland and Turkey. In that regard, Desitin is not obligated under the agreement to pursue regulatory approval or commercialization of Sumavel DosePro in any of these countries except for Germany. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. In November 2010, Denmark became the first member of the European Union to approve marketing of Sumavel DosePro in that country. Subsequently, Sumavel DosePro has received marketing approval in Germany, Sweden, the United Kingdom, Norway and France. The marketing authorization for the United Kingdom and Sweden will expire in December of 2013 and the marketing authorization for Norway and France will expire in February 2014. In order to extend the marketing authorization in these countries, we or a commercialization partner, will be required to re-submit a Marketing Authorization Application, which will need to be re-approved. Any additional clinical studies we, or a commercialization partner, may be required to conduct as part of the regulatory approval process may not corroborate the results of the clinical studies we have conducted or may have adverse results or effects on our ability to maintain regulatory approvals in the United States or obtain them in other countries.
On August 5, 2013, we entered into an agreement with Desitin, whereby the licensing and distribution agreement will terminate effective October 1, 2013. Following the termination of the licensing and distribution agreement, we will assume the rights to exclusive development and commercialization of Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. We may not have the internal resources to further develop and obtain regulatory approval for Sumavel DosePro in other foreign territories, or to find another commercialization partner for foreign territories, if deemed necessary. Although we believe that the U.S. market represents the largest commercial opportunity for Sumavel DosePro, we may not develop Sumavel DosePro as fast or generate as large of a market as we would like or as the market may expect which would limit our opportunity to receive revenue from foreign territories. Furthermore, negative developments occurring in foreign territories could have a negative impact on physician and patient impressions of our product in the United States and elsewhere.
Our inability to successfully establish new partnerships with pharmaceutical companies or contract sales organizations to co-promote Sumavel DosePro and any additional product candidates that may receive regulatory approval may impair our ability to effectively market and sell such product candidates.
Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010 we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force, which as of June 30, 2013 was comprised of approximately 55 field sales personnel, primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In June 2012, in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences, we entered into a co-exclusive (with us) co-promotion agreement with Mallinckrodt under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to its customer base of prescribers.
In addition, in order to promote any additional product candidates that receive regulatory approval to these broader primary care physician audiences, we will need to expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such additional products. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to co-promote or otherwise commercialize any product and/or product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product and/or product candidates, they may be unable to devote the resources necessary to realize the full commercial potential of our products. In addition, we may lack the financial and managerial resources to increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro and any product candidates that may be approved, and any increase in our sales force would result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. If we are unable to expand our sales and marketing infrastructure or enter into a third-party arrangement, we would not be able to successfully commercialize any approved products. Even if we are able to expand our sales and marketing personnel or successfully establish partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, which will have a material adverse effect on our business, results of operations, financial condition and prospects.
We recently experienced a reduction in force and may need to increase the size of our organization in the near future, in which case we could experience difficulties in managing and financing such growth.
In May 2013, we commenced a restructuring of our workforce, resulting in a reduction in force of approximately 37%, or 55 employees, across all functional areas of our company. We took this step as part of our initiative to extend our cash runway to reach key business milestones that may occur over the remainder of 2013, including gaining FDA approval for our NDA for Zohydro ER, securing a development partner for Relday, and out-licensing our proprietary DosePro needle-free delivery technology.
We intend to increase our sales force if Zohydro ER is approved by the FDA. Any such increases in our sales force could substantially increase our expenses. We may need to expand our managerial, operational and other resources in order to grow, manage and fund our existing business. Our management and personnel, systems and facilities currently in place may not be adequate to support any future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any future growth and various projects requires that we:

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
We may be unable to successfully implement or fund these tasks on a larger scale and, accordingly, may not achieve our commercialization and development goals. In addition, our management may have to divert a disproportionate amount of its attention away from day-to-day activities and towards managing these growth-related activities. Likewise, any increase in our sales force would increase our expenses, perhaps substantially. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and our inability to effectively manage any growth could have a material adverse effect on our business, results of operations, financial condition and prospects.
If we are unable to attract and retain key personnel, we may not be able to manage our business effectively or develop our product candidates or commercialize our product.
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. In May 2013, we commenced a restructuring of our workforce, resulting in a reduction in force of approximately 37%, or 55 employees, across all functional areas of our company. We took this step as part of our initiative to extend our cash runway to reach key business milestones that may occur over the remainder of 2013. In June 2013, we implemented a company-wide retention program pursuant to which restricted stock units were granted to our executives and all other full time personnel; however, this new program may not be effective in retaining our personnel.
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
Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the six months ended June 30, 2013, $9.8 million (based on exchange rates as of June 30, 2013) of our materials purchased and contract manufacturing costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.
Risks Related to Our Financial Position and Capital Requirements
We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.
We launched our only approved product, Sumavel DosePro, in January 2010. Without a long history of sales, we may not accurately predict future sales, and we may never be able to significantly increase these sales, especially in light of our reliance on our new co-promotion partner, Mallinckrodt. We have financed our operations almost exclusively through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011 and July 2012, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. For example, for the six months ending June 30, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $34.4 million, $47.4 million and $83.9 million, respectively, our net cash used in operating activities was $24.6 million, $52.2 million and $80.5 million, respectively, and, at June 30, 2013, our accumulated deficit was $363.8 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital. Further, despite the revenues from Sumavel DosePro, we expect our losses to continue for at least the next several years primarily as a result of the expenses incurred in connection with our efforts in seeking marketing approval for Zohydro ER, the potential additional clinical development of Relday, any additional required testing for Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro, and, if approved, Zohydro ER. As a result, we may remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved product and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of June 30, 2013, we had $30.0 million of outstanding indebtedness under a financing agreement with Healthcare Royalty Partners, or the Healthcare Royalty financing agreement. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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

As of August 7, 2013, we completed the issuance of 3.0 million shares of our common stock pursuant to the sales agreement, which had a dilutive effect on holdings of our existing stockholders as of August 7, 2013. Should we sell additional shares pursuant to the sales agreement, it will further dilute the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. If we sell shares under the sales agreement at a time when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
Even though Sumavel DosePro has received regulatory approval in the United States and a limited number of foreign countries, we, Desitin, or any other potential partners may never receive approval in other countries or commercialize our products anywhere outside of the United States.
In March 2008, we established an exclusive commercial partnership for Sumavel DosePro with Desitin in the European Union, Norway, Switzerland and Turkey, in order to seek to accelerate the development and regulatory approvals in those territories. However, on August 5, 2013, we agreed with Desitin to terminate the licensing and distribution agreement effective October 1, 2013. Following the termination of the licensing and distribution agreement, we will assume the rights to exclusive development and commercialization of Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. We may seek to establish commercial partnerships for Sumavel DosePro in other foreign countries, and we may also seek to establish a new commercial partnership in the European Union, Norway, Switzerland and Turkey. In order to market Sumavel DosePro or any other products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors,” and the "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, regarding FDA approval in the United States, as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FFDCA in the United States does not exist in other countries. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, or any potential partner, may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. However, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
Inability to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed in these “Risk Factors,” and the "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, regarding FDA approval in the United States. As described above, such effects include the risks that our product and product candidates may not be approved at all or for all requested indications, which could limit the uses of our product and product candidates and have an adverse effect on their commercial potential or require costly, post-marketing studies. In addition, we, or any potential partner, may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we are unable to comply with applicable foreign regulatory requirements.
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
If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro device are expected to expire on various dates from 2014 through 2026 and the patents licensed to us by Alkermes are expected to expire in 2019. As of June 30, 2013, our patent portfolio included twelve issued U.S. patents, three pending U.S. patent applications, 36 issued foreign patents and two pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Eleven of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489 and 8,343,130 are expected to expire in 2014, 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022, 2024, and 2022, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector device; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007 and 8,287,489 cover devices with a cap and latch mechanism; U.S. Patent Nos. 7,901,385 and 8,267,903 encompass various embodiments of the casing for enclosing the injection devices; U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the device as used in the Sumavel DosePro device. Upon the expiration of these patents, we will lose the right to exclude others from practicing these inventions. Additionally, since these ten patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.
Risks Relating to the Securities Markets and an Investment in Our Stock
The market price of our common stock has fluctuated and is likely to continue to fluctuate substantially.
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.25 to a high sale price of $1.84. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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

•	market conditions or trends in the pharmaceutical sector or the economy as a whole;

•	changes in operating performance and stock market valuations of other pharmaceutical companies and price and volume fluctuations in the overall stock market;

•	litigation or public concern about the safety of Sumavel DosePro or our product candidates;

•	actual and anticipated fluctuations in our quarterly operating results;

•	the financial projections we may provide to the public, any changes in these projections or our inability to meet these projections;

•	deviations from securities analysts' estimates or the impact of other analyst comments;

•	ratings downgrades by any securities analysts who follow our common stock;

•	additions or departures of key personnel;

•	third-party payor coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations, and the timing of payments we may make or receive under these arrangements;

•	developments affecting our contract manufacturers, component fabricators and service providers;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters, security breaches, system failures or responses to these events;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of June 30, 2013, we had research coverage by only four securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our executive officers and directors and their affiliates will exercise significant control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
Our executive officers and directors and their affiliates together control, as of June 30, 2013, approximately 17% of our outstanding common stock, assuming no exercise of outstanding options or warrants. Two of our non-employee directors are, or are representatives designated by, significant stockholders and two of our directors are executive officers. As a result, these stockholders will collectively be able to significantly influence and may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.
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
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2013, we had 101,013,904 shares of common stock outstanding. Of these shares, approximately 62,749,900 are freely tradeable, without restriction, in the public market.
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
We have registered under the Securities Act 15,784,200 shares of our common stock issuable upon the exercise of the warrants we issued in July 2012, which warrants became exercisable on July 27, 2013 at an exercise price of $2.50 per share (subject to restrictions on exercise set forth in such warrants), which means that upon exercise of warrants, such shares will be freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, which, if registered, would also become freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 5, 2013, we agreed with Desitin Arzneimittel GmbH, or Desitin, on termination of the licensing and distribution agreement dated March 14, 2008 between us, or the termination agreement, such termination to be effective October 1, 2013. Under the licensing and distribution agreement, we had licensed to Desitin the exclusive development and commercialization rights to Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. Following the termination of the licensing and distribution agreement, we will assume the rights to exclusive development and commercialization of Sumavel DosePro for the European Union, Norway, Switzerland and Turkey.
A complete copy of the termination agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The foregoing description of the terms of the termination agreement is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(4)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(4)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Award Plan

10.2†	Co-promotion Agreement dated June 27, 2013, by and between the Registrant and Valeant Pharmaceuticals North America LLC

10.3	Agreement to Termination of Agreements dated August 5, 2013, by and between the Registrant and Desitin Arzneimittel GmbH

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

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

ZOGENIX, INC.

Date: August 8, 2013	By:	/s/ Roger L. Hawley
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)