Form 10-Q/A
period 2013-06-30
ZOGENIX, INC.
filed 2014-01-14
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Zogenix, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file Exhibit 10.2 (the “Exhibit”) to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibit. The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment. Nothing in the Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on August 8, 2013 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

Item 6. Exhibits

The following documents are filed as part of this Amendment:

Exhibit Number	Description

10.2†	Co-promotion Agreement dated June 27, 2013, by and between the Registrant and Valeant Pharmaceuticals North America LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: January 14, 2014	By:	/s/ Roger L. Hawley
Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2014	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)