Form 10-K
period 2013-12-31
ZOGENIX, INC.
filed 2014-03-07
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
Form 10-K
 ____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $107,302,329, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $1.71 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 3, 2014 was 139,539,151.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2013.

ZOGENIX, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2013

i

PART I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	our ability to maintain and increase market demand for, and sales of, Sumavel DosePro;

•	our ability to successfully execute our sales and marketing strategy for the commercialization of Sumavel DosePro and Zohydro ER, including the planned launch of a 4 mg dose of Sumavel DosePro;

•	the progress and timing of clinical trials for Relday and our other product candidates;

•	adverse side effects or inadequate therapeutic efficacy of Sumavel DosePro or Zohydro ER that could result in product recalls, market withdrawals or product liability claims;

•	the safety and efficacy of our product candidates;

•	the market potential for migraine treatments, and our ability to compete within that market;

•	the market potential for extended-release/long-acting (ER/LA) opioid products, and our ability to compete within that market;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	the ability to develop an abuse deterrent formulation of Zohydro ER;

•	estimates of the capacity of manufacturing and other facilities to support our products and product candidates;

•	our ability to ensure adequate and continued supply of Sumavel DosePro and Zohydro ER to successfully meet anticipated market demand;

•
our and our licensors ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of our products and product candidates and the ability to operate our business without infringing the intellectual property rights of others;

•
our ability to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for Sumavel DosePro, Zohydro ER or any of our product candidates that may be approved for sale, the extent of such coverage and reimbursement and the willingness of third-party payors to pay for our products versus less expensive therapies;

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
DosePro®, Relday™, Sumavel®, Zogenix™ and Zohydro™ ER are our trademarks. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.

Item 1. Business
Overview
We are a pharmaceutical company committed to developing and commercializing therapies that address specific clinical needs for people living with pain-related conditions and central nervous system disorders who need innovative treatment alternatives to help them return to normal daily functioning. On October 25, 2013, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for Zohydro™ ER (hydrocodone bitartrate) extended-release capsules, an opioid agonist, extended-release oral formulation of hydrocodone without acetaminophen, for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Zohydro ER is the first extended-release oral formulation of hydrocodone without acetaminophen. Zohydro ER was launched on March 3, 2014. In addition, we are commercializing Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the FDA that allows for the needle-free, subcutaneous delivery of medication.
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
Migraine is a syndrome that affects over 29.5 million people in the United States, according to the National Headache Foundation, or NHF, website. Triptans are the class of drugs most often prescribed for treating migraines. In the United States in the 12 months ended December 2013, triptans generated sales of approximately $4.7 billion and sumatriptan, including branded and generic forms, represented the largest market share of the seven approved triptans, with sales of approximately $2.8 billion, according to Source Healthcare Analytics (Source® PHAST Institutional Prescription January 2013 - December 2013).
We launched the commercial sale of Sumavel DosePro in the United States in January 2010 with our original co-promotion partner, Astellas Pharma US, Inc., or Astellas. Our collaboration with Astellas terminated on March 31, 2012, at which time we assumed full responsibility for the commercialization of Sumavel DosePro. In August 2012, Mallinckrodt began promoting Sumavel DosePro under our co-promotion agreement, pursuant to which we granted to Mallinckrodt a co-exclusive right (with us) to promote Sumavel DosePro in the United States. Our co-promotion agreement with Mallinckrodt terminated in January 2014 and we assumed full responsibility for the commercialization of Sumavel DosePro beginning in February 2014.
For the twelve months ended December 31, 2013, we recognized $31.7 million in net product revenue from sales of Sumavel DosePro, represented by more than 81,000 aggregate dispensed prescriptions (Source® PHAST Prescription, January 2013 — December 2013). Prescriptions for Sumavel DosePro continue to be written by prescribers in both the neurology and primary care settings. The product has gained use from a range of patient segments, including new triptan users, patients being converted to the product from other migraine drugs and patients who have been prescribed Sumavel DosePro and also have other triptan prescriptions. This experience is consistent with our belief that many patients will selectively use Sumavel DosePro for their more challenging migraine episodes, while continuing to use oral triptans to treat their less severe migraine episodes. Through our ongoing efforts with the largest commercial health plans, Sumavel DosePro is achieving broad coverage in the United States, with a reimbursement claims approval rate of approximately 83% since launch (Source® Dynamic Claims January 2010 — December 2013).
We believe that our new product, Zohydro ER, has the potential to be an important therapeutic alternative to existing hydrocodone products, including the branded products Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which contain the analgesic combination ingredient acetaminophen and, if taken in high quantities over time, can lead to serious side effects such as liver toxicity. Zohydro ER utilizes the SODAS® Technology, Alkermes’ proprietary multiparticulate drug delivery system that allows the development of customized extended-release profiles and serves to enhance the release profile of hydrocodone in Zohydro ER. We believe these release properties have the potential to provide longer lasting and more consistent pain relief with fewer daily doses than the commercially available formulations of hydrocodone. As a result of its unique single-entity extended-release profile, we believe Zohydro ER has the potential to generate sales from both patients who use immediate-release products on a chronic basis and patients already using extended-release products in the prescription opioid market. We in-licensed exclusive U.S. rights to Zohydro ER from Alkermes in 2007.

The Institute of Medicine Report from the Committee on Advancing Pain Research, Care, and Education reported in 2011 that an estimated 116 million people in the United States are burdened with chronic pain, at a national economic cost of $560 to $635 billion annually. Chronic pain can be treated with both immediate-release and extended-release opioids, as well as non-opioid analgesics. We define our target market for Zohydro ER as prescription, non-injectable codeine-based and extended-release morphine-based pain products. This market generated U.S. sales of approximately $14.4 billion for the year ended December 2013, based on average wholesale price, on approximately 208 million prescriptions. During the same period, existing hydrocodone products, the most commonly prescribed pharmaceutical products in the United States, generated $3.7 billion in sales on approximately 125 million prescriptions. (Source® PHAST Prescription January 2013 - December 2013).
We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect Corporation's SABER™ controlled-release formulation technology through a development and license agreement with Durect. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product that allows for once-monthly dosing. In May 2012, we filed an investigational new drug, or IND, application with the FDA. In July 2012, we initiated our first clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial on January 3, 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We announced positive top-line results from the extended Phase 1 clinical trial on May 2, 2013. The results for the extended Phase 1 clinical trial showed risperidone blood concentrations in the therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality was established across all dose ranges that were studied. The positive results from this study extension position us to begin a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We plan to commence this multi-dose clinical trial in the second half of 2014.
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

Our Strategy
Our core strategy is to commercialize and develop differentiated CNS and pain therapeutics that can address significant unmet medical needs and overcome limitations of existing products. Key elements of our strategy include:

•
Executing our sales and marketing strategy for the commercialization of Zohydro ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Zohydro ER is the first hydrocodone product to offer the benefit of less frequent dosing and the ability to treat chronic pain patients without the risk of liver injury associated with the use of acetaminophen in high dosages or over long periods of time. We received marketing approval for Zohydro ER from the FDA on October 25, 2013 and launched the product on March 3, 2014. We expanded resources for all commercial functions to approximately 190 employees prior to launch, including sales, marketing, managed markets, commercial analytics and trade teams. This expansion included an increase in our field sales personnel to approximately 165 employees to support broader reach to pain specialists. Further, if combination hydrocodone products are rescheduled from Schedule III to Schedule II, we may seek a co-promotion or other partnering opportunity for Zohydro ER, or may further expand our sales force.

•
Increasing sales and continuing to drive patient and physician adoption of Sumavel DosePro in the United States. We continue to leverage our commercial infrastructure and our investment in sales and marketing programs to help increase awareness and adoption of, and access to, Sumavel DosePro with prescribers, patients, third-party payors, pharmacists and employers. In June 2013 we launched a new and improved Sumavel DosePro Migraine Toolbox, which is provided to patients by their physicians, to support patient education and empowerment regarding migraine treatment options. In December 2013 the FDA approved our supplemental New Drug Application for a 4 mg dose of Sumavel DosePro, and we plan to extend the Sumavel DosePro line by launching this 4 mg dose, alongside the currently marketed 6 mg dose, in mid-2014.

•
Developing Relday for the treatment of schizophrenia and bipolar disorder in adults. We filed an IND application for Relday with the FDA in May 2012. On January 3, 2013, we announced positive single-dose pharmacokinetic results from a Phase 1 clinical trial. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We announced positive top-line results from the extended Phase 1 clinical trial in May 2013, which positions us to begin a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We plan to commence this multi-dose clinical trial in the second half of 2014.

•
Expanding our product pipeline in CNS disorders and/or pain. We are utilizing our proprietary DosePro technology to add to our internal product pipeline. We are evaluating the market potential, formulation requirements and clinical development pathway of an additional CNS compound that could be paired with DosePro to enhance its commercial attractiveness.

•
Out-licensing our proprietary DosePro technology. We are seeking and evaluating opportunities to capitalize on our DosePro needle-free drug delivery technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life-cycle of their injectable products. We have a co-marketing and development services agreement with Battelle Memorial Institute, or Battelle, pursuant to which we granted to Battelle the exclusive right to co-market our DosePro drug delivery technology and Battelle's DosePro development services to prospective pharmaceutical clients.

•
Securing rights to complementary products and product candidates that address CNS disorders and/or pain. To strategically leverage our commercial resources and generate additional revenue, we are seeking third-party co-promotion opportunities. In June 2013, we entered into a co-promotion agreement with Valeant Pharmaceuticals North America LLC, or Valeant. Under the terms of the co-promotion agreement, we were granted the exclusive right (with Valeant or any of its affiliates) to promote Migranal® (dihydroergotamine mesylate) Nasal Spray, or Migranal, to a prescriber audience of physicians and other health care practitioners in the United States. We believe Migranal is a complement to Sumavel DosePro and supports our Migraine Toolbox that we launched in June 2013. In the future, we will also consider in-licensing or acquisition opportunities with a focus on product candidates that utilize novel technologies to improve the profile of existing compounds for CNS disorders and/or pain.

Our Products and Product Candidates
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
Triptans remain the drugs of choice and the most often prescribed therapy for the acute treatment of migraine and cluster headache. The following table provides a breakdown of the U.S. triptan market, including sales and doses prescribed for oral (tablets and melts), nasal and injectable forms of triptan for the 12 months ended December 2013.
U.S. Triptan Market
(12 months ended December 2013)

Triptan Form	Sales (millions)	$ Share	Doses (millions)	Dose Share
Oral Tablet	$3,730	79.0%	133.3	86.6%
Oral Melt	471	10.0	13.7	8.9
Nasal	139	2.9	3.0	1.9
Injectable	381	8.1	4.0	2.6
Total	$4,721	100%	154.0	100%

Source ® PHAST Institution/Prescription.
As indicated in the prior table, the triptan market is dominated by oral dosage forms (tablets and melts), with approximately 95% of U.S. triptan doses taken as oral formulations and the remaining 5% split between injectable and nasal formulations. Branded and generic sumatriptan, in all dosage forms, remains the most prescribed triptan molecule with sales of approximately $2.8 billion (59% dollar share of the triptan market). Of that amount, the injectable forms of sumatriptan accounted for $381 million. By comparison, ergotamine agents, another class of drugs used for the acute treatment of migraine, including injectable DHE and Migranal, accounted for $117 million in sales in the United States during the same 12-month period. (Source® PHAST Institution/Prescription January 2013 - December 2013). Sumatriptan is the only triptan available to patients in the injectable form and, with the exception of Sumavel DosePro, all other forms of injectable sumatriptan make use of needle-based injections for their administration.
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
Despite its speed of onset and completeness of pain relief advantages over oral and nasal triptans, needle-based sumatriptan injection has been limited to less than 10% of the U.S. triptan market on a dollar basis and less than 5% on a total dose basis (Source® PHAST Institution/Prescription, January 2013 — December 2013). We believe this is largely due to limitations related to its delivery system which include:

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
Due to these limitations, there has historically been a limited prescriber base for injectable delivery forms of sumatriptan. Of an aggregate of over 380,000 prescribers of triptans in the United States, only an approximate 69,000 had written a prescription for sumatriptan injection (including Sumavel DosePro) in the 12 months ended December 31, 2013 (Source

Healthcare Analytics, Source® PHAST Prescription, January 2013 — December 2013). As a result, a limited number of patients are offered injectable delivery forms. Only 54% of migraine patients had ever been offered sumatriptan injection according to patient market research conducted by Boston Healthcare Associates, Inc. in 2007 on our behalf.
Our Solution: Sumavel DosePro
Sumavel DosePro is a pre-filled, single-use disposable, needle-free drug product that subcutaneously delivers 6 mg of sumatriptan in 0.5 mL of sterile liquid. Sumavel DosePro was designed to be portable, intuitive and easy-to-use. To use, the patient simply snaps off a plastic tip, flips back a lever and presses the end of the DosePro to the skin of the abdomen or thigh. Under the force of a small amount of compressed nitrogen gas, the liquid form of sumatriptan is expelled out of the DosePro as a thin jet of medication, which pierces the skin and selectively deposits into the subcutaneous tissue. This process occurs in less than 1/10th of a second.
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

•
Simplicity, through a convenient and easy-to-use option. Sumavel DosePro is based on our unique delivery system, which was designed to be portable, intuitive and easy-to-use, and can be disposed following use without the need of a sharps container. We believe healthcare providers appreciate the simplicity of DosePro because it is easy to train patients to use properly. Our usability study of Sumavel DosePro showed 98% of patients were able to self-administer Sumavel DosePro in the home during an acute migraine attack, without clinical supervision and with minimal prior training.

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

In support of these strategic objectives, we are executing a variety of marketing programs to educate customers, which include providing our Migraine Toolbox to new customers, direct-to-physician promotional materials, speaker programs, digital media, participation in selected medical conventions and reimbursement support programs. In addition, we provide product samples to physicians so that their patients may try Sumavel DosePro during an acute migraine attack before filling their first prescription.
Sumavel DosePro Regulatory Approval
We sought and received FDA marketing approval of Sumavel DosePro under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, utilizing Imitrex sumatriptan injection as the reference listed product. Section 505(b)(2) of the FFDCA permits the filing of a new drug application, or NDA, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This expedited the development program for Sumavel DosePro by decreasing the overall scope of clinical and pre-clinical work required to be completed by us.
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
A Marketing Authorization Application for Sumavel DosePro was submitted by our former collaborator to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. In November 2010, Denmark became the first member of the European Union to approve marketing of Sumavel DosePro. Subsequently, Sumavel DosePro received marketing approval in Germany, Sweden, the United Kingdom, Norway and France. The marketing authorizations in Sweden, Norway, France and the United Kingdom were withdrawn as of December 31, 2013. Sumavel DosePro received marketing authorization for Lebanon and Iraq in November 2012, and received marketing authorization for Israel in 2014.
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
Sumavel DosePro Post-Approval Clinical Program
In addition to the clinical program completed in support of product approval, we completed a Phase 4 open-label, multicenter study in the United States to evaluate treatment satisfaction, treatment confidence and subject preference for Sumavel DosePro in adult subjects diagnosed with migraine and currently treated with triptans. More than 200 subjects, who were predominantly taking oral triptan therapy, tried Sumavel DosePro to treat up to four migraines over a 60-day period. The study utilized the Patient Perception of Migraine Questionnaire-Revised, or PPMQ-R, to evaluate patient satisfaction with migraine treatment through analysis of efficacy, functionality, ease of use and tolerability/side effects. The primary endpoint PPMQ-R Overall Satisfaction score increased significantly from baseline to end of treatment (p=0.0007), an improvement that met the criterion for clinical significance. From baseline to the end of treatment, PPMQ-R scores also improved significantly for efficacy (p<0.0001), functionality (p<0.0001) and tolerability (p=0.02), but declined for ease of use (p<0.0001). In addition, the percentage of patients confident or very confident in treating repeated migraine attacks increased from 41.0% at baseline to 64.6% at the end of treatment with Sumavel DosePro. The magnitude of improvement in treatment satisfaction from baseline to the end of the treatment period was even greater in a prospectively defined subset of 90 patients who were identified as requiring a change in therapy through use of the Migraine-ACT (Migraine — Assessment of Current Therapy) questionnaire. The four-item questionnaire is an assessment tool for use by primary care physicians to identify patients who require a change in their current acute migraine treatment. Using Sumavel DosePro, 33% of the 669 treated migraine episodes in the study had pain relieved in 15 minutes, with 70% achieving pain relief within 30 minutes. Pain freedom was achieved in 61% of the treated attacks within two hours. These incidences of pain relief and pain-free response for needle-free Sumavel DosePro are consistent with those demonstrated by previous double-blind, placebo-controlled clinical studies of injectable sumatriptan. Given that rapid pain reduction is the primary determinant of patient satisfaction with migraine, these results may explain the high rate of satisfaction with Sumavel DosePro reported by patients in the current study.
Sumavel DosePro 4 mg Line Extension
Based upon physician feedback, we initiated development of a 4 mg dosage strength of Sumavel DosePro and submitted an NDA supplement to the FDA to demonstrate the manufacturability and stability of the new dosage strength in January 2013. In December 2013 the FDA approved our supplemental NDA for the 4 mg dose of Sumavel DosePro, and we plan to launch the new dose in mid-2014.
DosePro and Sumavel DosePro Sound Enhancement
In order to further enhance the DosePro technology and Sumavel DosePro, we have completed additional engineering and design work aimed at softening the sound emitted by the DosePro system upon drug delivery. Rather than the current sound, which is similar to the opening of a can of soda, heard upon delivery with the current DosePro system, this enhanced version will sound like the click of a pen upon drug delivery. We submitted a Prior Approval Supplement to the FDA regarding the implementation of this minor change, and in October 2012, the FDA issued a complete response letter, or CRL, requesting more information. We subsequently corresponded with the FDA and are currently working to address this CRL. The CRL has no impact on the availability of the currently marketed Sumavel DosePro product or the launch of the 4 mg product.
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

Zohydro ER for the Treatment of Moderate to Severe Chronic Pain
Zohydro ER (hydrocodone bitartrate) is a 12-hour extended-release formulation of hydrocodone without acetaminophen for the treatment of pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternate treatment options are inadequate. We completed Phase 3 development of Zohydro ER in 2011, and we submitted an NDA for Zohydro ER to the FDA in May 2012. The FDA approved the NDA for Zohydro ER in October 2013 and we launched the product on March 3, 2014. We believe Zohydro ER has the potential to be an important therapeutic alternative to existing extended-release opioids as well as immediate release hydrocodone products, including the branded products Vicodin, Norco, Lorcet, Lortab and their generic equivalents, which contain the analgesic combination ingredient acetaminophen and, if taken in high quantities over time, may lead to serious side effects such as liver toxicity. Zohydro ER utilizes the SODAS Technology, Alkermes’ proprietary multiparticulate drug delivery system that allows the development of customized extended-release profiles and serves to enhance the release profile of hydrocodone in Zohydro ER. We believe these release properties have the potential to provide longer lasting and more consistent pain relief with fewer daily doses than the other commercially available formulations of hydrocodone. As a result of its unique single-entity extended-release profile, we believe Zohydro ER will generate sales from both patients who use immediate-release products on a chronic basis and patients already using extended-release products in the prescription opioid market.
Zohydro ER is subject to the Risk Evaluation and Mitigation Strategy, or REMS, program for extended-release and long-acting opioid analgesics, or ER/LA opioids, with the goal to reduce serious adverse outcomes resulting from inappropriate prescribing, misuse, and abuse of ER/LA opioids while maintaining patient access to pain medication. The REMS program requires a medication guide for patients and training for prescribers to facilitate appropriate prescribing, dispensing and use of ER/LA opioids like Zohydro ER, and manufacturers of products that are subject to REMS must monitor and submit periodic assessments of the program to FDA. Zohydro ER also bears a boxed warning that highlights the risks of addiction, abuse, and misuse; life-threatening respiratory depression; accidental exposure; neonatal opioid withdrawal syndrome; and interaction with alcohol.
Zohydro ER is designated as a U.S. Drug Enforcement Administration, or DEA, Schedule II product, as it is a single-entity product, which makes it more tightly regulated than other currently available combination hydrocodone products, all of which are currently designated as Schedule III products. This means that Zohydro ER does not qualify for automatic refills. We believe this restriction will help facilitate more responsible prescribing of Zohydro ER in terms of the dose and capsule count. On February 27, 2014, the DEA issued a notice of proposed rulemaking to reschedule hydrocodone combination products from Schedule III to Schedule II, but we cannot predict the timeframe in which the rule may become final and when, if ever, these products will be required to comply with Schedule II requirements.
We are committed to developing an abuse deterrent formulation of Zohydro ER and have begun clinical development of abuse deterrent technology with Alkermes. Further, in November 2013, we entered into a development and option agreement with Altus Formulation, Inc., or Altus, for the development of abuse deterrent formulations of hydrocodone using Altus' Intellitab™ drug delivery platform. We believe that we are developing technology with robust resistance to manipulation and abuse, and with the ability to match the pharmacokinetic profile of Zohydro ER so additional Phase 3 studies will not be required.
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
Physicians generally prefer to start patients on less potent opioids where possible. A trial of opioid therapy usually begins with short-acting doses taken on an as-needed basis. This allows the clinician and patient to assess the total opioid requirement. Patients taking substantial doses of short-acting opioids multiple times per day may find substitution of an extended-release agent, taken one to two times per day, extremely helpful to provide more constant pain relief. We believe the more constant opioid blood levels of extended-release products may provide better pain relief and better sleep quality. Dosing intervals longer than every four to six hours may also provide improved patient adherence to the prescribed regimen and improved patient convenience. Finally, individual patients may do poorly on one opioid, but better after switching to another. This practice is called opioid rotation and is regularly employed in chronic pain management. Opioids, while generally effective for pain treatment, are associated with numerous potential adverse effects, including opioid induced bowel dysfunction, sedation, nausea, vomiting, decreased respiratory function, addiction and, in some instances, death.
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
As the practice of pain management has broadened to include chronic therapy for moderate to severe pain, physicians continue to broadly use hydrocodone combinations. In the United States, market research conducted by bioStrategies Group in 2011 on our behalf indicates that nearly 30% of the prescriptions of immediate-release combination products that include hydrocodone are for the treatment of chronic pain and that approximately half of those prescriptions, or 14%, would be replaced with an extended-release hydrocodone product if it were available. However, the non-opioid analgesic component in combination hydrocodone products can create a ceiling effect when physicians wish to escalate doses. For example, the most commonly prescribed dose of Vicodin (5 mg hydrocodone/500 mg acetaminophen) given at a maximum dose of eight tablets per day delivers 4 g of acetaminophen, which approaches or exceeds recommended acetaminophen dosing, while only delivering 40 mg of hydrocodone, based on the Vicodin Prescribing Information. If a further increase in opioid dose is warranted, a physician is compelled to transition to an opioid not in combination, such as oxycodone, or more potent opioids such as fentanyl or oxymorphone.
In the 12 months ended December 2013, our target market, which we define as prescription non-injectable codeine-based and extended-release morphine-based pain products, generated sales of approximately $14.4 billion in the United States on approximately 208 million prescriptions. Of the $14.4 billion, hydrocodone products, the most commonly prescribed opioid and the most commonly prescribed pharmaceutical products in the United States, generated $3.7 billion in sales on approximately 125 million prescriptions. (Source® PHAST Prescription January 2013 - December 2013).

In June 2009, the FDA organized a joint meeting of the Drug Safety and Risk Management Advisory Committee, Nonprescription Drugs Advisory Committee, and the Anesthetic and Life Support Advisory Committee to discuss how to address the public health problem of liver injury related to the use of acetaminophen in both over-the-counter and prescription products. The expert panel specifically considered the elimination of combination prescription products containing acetaminophen (including Vicodin and its generics) from the U.S. market. Twenty of the 37 working group members (ten saying this was a high priority) voted in favor of removing such products from the market. The working group ultimately did not recommend withdrawal of these products stating that the benefits of access to Schedule III acetaminophen/ hydrocodone combination products over Schedule II opioids outweighed the risk of removing the combinations from the market. The working group also noted that the logical choice to substitute for the combination products would be a single-entity formulation of hydrocodone. Subsequently, in January 2011, the FDA asked manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 mg in each tablet or capsule and announced that it would require manufacturers to update labels of all prescription combination acetaminophen products to warn of the potential risk for severe liver injury. Along with this announcement, the FDA issued letters to sponsors of prescription acetaminophen drugs proposing various modifications to the drug labeling, including adding a boxed warning for hepatoxicity. Within 30 days of the date of the letters, the holders of approved applications for prescription acetaminophen drugs were required to submit a supplemental NDA to the FDA proposing labeling changes that reflect the new safety information about acetaminophen and liver toxicity, or a statement detailing the reasons why such change would not be warranted. Zohydro ER is currently the only approved product formulated with hydrocodone alone.

In January 2013, the FDA organized a meeting of the Drug Safety and Risk Management Advisory Committee to discuss the public health benefits and risks, including the potential for abuse of drugs containing hydrocodone either combined with other analgesics or as an antitussive, and the impact of rescheduling these hydrocodone products from Schedule III to Schedule II. Nineteen of the 29 Advisory Committee members voted in favor of recommending to the DEA that products containing hydrocodone be reclassified from a Schedule III to a Schedule II controlled substance, and the Department of Health and Human Services made the recommendation in late 2013. On February 27, 2014, the DEA issued a notice of proposed rulemaking to reschedule hydrocodone combination products from Schedule III to Schedule II. Zohydro ER is a Schedule II product.

Limitations of Other Current Hydrocodone Pain Therapies
While hydrocodone in combination products remains the most commonly prescribed opioid, other currently available hydrocodone formulations have several major limitations, including:

•	Hydrocodone only available in short-acting/immediate-release form. There are currently no extended-release hydrocodone formulations on the market other than Zohydro ER.

•
Adherence dependent. Other than Zohydro ER, hydrocodone is available only in immediate-release formulations that are dosed every four to six hours, and as a result, its around-the-clock efficacy is dependent on diligent adherence by the patient. Published studies across therapeutic categories, including the treatment of diabetes, hypertension and infectious disease, demonstrate that patient adherence to drug regimens declines as the number of daily drug doses increases.

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

•
Widespread use of acetaminophen leading to increased toxicity risk. Even when combination products are carefully prescribed, patients are at risk of acetaminophen toxicity due to the prevalence of acetaminophen in many over the counter products and individuals’ lack of knowledge about the dangers and/or awareness of acetaminophen in other products.

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
Our Solution: Zohydro ER
We believe that Zohydro ER may provide patients and physicians with the following benefits when compared to other opioid pain medications:

•
Single-entity hydrocodone. Zohydro ER is the first non-combination, extended-release hydrocodone product commercialized in the United States, giving physicians and patients a hydrocodone option unencumbered with acetaminophen or NSAIDs and their potential adverse effects.

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
We reported positive results for our pivotal Phase 3 efficacy trial in August 2011. The trial successfully met the primary efficacy endpoint in demonstrating a significant difference (p=0.008) between the mean changes from Baseline to Week 12 or Final Visit in average daily pain intensity Numeric Rating Scale (NRS) scores obtained from patient diaries between Zohydro ER and placebo groups. The two key secondary endpoints were also met. With respect to the responder analysis secondary endpoint, the proportion of patients with at least 30% improvement in pain intensity from screening to end of study was significantly higher for Zohydro ER compared to placebo (67.5% versus 31.1%; p<0.001). The proportion of patients with at least 50% improvement in pain intensity from screening to end of study was also significantly higher for Zohydro ER versus placebo (47.7% versus 23.3%; p<0.001). The other key secondary endpoint, using the Subject Global Assessment of Medication questionnaire, showed that patients on Zohydro ER were significantly more satisfied (p<0.001) with their pain treatment at the end of the study compared to their pre-study medication. The study further demonstrated that Zohydro ER was safe and generally well tolerated. The incidence of adverse events was 33.7% and 28.8% in the open label titration and double blind treatment periods, respectively. Overall, the most commonly reported adverse events (≥2%) were constipation, nausea, somnolence, fatigue, headache, dizziness, dry mouth, vomiting, pruritusk, abdominal pain, edema peripheral, upper respiratory tract infection, muscle spasms, urinary tract infection, back pain and tremor. These are typical adverse events associated with chronic opioid therapy.
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
We have also initiated 2-year carcinogenicity studies in two animal species and we obtained FDA agreement on the protocols for both studies. These studies are an ongoing commitment and were not required for approval of the NDA for Zohydro ER. In July 2012, the FDA accepted our NDA as being sufficiently complete for a full review. On October 25, 2013 the FDA approved our NDA for Zohydro ER and we launched the product on March 3, 2014.

Relday for the Treatment of Schizophrenia
Relday is a proprietary, long-acting injectable formulation of risperidone using Durect’s SABER™ controlled-release formulation technology. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product that allows for once-monthly dosing. We believe Durect’s SABER controlled-release technology will allow Relday to be delivered subcutaneously on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics. Based upon these characteristics, Relday may provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products. In May 2012, we filed an IND application with the FDA. In July 2012, we initiated our first clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The results for the extended Phase 1 clinical trial showed risperidone blood concentrations in the therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality was demonstrated across the full dose range studied. The positive results from this study extension position us to begin a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We plan to commence this multi-dose clinical trial in the second half of 2014.

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
In an attempt to improve patient compliance, physicians increasingly administer antipsychotic drugs through long-acting depot injections. Long-acting depot injections release medication slowly over weeks rather than over hours or days for conventional injections or oral medications, thereby dramatically reducing the number of times a patient needs to take their medication. Currently available long-acting injectable products include Risperdal Consta and Invega Sustenna, both marketed by Johnson & Johnson, Zyprexa Relprevv, marketed by Eli Lilly & Co, and Abilify Maintena, marketed by Otsuka America Pharmaceutical, Inc. These drugs provide two to four weeks of therapy per dose.
Overall, the global atypical antipsychotic market was estimated to be in excess of $17.1 billion in 2011, based upon published sales reports of certain pharmaceutical companies. In 2013, atypical antipsychotics comprised approximately 91% of all antipsychotic prescriptions in the United States, according to data from Source Healthcare Analytics (Source® PHAST Prescription, January 2013 — December 2013). The existing long-acting injectable risperidone product, Risperdal Consta, achieved global net sales of $1.3 billion in 2013, according to industry reports, and has a wholesale acquisition cost of approximately $304 per bi-weekly dose, or more than $600 per month, for the 25 mg dosage strength (Source: Gold Standard). Finally, in the United States, prescribers of long-acting antipsychotics are highly concentrated with approximately 18,300 total prescribers of long-acting injectable products, including approximately 10,700 psychiatrists in 2013 (Source® PHAST Prescription, January 2013 — December 2013).

The Relday Opportunity
Market research conducted on our behalf by bioStrategies Group in 2013 indicates that psychiatrists in the United States and Europe see significant potential advantages for Relday over the currently marketed long-acting risperidone injectable, specifically identifying the first-day therapeutic plasma levels, once monthly dosing and subcutaneous features of Relday as important differentiators versus the currently marketed long-acting antipsychotics. We believe on the basis of our clinical development work and market research that, if successfully developed and approved, Relday could potentially provide a significant improvements over existing treatment options for patients suffering from schizophrenia as a result of:

•
Therapeutic Plasma Levels on First Day: Relday has demonstrated in a Phase 1 single-dose clinical study in schizophrenic patients the ability to achieve therapeutic plasma levels of risperidone within 24 hours of initial dosing with an acceptable initial burst (i.e., plasma levels less than the comparable oral dose). Achieving first-day therapeutic plasma levels avoids the need for oral supplementation in connection with the initiation of therapy or following a missed or delayed dose. Risperdal Consta requires supplementation with oral risperidone for the first three weeks following initiation of therapy or following a missed dose of the injectable due to its pharmacokinetic profile.

•
Once-monthly dosing: Relday has demonstrated in a Phase 1 single-dose clinical study in schizophrenic patients a pharmacokinetic profile that will allow for once-monthly dosing with dose proportionality across the therapeutic range. Risperdal Consta provides therapy for only two weeks, resulting in more frequent physician visits and a greater number of annual injections.

•
Subcutaneous delivery: All the currently available long-acting atypical antipsychotics are administered intramuscularly and, other than the lowest dosage strength of Invega Sustenna, have injection volumes greater than Relday. Intramuscular injections have been associated with inadvertent vascular injection, leading to rapid release of the drug and related adverse events, and in addition can also result in slow, painful and/or difficult injections. Utilizing the unique attributes of the Durect’s SABER technology, Relday has been designed to be administered subcutaneously.

•
No reconstitution: Relday is formulated as a pre-filled, single-dose product that does not require reconstitution, or the addition of a liquid dilutent, prior to administration. Risperdal Consta, Zyprexa Relprevv and Abilify Maintena all require reconstitution prior to injection, which is generally considered an inconvenience for busy healthcare practitioners.

•
Preferred active ingredient: Our market research indicated that in nearly all cases, long-acting injectable antipsychotics are prescribed to patients who have experience taking the same molecule orally and have demonstrated some level of acceptable efficacy and tolerability. Oral risperidone is now the second most commonly prescribed atypical antipsychotic compound in the United States, accounting for 24% of total prescriptions in the twelve months ended December 2013 (Source® PHAST Prescription, January 2013 — December 2013).

If successfully developed and approved by the FDA, we plan to commercialize Relday in the United States by further leveraging our commercial infrastructure and sales force. We also plan to seek a development and commercialization partner or partners for Relday in territories outside of the United States such as Europe and Japan. While our current development plans are focused on schizophrenia, in the future we may consider expanding the program to address additional indications, such as bi-polar disorder.
Our DosePro Technology and Pre-clinical Pipeline
Our proprietary DosePro technology is a first-in-class, easy-to-use drug delivery system designed for self-administration of a pre-filled, single dose of liquid drug, subcutaneously, without a needle. The DosePro technology has undergone more than fifteen years of design, process engineering, clinical evaluation and development work, including significant capital investment by the predecessor owners of the technology, Weston Medical Group, plc and Aradigm. Our team has over four years of experience commercializing DosePro since the launch of Sumavel DosePro in January 2010. We acquired the DosePro technology and related intellectual property from Aradigm in August 2006. We believe the approval and launch of Sumavel DosePro in the United Sates validates the technology’s commercial viability and readiness for other potential drug applications.
We believe that DosePro offers several benefits to patients compared to other subcutaneous delivery methods, and that it has the potential to become a preferred delivery option for patients and physicians for many injected medicines beyond sumatriptan, particularly those that are self-administered. These benefits include less anxiety or fear due to the lack of a needle, easier disposal without the need for a sharps container, no risk of needlestick injury or contamination, an easy-to-use three step process, no need to fill or manipulate the system, reliable performance, discreet use and portability. In several clinical trials and market research studies, DosePro has been shown to be preferred by patients over conventional needle-based systems. For example, in a head-to-head study conducted by GSK of Sumavel DosePro versus the European branded version of Imitrex STATdose, a needle-based delivery system, 61% of migraine patients preferred using Sumavel DosePro while only 18% preferred using the European branded version of Imitrex STATdose, with the remaining patients expressing no preference. In addition, in a market study conducted on our behalf by Boston Healthcare Associates, Inc. in 2007, 76% of patients indicated

that they preferred the Sumavel DosePro delivery method over Imitrex STATdose. In addition, DosePro requires less time from physicians and other caregivers to train patients to use the system.
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
In order to further enhance the DosePro technology and Sumavel DosePro, we have completed additional engineering and design work aimed at softening the sound emitted by the DosePro system upon drug delivery. Rather than the current sound, which is similar to the opening of a can of soda, heard upon delivery with the current DosePro system, this enhanced version will sound like the click of a pen upon drug delivery. We submitted a Prior Approval Supplement to the FDA regarding the implementation of this minor change, and the FDA issued a CRL requesting more information. We subsequently corresponded with the FDA and are currently working to address this CRL. The CRL has no impact on the availability of the currently marketed Sumavel DosePro product or the launch of the 4 mg product.

Clinical studies suggest that DosePro will have significant versatility in its ability to deliver various types of therapeutic compounds, including both small molecules and biologic products where the dose volume is 0.5 mL or less. In addition to positive results using DosePro in clinical studies performed with saline and sumatriptan, there have been three positive single-dose human pilot studies conducted with a combination of a protein pharmaceutical and DosePro. These studies include pharmacokinetic bioequivalence studies comparing DosePro to a conventional needle injection for human growth hormone and erythropoietin and pharmacodynamic equivalence study using granulocyte colony-stimulating factor. Pre-clinical work with monoclonal antibodies evaluating bioavailability, pharmacokinetics and a lack of immunogenicity has also been conducted. In vitro studies with DosePro technology have demonstrated the potential to allow the subcutaneous delivery of highly viscous formulations, which can be a limiting factor for use of traditional needle-based delivery systems. At the 2013 National Biotechnology Conference of the American Association of Pharmaceutical Scientists, the results of two in vitro studies examining the integrity of three monoclonal antibody formulations after delivery by the DosePro technology were presented; these studies demonstrated that biologic integrity is not significantly different with DosePro vs. needle-based delivery controls. As a result of the versatility of DosePro to deliver various types of drug products, this technology may have significant market potential across a broad range of therapeutic areas, including those typically treated with small volume injectable products, such as hepatitis, infertility, multiple sclerosis and rheumatoid arthritis.
Since some drug formulations cannot be accommodated in a 0.5 mL dose volume, we have initiated early stage design and development of a larger volume, second generation version of our DosePro technology, which if successfully developed, would allow for a broader range of potential applications for our technology. Full development of such technology will require additional investment and we may consider entering into a third-party collaboration in order to fully develop such technology. There is no guarantee that we or any potential future third-party collaborator will successfully develop such a technology, whether for financial or technical reasons or otherwise.
We are building our internal product pipeline by investigating proven drugs that can be paired with DosePro to enhance their benefits and commercial attractiveness. We are also evaluating the market potential, formulation requirements and clinical development pathway of an additional CNS compound that could be paired with DosePro to enhance its commercial attractiveness. We are also seeking to capitalize on our DosePro technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life cycle of their proprietary injectable products. We have a co-marketing and development services agreement with Battelle pursuant to which we granted to Battelle the exclusive right to co-market our DosePro drug delivery technology and Battelle's DosePro development services to certain prospective pharmaceutical clients.
Sales and Marketing
We have built a highly experienced sales and marketing organization in the United States focused on marketing and selling our products to physicians, nurses and other healthcare professionals. As of December 31, 2013, our sales and marketing organization was comprised of 74 professionals, which included approximately 54 field sales personnel. Prior to the launch of Zohydro ER on March 3, 2014, we expanded our resources for all commercial functions to approximately 190 professionals, including sales, marketing, managed markets, commercial analytics and trade teams. This expansion included an increase in our field sales personnel to approximately 165 employees to support broader reach to pain specialists. With the launch of Zohydro ER, we expect our primary target audiences may expand to include anesthesiologists, pain specialists, physical medicine specialists and additional primary care physicians. If combination hydrocodone products are rescheduled from Schedule III to Schedule II, we may seek a co-promotion or other partnering opportunity for Zohydro ER, or may further expand our sales force.

We believe our sales force is differentiated by its level of experience and background in the industry, including extensive experience in the pain and opioid space. Each of our sales representatives, regional sales managers and area business directors undergoes a formal training program focused on disease background, our products, competitive products and territory management, as well as compliance with applicable laws. Our training program also includes significant ongoing and field-based learning to provide a comprehensive understanding and perspective as to our markets and disease states and the needs of both physicians and patients. As part of our safe use initiatives, commencing in 2014, our incentive compensation program for Zohydro ER will be based upon education and corporate commitment initiatives, rather than a traditional program based upon prescription sales.
In addition to our field sales team, we also have an experienced team of field-based managed markets and trade personnel. This team works closely with our field sales team to engage with third-party payors to ensure and expand reimbursement coverage and patient access for our products and implement pharmacy based educational programs. To date, we have entered into a number of contracts with private health insurers, managed care organizations, government entities and other third-party payors that provide coverage for our products.
We are supporting this field based organization with an internal team which includes product management, communications, commercial analytics and sales operations staff. This team is focused on the implementation of a variety of marketing programs to educate customers, which include direct-to-physician educational and promotional materials, speaker programs, direct-to-patient educational resources, digital media, participation in selected medical conventions and reimbursement support programs.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including larger, well established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. We face competition not only in the commercialization of Sumavel DosePro, Zohydro ER or any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, but also for the in-licensing or acquisition of additional product candidates, and the out-licensing of our DosePro drug delivery technology.
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
In addition to those migraine therapeutics, there are other marketed non-triptan migraine therapeutics such as Cambia sold by Depomed, Inc. In addition, Allergan, Inc., is now marketing BOTOX botulinum toxin for the treatment of chronic migraine. We also face competition from generic sumatriptan oral tablets and sumatriptan injection, now marketed in the United States as an authorized generic of the Imitrex STATdose System, or Imitrex STATdose, by Par Pharmaceutical Companies, Inc. In addition, in June 2010, the FDA approved Alsuma (sumatriptan injection), a needle-based autoinjector which was developed and is manufactured and marketed by Pfizer and its subsidiary, Meridian Medical Technologies, Inc.. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies, and most recently, the FDA granted approval for a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited in June 2011 and from Dr. Reddy's Laboratories Ltd. in January 2014. Although these products may not be directly substituted for Sumavel DosePro, generic versions of sumatriptan injection and alternative autoinjector forms of sumatriptan injection may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients.
In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several product candidates for the treatment of migraine under development by large pharmaceutical companies such as GSK, Merck & Co. and Avanir Pharmaceuticals, Inc. In addition, Teva Pharmaceutical Industries Ltd. intends to launch its migraine patch, Zecuity, in 2014.
Zohydro ER
Zohydro ER competes against other marketed branded and generic pain therapeutics. Opioid therapeutics generally fall into two classes: codeines, which include oxycodones and hydrocodones, and morphines. Zohydro ER is a hydrocodone, the most commonly prescribed opioid in the United States, and Zohydro ER competes with therapeutics within both the codeine and morphine classes. These therapeutics include both Schedule II and Schedule III controlled substance products being marketed by companies such as Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Actavis, Inc. On February 27, 2014, the DEA issued notice of proposed rulemaking to reschedule hydrocodone combination products from Schedule III to Schedule II, but we cannot predict the timeframe in which the rule may become final and when, if ever, these products will be required to comply with Schedule II requirements. Zohydro ER is already a Schedule II product.
Zohydro ER will also compete with a significant number of opioid product candidates under development, including abuse deterrent and tamper resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates, which include abuse deterrent and tamper resistant formulations, being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro ER may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of NSAIDs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira, Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceutics International Inc., Nektar Therapeutics, Pfizer and QRxPharma Ltd.
Relday
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, Zyprexa Relprevv marketed by Eli Lilly & Company, and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, Endo Health Solutions Inc., Laboratorios Farmaceuticos Rovi SA, Novartis AG, and Reckitt Benckiser Group plc, each of which has announced they are developing long-acting antipsychotic product candidates.
DosePro Technology
Traditional needle and syringe remain the primary method for administering subcutaneous injections. The injectable drug market is increasingly adopting new injection systems including pre-filled syringes, pen injectors and autoinjector devices. The majority of these devices, however, still employ a needle. We will compete with companies operating in the needle-based drug delivery market. These companies include, but are not limited to, Becton, Dickinson and Company, Owen Mumford Ltd. and Ypsomed AG. Additional competition may come from companies focused on out-licensing needle-free technology including Antares Pharma Inc. and Bioject Inc., which have commercialized gas- or spring-driven, multiple-use, patient-filled, needle-free injectors, primarily for injecting human growth hormone or insulin for diabetes. Other companies may also be developing single-use, pre-filled, needle-free delivery systems. We also may experience future competition from alternative delivery systems which bypass the need for an injection, including inhaled, nasal, sublingual or transdermal technologies.
Distribution
We primarily sell Sumavel DosePro and Zohydro ER to wholesale pharmaceutical distributors, who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation, individually comprised 30.5%, 30.3% and 16.6%, respectively, of our total gross sales of Sumavel DosePro for the year ended December 31, 2013. In addition, CVS.com, who purchases from us directly, individually comprised 14.6% of our total gross sales of Sumavel DosePro for the year ended December 31, 2013.
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

Manufacturing
Sumavel DosePro and our DosePro technology are manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in the United Kingdom, Germany, Ireland and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the DosePro system. FDA regulations require that materials be produced under current Good Manufacturing Practice, or cGMP, or Quality System Regulations, or QSR, as required for the respective unit operation within the manufacturing process. Manufacturing equipment specific to the production of critical DosePro components and assemblies was developed and purchased by us and the prior owners of the DosePro technology and is currently owned by us.
We manage the supply chain for Sumavel DosePro, consisting of the DosePro system and the active pharmaceutical ingredient, or API, internally with experienced operations professionals, including employees residing in the United Kingdom who oversee European contract manufacturing operations. We have entered into supply agreements relating to Sumavel DosePro with our critical contract manufacturers, most component fabricators and secondary service providers to secure commercial supply for Sumavel DosePro and expect manufacturing capacity to adequately support our projected Sumavel DosePro demand through 2014. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro system is currently the sole qualified source of their respective components. If demand exceeds our expectation in 2015 and beyond, we may be required to expand the capacity of some of our existing contract manufacturers and suppliers or qualify new manufacturers or suppliers.
DosePro systems intended for clinical trials of DosePro-based products other than Sumavel DosePro are provided by using the existing manufacturing infrastructure, supplemented with clinical scale aseptic fill/finish as appropriate for the stage and scale of the product under clinical development.
Alkermes Pharma Ireland Limited, or APIL, an affiliate of Alkermes, is the exclusive manufacturer and supplier (subject to certain exceptions) for Zohydro ER under the terms of our commercial manufacturing and supply agreement described below.
The following are manufacturing and supply arrangements and agreements that we believe are material to the ongoing operation of our business.
Patheon UK Limited
In November 2008, we entered into a manufacturing services agreement with Patheon UK Limited, or Patheon, located in Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. Under the terms of the agreement, Patheon serves as our exclusive manufacturer for the aseptic capsule assembly, filling and inspection, final system assembly and packaging of Sumavel DosePro, as well as other manufacturing and support services. The agreement had an initial five-year term, which expired October 31, 2013. In February 2013, we entered into a new manufacturing services agreement with Patheon to replace our original manufacturing services agreement upon its expiration. The new manufacturing services agreement had a termination date of April 31, 2015. In August 2013, we entered into an amendment to the new manufacturing services agreement, or the amended services agreement, with Patheon which replaced our original manufacturing services agreement upon its expiration. The amended services agreement has similar terms to the original agreement and will expire on April 30, 2016. The parties may mutually agree in writing to renew the agreement for additional terms prior to the expiration of the then-current term.
Although we are not required to have any minimum quantity of Sumavel DosePro manufactured under the agreement, we have agreed to provide Patheon with forecasts of the required volumes of Sumavel DosePro we need, and we are required to pay Patheon a monthly manufacturing fee of £311,000, or approximately $513,000 (based on the exchange rate as of December 31, 2013), through October 2013 and a monthly manufacturing fee of £409,000, or approximately $674,000 (based on the exchange rate as of December 31, 2013), from November 1, 2013 through the remaining term of the amended services agreement, aggregating to £11,452,000, or approximately $18,882,000, over the remaining amended term. Under the agreement, we are also required to pay support and service fees, with the level of service fees increasing if annual production exceeds a specified volume.
Under the amended services agreement, either party may terminate the agreement (1) upon specified written notice to the other party, (2) upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within a specified period following receipt of written notice of such breach, and (3) immediately upon written notice to the other party in the event that the other party is declared insolvent or bankrupt by a court of competent jurisdiction, a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or the agreement is assigned by such other party for the benefit of creditors. Patheon may also terminate the agreement upon specified written notice if we assign the agreement to certain specified parties.
Nypro Limited
Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro system pursuant to purchase orders. We do not currently have a long-term commercial supply agreement with Nypro.
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
Alkermes Pharma Ireland Limited
In November 2012, we entered into a commercial manufacturing and supply agreement for Zohydro ER finished commercial product with APIL. Under the agreement, APIL is the exclusive manufacturer and supplier to us, subject to certain exceptions, of Zohydro ER. We must purchase all of our requirements of Zohydro ER, subject to certain exceptions, from APIL.
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

Collaborations, Commercial and License Agreements
Mallinckrodt LLC Co-Promotion Agreement
In June 2012, we entered into a co-promotion agreement with Mallinckrodt. Under the terms of the agreement, Mallinckrodt was granted a co-exclusive right (with us) to promote Sumavel DosePro in the United States and we remained responsible for the manufacture, supply and distribution of commercial product for sale in the United States. Mallinckrodt’s sales team began selling Sumavel DosePro to its customer base of prescribers in August 2012. Mallinckrodt committed to a minimum number of sales representatives for the initial term of the agreement, which was to run through June 30, 2014. In January 2014, we entered into a termination and amendment to the co-promotion agreement, whereby the agreement terminated on January 31, 2014. We assumed full responsibility for the commercialization of Sumavel DosePro in February 2014.
In partial consideration of Mallinckrodt’s sales efforts, we paid Mallinckrodt a service fee on a quarterly basis that represented a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt’s prescriber audience over a baseline amount of net sales to the same prescriber audience. In addition, following completion of the co-promotion term in January 2014, we are required to pay Mallinckrodt a one-time tail payment calculated as a fixed percentage of net sales from the Mallinckrodt targeted prescriber audience during the 12-month period ending on January 31, 2015.
Altus Formulation Inc. Development and Option Agreement
In November 2013, we entered into a development and option agreement with Altus Formulation Inc., or Altus. Under the agreement, Altus is responsible for the development of abuse deterrent formulations of hydrocodone using Altus’ Intellitab™ drug delivery platform and will be reimbursed by us for its development efforts on the product. We are responsible for the conduct of the clinical development of the product. We paid a non-refundable upfront fee to Altus of $0.8 million and we are also obligated to pay Altus up to $3.5 million in total future milestone payments upon the achievement of various development and regulatory milestones. The term of the development agreement will end upon expiration of the earlier of (1) the date upon which an NDA or similar application for regulatory approval is submitted by us for an Altus abuse deterrent formulation of hydrocodone, or (2) November 1, 2016.
Pursuant to the development agreement, we were granted an option to obtain an exclusive, royalty-bearing license, with the right to sublicense, to certain Altus intellectual property rights to make, have made, use, sell, have sold, offer for sale and import an abuse deterrent formulation of hydrocodone for the treatment or relief of pain in the United States. However, we will need to obtain the consent of Alkermes or otherwise amend our license agreement with Alkermes for Zohydro ER in order to exercise the option and ultimately commercialize an Altus abuse deterrent formulation of hydrocodone. If we exercise this option, Altus will be eligible to receive additional regulatory and sales milestones and a royalty based on net sales of the licensed product.
Valeant Pharmaceuticals North America LLC Co-Promotion Agreement
On June 27, 2013, we entered into a co-promotion agreement with Valeant. Under the terms of the agreement, we were granted the exclusive right (with Valeant or any of its affiliates) to promote Migranal to a prescriber audience of physicians and other health care practitioners in the United States. Our sales team began promoting Migranal to prescribers in August 2013. The term of the agreement will run through December 31, 2015 (unless otherwise terminated), and can be extended by mutual agreement of the parties in additional 12-month increments. Valeant remains responsible for the manufacture, supply and distribution of Migranal for sale in the United States. In addition, Valeant will supply us with a specified amount of product samples every six months, and we will reimburse Valeant for the cost of additional samples and any promotional materials that we order.
In partial consideration of our sales efforts, Valeant pays us a co-promotion fee on a quarterly basis that represents specified percentages of net sales generated by us over defined baseline amounts of net sales, or the Baseline Forecast and Adjusted Baseline Forecast. In addition, upon completion of the co-promotion term, and only if the agreement is not terminated by Valeant due to a bankruptcy event (as defined in the agreement) or a material failure by us to comply with our material obligations under the agreement, Valeant will be required to pay us an additional tail payment calculated as a fixed percentage of our net sales over the Baseline Forecast (or Adjusted Baseline Forecast) during the first full six months following the last day of the term.
We may terminate the agreement in the event of a Valeant supply failure (as defined in the agreement) or material product recall, or if the net sales price in a fiscal quarter is less than a specified percentage of the net sales price in the immediately preceding quarter, if the reduction in such net sales price would have a material adverse effect on our financial return as a result of performance of our obligation under the agreement.

Either party may terminate the agreement with six months' notice. Either party may terminate the Valeant Agreement with 30 days' prior notice if our net sales within a fiscal quarter fall below the Baseline Forecast (or Adjusted Baseline Forecast) for one or more fiscal quarters, or following the commercial introduction of a generic product to Migranal promoted or otherwise commercialized by a third party in the United States. In addition, either party may terminate the agreement in the event of a change of control of itself or the other party (upon 90 days' prior written notice), upon any action taken or objection raised by governmental authority that prevents either party from performing its obligations under the agreement, upon the filing of an action alleging patent infringement, in connection with the material breach of the other party's material obligations, or if a bankruptcy event of the other party occurs.
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
Under the agreement, Astellas paid us upfront and milestone payments in an aggregate amount of $20.0 million. Astellas is not obligated to pay us any additional milestone payments. In consideration for Astellas’ performance of its commercial efforts, we were required to pay Astellas a service fee on a quarterly basis that represents a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to the Astellas Segment. Astellas was not compensated for Sumavel DosePro sales to neurologists, any other prescribers not included in the Astellas Segment or for non-retail sales. In addition, following completion of the co-promotion term in March 2012, we were required to pay Astellas one annual tail payment in July 2013 and are required to pay Astellas another tail payment in July 2014, calculated as decreasing fixed percentages (ranging from a mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment during the 12 months ended March 31, 2012.
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
Desitin License and Distribution Agreement
In March 2008, we entered into a licensing and distribution agreement with Desitin. Under the terms of the agreement, we granted Desitin the exclusive right under our intellectual property rights related to Sumavel DosePro to develop, use, distribute, sell, offer for sale, and import Sumavel DosePro and any potential modified versions of Sumavel DosePro in the European Union, Norway, Switzerland and Turkey. In August 2013, we entered into an amendment to the licensing and distribution agreement, whereby the agreement terminated on October 1, 2013.
Under the agreement, Desitin had the right, but with the exception of Germany not the obligation, at its own expense, to develop, obtain marketing approval and commercialize Sumavel DosePro in the European Union, Norway, Switzerland and Turkey. In addition, Desitin had a right of first refusal on the commercialization of any potential line extensions of Sumavel DosePro. We manufactured and supplied the product to Desitin for commercial sale in the licensed territories. Desitin paid us a specified transfer price for commercial product and a low single-digit percentage royalty on net sales of the product. The marketing authorization for Sumavel DosePro was withdrawn in Sweden, Norway, France and the United Kingdom as of December 31, 2013.
Alkermes License Agreement (formerly Elan Pharma International Limited)
In November 2007, we entered into a license agreement with Alkermes, which was amended in September 2009. Under the terms of this license agreement, Alkermes granted to us an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Alkermes, to certain Alkermes intellectual property rights related to our Zohydro ER product. The agreement grants us the exclusive right under certain Alkermes patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enables us to exclusively develop and sell Zohydro ER in the United States. Alkermes has retained the exclusive right to take action in the event of infringement or threatened infringement by a third party of Alkermes’ intellectual property rights under the agreement. We have the right to pursue an infringement claim against the alleged infringer should Alkermes decline to take or continue an action.
Under the terms of the agreement, the parties agreed that, subject to the negotiation of a supply agreement, Alkermes, or an affiliate of Alkermes, would have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro ER to us under agreed upon financial terms. As discussed above, in November 2012, we entered into a commercial manufacturing and supply agreement for Zohydro ER finished commercial product with APIL, under which APIL is the exclusive manufacturer and supplier to us, subject to certain exceptions, of Zohydro ER.
Alkermes also granted to us, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to us, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.
Under the license agreement, we paid an upfront fee to Alkermes of $0.5 million. We paid additional milestone payments to Alkermes in the amount of $0.8 million in August 2011 in connection with the completion of the treatment phase of our pivotal efficacy Phase 3 clinical trial, Study 801, and $1.0 million upon submission of the first NDA to the FDA in May 2012. Further, we paid Alkermes $2.75 million in milestone payments upon the FDA's approval of Zohydro ER in October 2013. We are also required to pay a mid single-digit percentage royalty on net sales of the product for an initial royalty term equal to the longer of the expiration of Alkermes’ patents covering the product in the United States, or 15 years after commercial launch, if Alkermes does not have patents covering the product in the United States. After the initial royalty term, the license agreement will continue automatically for three-year rolling periods during which we will continue to pay royalties on net sales of the product at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.
Either party may terminate the agreement upon a material, uncured default or certain insolvency events of the other party or upon 12 months’ written notice prior to the end of the initial royalty term or any additional three-year rolling period. We may also terminate the agreement, with or without cause, at any time upon 12 months’ prior written notice , or if the sale of Zohydro ER is prohibited by regulatory authorities.
Aradigm Corporation Asset Purchase Agreement
In August 2006, we entered into an asset purchase agreement with Aradigm. Under the terms of the agreement, Aradigm assigned and transferred to us all of its right, title and interest to tangible assets and intellectual property related to the DosePro needle-free drug delivery system. Aradigm also granted to us a non-exclusive, fully paid, worldwide, perpetual, irrevocable, transferable, sublicensable license under all other intellectual property of Aradigm that was owned, controlled or employed by Aradigm prior to the closing of the asset purchase and that is necessary or useful to the development, manufacture or commercialization of the DosePro delivery system. Aradigm also retained a worldwide, royalty-free, non-exclusive license, with a right to sublicense, under all transferred intellectual property rights solely for purposes of the pulmonary field, and we granted Aradigm a license under other intellectual property rights solely for use in the pulmonary field.
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
Needle-free Drug Delivery Technologies
Sumavel DosePro is a drug-system combination that subcutaneously delivers sumatriptan utilizing our proprietary needle-free drug delivery system to treat migraine and cluster headache. Our patent portfolio is directed to various types and components of needle-free and other drug delivery systems. As of February 1, 2014, we have 22 issued U.S. patents, 12 pending U.S. patent applications, 61 issued foreign patents and 35 pending foreign patent applications. Of the above, we have 18 issued U.S. patents, 3 pending U.S. patent applications, 51 issued foreign patents and 2 pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology.
Our issued U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector system, and is expected to expire in 2014. We have a corresponding patent in Canada, and two each in Germany, Spain, France, United Kingdom, Italy and Japan, which are all expected to expire in 2014. Our issued U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium, and is expected to expire in 2016. We have corresponding patents (one each in Canada, Germany, France, United Kingdom and Japan), which are all expected to expire in 2015. Our issued U.S. Patent No. 6,135,979 covers a needleless injector with particular safety mechanisms, and is expected to expire in 2017. We have corresponding patents in Germany, France, United Kingdom and Japan, which are all expected to expire in 2016. Our issued U.S. Patents Nos. 7,776,007 and 8,287,489 each cover systems with a cap and latch mechanism, and are expected to expire in 2026 and 2024, respectively. We have a corresponding patent in Japan. Our issued U.S. Patent Nos. 7,901,385 and 8,267,903 encompass various embodiments of the casing for enclosing the injection systems, and are expected to expire in 2026 and 2023. We have corresponding patents in Australia, Canada, Germany, Spain, France, United Kingdom, Italy, and Japan. Our issued U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 correspond to methods of reducing breakage of glass capsules used in the system, and are expected to expire in 2023, 2025 and 2022, respectively. We have corresponding patents in

Canada, Germany, France, United Kingdom and Japan. Our U.S. Patent No. 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the system used in Sumavel DosePro and expires in 2022. We have corresponding patents in Canada, Germany, France and the United Kingdom, and two in Japan. Our U.S. Patent No. 8,491,524 relates to a drug capsule filled with a formulation purged with an inert gas and expires in 2022. U.S. Patents 5,891,086; 5,957,886; 6,135,979; 7,776,007; 7,901,385; 8,267,903; 8,118,771; 8,241,243; 8,241,244; 8,287,489; and 8,343,130 are listed in the FDA Orange Book for Sumavel DosePro.
We also have three U.S. Patents Nos., 7,150,297, 6,554,818 and 6,280,410, and one each in Canada and Japan, and two each in Germany, France and the United Kingdom corresponding to methods of filling needle-free injector capsules and the filled capsules, such as those used in the manufacture of Sumavel DosePro. These U.S. patents are expected to expire in 2022, 2017 and 2017, respectively.
We also have three U.S. Patents Nos. 6,174,304, 6,681,810 and 6,251,091, and one in Japan corresponding to needle-free injector drug capsules as well as methods and adaptors for filling capsules with liquid drug, such as those used in the manufacture of Sumavel DosePro. These U.S. patents are expected to expire in 2022, 2025 and 2016, respectively.
Our remaining issued patents, pending U.S. patent applications and pending foreign patent applications are not currently used in Sumavel DosePro, but may be used with alternate versions of, or future product candidates utilizing, our DosePro technology.
We do not have patent protection for Sumavel DosePro in a significant number of countries, including large territories such as India, Russia and China, and accordingly we are not able to use the patent system to provide for market exclusivity in those countries. Additionally, the eleven U.S. patents listed in the FDA Orange Book for Sumavel DosePro expire on various dates between 2014 and 2026. Upon expiration, we will lose certain advantages that come with Orange Book listing of patents and will no longer be able to prevent others in the U.S. from practicing the inventions claimed by the eleven patents.
Zohydro ER
Zohydro ER is an oral version of an opioid pain reliever, which is designed to offer an extended-release profile that utilizes Alkermes’ proprietary SODAS delivery system. Our in-licensed patents from Alkermes relating to Zohydro ER are expected to expire in 2019. U.S. Patent Nos. 6,902,742 and 6,228,398 relating to Zohydro ER cover a modified release composition containing hydrocodone and are expected to expire in November 2019. Pending U.S. Patent No. 2006/0240105, if granted, is also expected to expire in November 2019. Upon the expiration of these patents, we or Alkermes, as applicable, will lose the right to exclude others from practicing the claimed inventions.
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
Government Regulation
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FFDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice regulations;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical trial site before a trial may be initiated at the site;

•
performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP regulations, to establish the safety and efficacy of the proposed drug product for each intended use;

•
satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations, and for devices and device components, the QSR, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	submission to the FDA of an NDA;

•	satisfactory review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA.
The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Pre-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places a trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
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
Clinical trials involve the administration of an investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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
For some drugs, the FDA may determine that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug, and may require submission of a REMS as a condition of approval. Under federal law, the submission of an NDA is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional necessary information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and may be subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission has been accepted for filing, the FDA begins an in-depth substantive review.
The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. In December 2012, the FDA convened an advisory committee that voted 2-11 (with 1 abstention) against the approval of Zohydro ER. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. The final decision regarding NDA approval is made by the FDA, as evidenced by the fact that although an advisory committee voted against the approval of Zohydro ER in December 2012, the FDA approved Zohydro ER in October 2013. In addition, for combination products like Sumavel DosePro or future product candidates utilizing the DosePro technology, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health, which may complicate or prolong the review.
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
After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter, or it may issue a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the development of additional data or conduct of additional pre-clinical studies and clinical trials.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. There also are extensive U.S. Drug Enforcement Administration, or DEA, regulations applicable to marketed controlled substances.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP or QSR requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or QSR and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP or QSR compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market, though the FDA must provide an application holder with notice and an opportunity for a hearing in order to withdraw its approval of an application. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion of drug and device products that are placed on the market. While physicians may prescribe drugs and devices for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and associated FDA regulations, which governs the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs. With the enactment of the Drug Quality and Security Act in November 2013, drug manufacturers will also be subject to new requirements for identifying and tracking prescription drugs as they are distributed in the United States. The requirements of the new law will be phased in over a ten-year period, including requirements for unique product identifiers and provision of product handling information to the FDA.
The FDA may require post-approval studies and clinical trials if the FDA finds they are appropriate based on scientific data, including information regarding related drugs. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. For example, on September 10, 2013, the FDA announced class-wide safety labeling changes, including required new boxed warnings, and new post-market study requirements for all ER/LA opioids intended to treat pain. FDA requires a boxed warning (sometimes referred to as a "Black Box" Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Including the additional warnings FDA added with the class-wide safety labeling changes, Zohydro ER's boxed warnings highlight the product's risk of addiction, abuse, and misue; life-threatening respiratory depression; accidental exposure; neonatal opioid withdrawal syndrome; and interaction with alcohol. Applicable ER/LA opioid marketers, including us, are required to comply with the labeling requirements and conduct post-market studies and clinical trials to assess the known serious risks of misuse, abuse, increased sensitivity to pain (hyperalgesia), addiction, overdose and death. Zohydro ER bears the required labeling and we are currently participating with eight other NDA holders of ER/LA opioid analgesics to address the FDA's post-marketing study requirements.
The FDA also has the authority to require a REMS to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary for a new drug, the drug sponsor must submit a proposed REMS as part of its NDA prior to approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug's benefits continue to outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations and other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy, at a minimum, at 18 months, three years, and seven years after the strategy’s approval.
In February 2009, the FDA informed opioid analgesic drug manufacturers that it would require a class-wide REMS for all long-acting and sustained-release opioid drug products, and as an extended release formulation of hydrocodone, Zohydro ER became subject to the ER/LA opioid REMS upon approval. Pursuant to the FFDCA, the manufacturers subject to this class-wide REMS must work together to implement the REMS as part of a single shared system to reduce the burden of the REMS on the healthcare system. The central component of the ER/LA opioid REMS program is an education program for prescribers and patients. Specifically, the REMS includes a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for healthcare professionals who prescribe the drug; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. The prescriber training required as part of the REMS is conducted by accredited, independent continuing education providers, without cost to the healthcare professionals, under unrestricted grants funded by the opioid analgesic manufacturers. Moreover, REMS assessments must be submitted on an annual basis to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified.
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
Section 505(b)(2) New Drug Applications
An applicant may submit an NDA under Section 505(b)(2) of the FFDCA to seek approval for modifications or new uses of products previously approved by the FDA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s previous findings of safety and effectiveness for an approved product based on the prior pre-clinical or clinical studies conducted for the approved product. The FDA may also require companies to perform new studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
To the extent that a Section 505(b)(2) NDA relies on studies conducted for a previously approved drug product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's current list of "Approved Drug Products with Therapeutic Equivalence Evaluations," known as the Orange Book. Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. If the applicant does not challenge the listed patents through a Paragraph IV certification, the Section 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) NDA application also will not be accepted or approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in the Orange Book for the referenced product, has expired.
If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the referenced NDA and patent holders once the 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge based on the Paragraph IV certification. Under the FFDCA, if a patent infringement lawsuit is filed against the 505(b)(2) NDA applicant within 45 days of receipt of the Paragraph IV certification notice, an automatic stay of approval is imposed, which prevents the FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court decision or settlement finding that the patent is invalid, unenforceable or not infringed, whichever is earlier. The court also has the ability to shorten or lengthen the 30 month stay if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the 505(b)(2) NDA applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized.
The 505(b)(2) NDA applicant may be eligible for its own regulatory exclusivity period, such as three-year new product exclusivity. The first approved 505(b)(2) applicant for a particular condition of approval, or change to a marketed product, such as a new extended release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA is precluded from making effective any other application for the same condition of use or for a change to the drug product that was granted exclusivity until after that three-year exclusivity period has run. Additional exclusivities may also apply, such as an added six-month pediatric exclusivity period based on studies conducted in pediatric patients under a written request from the FDA.
Additionally, the 505(b)(2) NDA applicant may list its own relevant patents in the Orange Book, and if it does, it can initiate patent infringement litigation against subsequent applicants that challenge such patents, which could result in a thirty-month stay delaying those applicants.
DEA Regulation
One of our products, Zohydro ER, is regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.
The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Zohydro ER, our proprietary oral, extended-release version of hydrocodone, is listed by the DEA as a Schedule II controlled substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use is subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.
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
The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or losses of any controlled substance, and authorization must be obtained to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because Zohydro ER, an oral, extended-release version of hydrocodone, is regulated as a Schedule II controlled substance, it is subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including hydrocodone for use in manufacturing Zohydro ER. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our contract manufacturers’ quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our contract manufacturers’ quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
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
In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the TRICARE, Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult. In addition, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes, as discussed below. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers were required to begin data collection on August 1, 2013 and are required to report such data to the government by March 1, 2014 and by the 90th day of each calendar year thereafter. Such information will be made publicly available on or before September 30, 2014.
In addition, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Also, certain states have imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.
Healthcare Privacy and Security Laws
We may be subject to, or our marketing activities may be limited by, HIPAA, and its implementing regulations, including the final omnibus rule published on January 25, 2013, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
Third-Party Payor Coverage and Reimbursement
The commercial success of Sumavel DosePro, Zohydro ER and our product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.
Changes in third-party payor coverage and reimbursement rules can impact our business. For example, the PPACA changes include increased rebates a manufacturer must pay to the Medicaid program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 50% point-of-sale discounts on products covered under Part D. Further, the law imposes a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with health care practitioners. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs.
Moreover, other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for Sumavel DosePro, Zohydro ER and our product candidates and to operate profitably.
In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.
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
Employees
As of December 31, 2013, we employed 114 full-time employees. Of the full-time employees, 74 were engaged in sales and marketing, 7 were engaged in manufacturing operations, 16 were engaged in product development, quality assurance and clinical and regulatory activities and 17 were engaged in general and administrative activities (including business and corporate development). We expanded resources across all departments to approximately 235 full-time employees prior to the launch of Zohydro ER on March 3, 2014. This expansion was focused on increasing our commercial functions to approximately 190 employees, including sales, marketing, managed markets, commercial analytics and trade teams. This expansion included an increase in our field sales personnel to approximately 165 employees to support broader reach to pain specialists.
None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize TriNet Employer Group, Inc., an employer services company, to provide human resource services. TriNet Employer Group is the employer of record for payroll, benefits, employee relations and other employment-related administration.
Research and Development
The Company invested $12.8 million, $21.4 million and $33.0 million in research and development in the years 2013, 2012 and 2011, respectively.
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
We were organized in 2006, began commercialization of Sumavel DosePro in January 2010 and launched the commercial sale of Zohydro ER in the United States on March 3, 2014. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies commercializing new products.
We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the years ended December 31, 2013, 2012 and 2011, we incurred net losses of $80.9 million, $47.4 million and $83.9 million, respectively, our net cash used in operating activities was $44.9 million, $52.2 million and $80.5 million, respectively, and, at December 31, 2013, our accumulated deficit was $410.2 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with our efforts to commercialize Zohydro ER, the clinical development for Relday, required post-market testing for Zohydro ER, additional development activities with respect to Zohydro ER, including the development of an abuse deterrent formulation of Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro and Zohydro ER. Our ability to generate revenues from Sumavel DosePro, Zohydro ER or any of our product candidates will depend on a number of factors including, in the case of Sumavel DosePro and Zohydro ER, the factors described in risk factors below and, in the case of our product candidates, including Relday and an abuse deterrent formulation of Zohydro ER, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable and it is possible we will never become profitable. If we do not increase sales of Sumavel DosePro or successfully commercialize Zohydro ER or any of our product candidates that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects and could result in our inability to continue operations.

We will require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011, July 2012 and November 2013, and borrowings under financing agreements. In addition, we have funded our operations through the proceeds from sales and issuances of our common stock pursuant to a controlled equity offering program that we established on March 27, 2013 with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we issued 6.8 million shares of our common stock at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $10.8 million. Our controlled equity offering sales agreement with Cantor terminated on November 16, 2013.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2013, and our projected product revenues from Sumavel DosePro and Zohydro ER, will be sufficient to fund our operations through 2014. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

•	maintain our sales and marketing activities for Zohydro ER and Sumavel DosePro;

•
fund our operations and fund required post-market testing of Zohydro ER and additional development activities with respect to Zohydro ER, including the development of an abuse deterrent formulation of Zohydro ER, as well as further development of Relday and development of any other product candidate to support potential regulatory approval;

•	commercialize any of our product candidates or any products or product candidates that we may develop, in-license or otherwise acquire, if any such product candidates receive regulatory approval; and

•	qualify secondary sources for the manufacturing of Sumavel DosePro.
In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Sumavel DosePro and Zohydro ER;

•	the costs of maintaining our sales and marketing infrastructure or establishing distribution capabilities;

•	the timing of regulatory approval, if granted, of any product candidates and the commercial success of any approved products;

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
In its report on our consolidated financial statements for the year ended December 31, 2013, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans.
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
In its report accompanying our audited consolidated financial statements for the year ended December 31, 2013, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and lack of sufficient working capital raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.
We are largely dependent on the commercial success of Sumavel DosePro and Zohydro ER, and although we have generated revenue from sales of Sumavel DosePro, we may never significantly increase these sales or become profitable.
Our ability to generate revenues and become profitable will depend in large part on the commercial success of our approved products, Sumavel DosePro and Zohydro ER. We launched the commercial sale of Sumavel DosePro in the United States in January 2010 and Zohydro ER in the United States on March 3, 2014. The commercial success of our products depends on several factors, including our ability to:

•	successfully maintain and increase market demand for, and sales of, Sumavel DosePro through our sales and marketing efforts;

•	successfully launch and educate prescribers on safe use initiatives for Zohydro ER through our own marketing and sales activities;

•	obtain greater acceptance of Sumavel DosePro by physicians and patients;

•	create market demand for Zohydro ER through our own marketing and sales activities, and any other arrangements to promote this product that we may later establish;

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
We cannot be certain that our continued marketing of Sumavel DosePro will result in increased demand for, and sales of, the product. For example, we have at certain times experienced a reduction in total and new prescriptions month over month. If we are unable to successfully maintain and increase sales of Sumavel DosePro, or we are unable to successfully commercialize Zohydro ER, we may be unable to generate sufficient revenues to grow or sustain our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.
Our efforts to successfully commercialize Zohydro ER are subject to many internal and external challenges, and if we cannot overcome these challenges in a timely manner, our future revenues and profits could be materially and adversely impacted.
As Zohydro ER is a newly marketed drug, none of the members of our sales force had ever promoted Zohydro ER prior to its launch on March 3, 2014. As a result, we are required to expend significant time and resources to train our sales force to in promoting Zohydro ER with pain specialists and other customers. In addition, we also must train our sales force to ensure that a consistent and appropriate message about Zohydro ER is being delivered to potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Zohydro ER and its proper administration, our efforts to successfully commercialize Zohydro ER could be put in jeopardy, which could have a material adverse effect on our business, financial condition and results of operations.
In addition to extensive internal efforts, the successful commercialization of Zohydro ER will require pain specialists and other customers, over whom we have no control, to decide to utilize Zohydro ER. Because Zohydro ER is a new drug with no track record of sales in the United States prior to March 3, 2014, any inability to timely supply Zohydro ER to our customers, or any unexpected side effects that develop from use of the drug, particularly early in product launch, may lead pain specialists and other customers to not accept Zohydro ER as a viable treatment alternative.
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
The commercial success of Sumavel DosePro, Zohydro ER, and, if approved, Relday, or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved products by third-party payors are also necessary for commercial success. The degree of market acceptance of Sumavel DosePro, Zohydro ER and any product candidates for which we may receive regulatory approval will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	the clinical indications for which a product is approved;

•	in the case of Zohydro ER and product candidates that are controlled substances, the U.S. Drug Enforcement Administration, or DEA, scheduling classification;

•	availability and perceived advantages of alternative treatments;

•	any negative publicity related to our or our competitors’ products;

•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient third-party payor coverage and reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party payor coverage.
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
In addition, products used to treat and manage pain, especially in the case of opioids like Zohydro ER, are from time to time subject to negative publicity, including political influences, illegal use, overdoses, abuse, diversion, serious injury and death. For example, in November 2013, eight members of Congress submitted a letter to Department of Health and Human Services Secretary, Kathleen Sebelius, urging reconsideration of the FDA approval of Zohydro ER, and in December 2013, a bipartisan coalition of attorneys general from 29 states and territories submitted a letter to FDA Commissioner, Margaret Hamburg, with the same request. While we do not believe that the FDA will revoke its Zohydro ER approval, and in any event, would have to provide us with notice and opportunity for a hearing first, such negative publicity could negatively affect our ability to market Zohydro ER and any opioid analgesic product candidates for which we may seek approval in the future. Moreover, as part of its own initiatives to address the safety risks associated with opioid analgesics, in September 2013, the FDA announced class-wide safety labeling changes, including required new boxed warnings, and new post-market study requirements for all ER/LA opioid analgesics intended to treat pain. Because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, the FDA determined that these drugs should be reserved for management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In addition, the FDA required the drug companies that make these drugs to conduct further studies and clinical trials to assess the known serious risks of misuse, abuse, increased sensitivity to pain (hyperalgesia), addiction, overdose and death. The scope and design of these required additional studies and clinical trials are under development and the related cost is currently unknown, which could negatively affect our business.

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
Our efforts to educate the medical community and third-party payors on the benefits of Sumavel DosePro, Zohydro ER and, if approved, Relday or any of our other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from these products to become or remain profitable.
Our business and operations would suffer in the event of system failures.
Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have in the past experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval and post-market study compliance efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our products and product candidates, warehouse and distribute Sumavel DosePro and Zohydro ER, and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Sumavel DosePro and Zohydro ER and development of Relday or any of our other product candidates could be delayed.
Our short operating history makes it difficult to evaluate our business and prospects.
We commenced our operations on August 25, 2006. Our operations to date have been limited to organizing and staffing our company, scaling up manufacturing operations with our third-party contract manufacturers, building a sales and marketing organization, conducting product development activities for our products and product candidates, in-licensing rights to Zohydro ER and Relday, commercializing Sumavel DosePro and preparing to commercialize Zohydro ER. In January 2010, we launched Sumavel DosePro and began generating revenues. We recently launched Zohydro ER on March 3, 2014. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
We depend on wholesale pharmaceutical distributors for retail distribution of Sumavel DosePro and Zohydro ER, and if we lose any of our significant wholesale pharmaceutical distributors, our business could be harmed.
The majority of our sales of Sumavel DosePro and Zohydro ER are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation, individually comprised 30.5%, 30.3% and 16.6%, respectively, of our total gross sales of Sumavel DosePro for the year ended December 31, 2013. Sales to these wholesale pharmaceutical distributors may result in substantial fluctuations in our results of operations from period to period and the loss of any of these wholesale pharmaceutical distributors' accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Our sales can be greatly affected by the inventory levels our wholesalers carry. We monitor wholesaler inventory of Sumavel DosePro and Zohydro ER using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive inventory level reports. For most other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our wholesalers. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.
We face intense competition, including from generic products, and if our competitors market and/or develop treatments for migraine, pain or psychotic disorders that are marketed more effectively, approved more quickly than our product candidates or demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including larger, well-established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. Many large, well-capitalized companies offer products in the United States that compete with Sumavel DosePro. Sumavel DosePro currently competes with branded products in the triptan class such as Imitrex and Treximet marketed by GlaxoSmithKline, or GSK, as well as six other branded triptan therapies being sold by AstraZeneca plc, Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Merck & Co., Inc., and Pfizer Inc. In addition to those migraine therapeutics, there are other marketed non-triptan migraine therapeutics such as Cambia sold by DepoMed, Inc. In addition, Allergan, Inc., is now marketing BOTOX botulinum toxin for the treatment of chronic migraine. We also face competition from generic sumatriptan oral tablets and sumatriptan injection, now marketed in the United States as an authorized generic of the Imitrex STATdose System, or Imitrex STATdose, by Par Pharmaceutical Companies, Inc. In addition, in June 2010, the FDA approved Alsuma (sumatriptan injection), a needle-based autoinjector which was developed and is manufactured and marketed by Pfizer and its subsidiary, Meridian Medical Technologies. Finally, generic injectable sumatriptan in the form of vials and prefilled syringes is available from a number of pharmaceutical companies, and most recently, the FDA granted approval for a needle-based generic sumatriptan auto-injector from Sun Pharmaceutical Industries Limited in June 2011 and from Dr. Reddy's Laboratories Ltd. in January 2014. Although these products may not be directly substituted for Sumavel DosePro, generic versions of sumatriptan injection and alternative autoinjector forms of sumatriptan injection may reduce the future adoption of Sumavel DosePro by third-party payors and consumers, as financial pressure to use generic products may encourage the use of a generic product over Sumavel DosePro. Sumavel DosePro is currently more expensive on a per dose basis than most of the competing branded and all of the generic triptan products for migraine, which may also limit the coverage and reimbursement by third-party payors, which could adversely affect adoption by physicians and patients.
Zohydro ER competes against other marketed branded and generic pain therapeutics. Opioid therapeutics generally fall into two classes: codeines, which include oxycodones and hydrocodones, and morphines. Zohydro ER is a hydrocodone, the most commonly prescribed opioid in the United States, and Zohydro ER competes with therapeutics within both the codeine and morphine classes. These therapeutics include both Schedule II and Schedule III products (meaning that they are considered controlled substances by the DEA) being marketed by companies such as Endo Pharmaceuticals Holdings Inc., Johnson & Johnson, Mallinckrodt Inc., Pfizer, Purdue Pharma L.P., Teva Pharmaceutical Industries Limited and Actavis, Inc. On February 27, 2014, the DEA issued a notice of proposed rulemaking to reschedule hydrocodone combination products from Schedule III to Schedule II, but we cannot predict the timeframe in which the rule may become final and when, if ever, these products will be required to comply with Schedule II requirements. Zohydro ER is already a Schedule II product.
In addition to already marketed therapeutics, we also face competition from product candidates that are or could be under development by many of the above-mentioned entities and others. For example, there are several products for the treatment of migraine under development by large pharmaceutical companies such as GSK, Merck & Co. and Avanir Pharmaceuticals, Inc. In addition, Teva Pharmaceuticals Industries Limited intends to launch its migraine patch, Zecuity, in 2014. Zohydro ER will also compete with a significant number of opioid product candidates under development, including abuse deterrent and tamper resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single-entity extended-release hydrocodone product candidates, which include abuse deterrent and tamper resistant formulations, being developed by Egalet A/S, Pfizer, Purdue Pharma L.P. and Teva Pharmaceutical Industries Limited. Zohydro ER may also face competition from non-opioid product candidates including new chemical entities, as well as alternative delivery forms of non-steroidal anti-inflammatory drugs. These new opioid and non-opioid product candidates are being developed by companies such as Acura Pharmaceuticals, Inc., Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceutics International, Inc., Nektar Therapeutics, Pfizer and QRxPharma Ltd.
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, and Invega Sustenna marketed by Johnson & Johnson, Zyprexa Relprevv marketed by Eli Lilly & Company, and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, Endo Health Solutions Inc., Laboratorios Farmaceuticos Rovi SA, Novartis AG, and Reckitt Benckiser Group plc, each of which has announced they are developing long-acting antipsychotic product candidates.
We expect Sumavel DosePro, Zohydro ER and, if approved, Relday and any of our other product candidates to compete on the basis of, among other things, product efficacy and safety, time to market, price, patient reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop needle-free injectable products, products to address chronic pain or other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to Zohydro ER and any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have, and the competition we are currently encountering with our Sumavel DosePro product has had and will continue to have, an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.
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

We have been granted three-year Hatch-Waxman exclusivity for Zohydro ER, but can offer no assurance that such exclusivity will effectively prevent or otherwise limit competition from other hydrocodone products, either generic or otherwise.
In addition to patent protection, we will rely, in part, on Hatch-Waxman marketing exclusivity for the commercialization of Zohydro ER in the United States. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments, newly approved drugs may benefit from certain statutory periods of non-patent marketing exclusivity in the United States. Exclusivity provides the holder of an approved application limited protection from new competition in the marketplace for the innovation represented by its approved drug product.
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
While Zohydro ER has been granted three-year Hatch-Waxman exclusivity as the first single-entity hydrocodone product approved for the treatment of chronic pain on the basis of a comprehensive Phase 3 safety and efficacy program, there can be no assurance that such exclusivity will effectively prevent or otherwise limit competition from other hydrocodone products, either generic or otherwise. Such competition by other hydrocodone products, including other 505(b)(2) applications for different conditions of use or other changes to the hydrocodone products that would not be restricted by the three-year exclusivity, could have a significantly negative impact on our future revenues from Zohydro ER.
We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and Zohydro ER and for the clinical supply of Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, Zohydro ER and Relday could be delayed.
While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, Zohydro ER, Relday or any other product candidates. Our DosePro system and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, or Patheon, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In May 2012, Patheon announced plans to wind down or transfer its commercial production capacity for a number of products at this facility over a period of 24 to 36 months. We have identified alternative suppliers for these services and are currently working on a plan to transfer the manufacturing processes that are presently handled by Patheon to a new supplier in advance of the expected closure date of the Swindon, United Kingdom facility. In addition, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro system and Nipro Glass, Germany AG (formerly MGlas AG), located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredient, or API, in our DosePro system. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro system is currently the only qualified source of their respective components. We currently rely on Dr. Reddy's Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. An affiliate of Alkermes, Alkermes Pharma Ireland Limited, or APIL, is the exclusive manufacturer and supplier (subject to certain exceptions) for Zohydro ER. We also outsource all manufacturing and packaging of the clinical trial materials for Relday to third parties.
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

Production capacity to support launch and initial forecast demand for Zohydro ER is installed and has received final packaging qualification. In order to meet future anticipated growth in demand for Zohydro ER, APIL has initiated activities to qualify additional production lines and expand the manufacturing capacity for Zohydro ER. However, if APIL or our other contract manufacturers or suppliers are unable to deliver the required commercial quantities of our products and their various components, the quantities of our product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our products, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.
We may encounter delays in the manufacturing of Sumavel DosePro or fail to generate revenue if our supply of the components of our DosePro drug delivery system is interrupted.
Our DosePro drug delivery system is sourced, manufactured and assembled by multiple third parties across different geographic locations in Europe, including the United Kingdom, Germany and Ireland. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the DosePro system. The components of DosePro include the actuator subassembly, capsule subassembly, and the setting mechanism. The actuator subassembly is comprised of nine individual components which are collectively supplied by six different third-party manufacturers. The capsule subassembly that houses the sterile drug formulation sumatriptan is comprised of five different components also supplied by four third-party manufacturers. Each of these third-party manufacturers is currently the single source of their respective components. If any of these manufacturers is unable to supply its respective component for any reason, including due to violations of the FDA’s Quality System Regulation, or QSR, requirements, our ability to manufacture the finished DosePro system will be adversely affected and our ability to meet the distribution requirements for any product sales of Sumavel DosePro and the resulting revenue therefrom will be negatively affected. Accordingly, there can be no assurance that any failure in any part of our supply chain will not have a material adverse effect on our ability to generate revenue from Sumavel DosePro, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We have increased the size of our organization, and we may experience difficulties in managing and financing such growth.
We recently expanded our managerial, operational and other resources in order to grow, manage and fund our existing business and support the commercialization of Zohydro ER. We expanded resources for all commercial functions to approximately 190 employees prior to launch, including sales marketing, managed markets, commercial analytics and trade teams. Our management, systems and facilities currently in place may not be adequate to support this and any additional future growth, and we may be unable to fund the costs and expenses required to increase our necessary headcount and infrastructure. Our need to effectively manage our operations, any additional future growth and various projects requires that we:

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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. In May 2013, we commenced a restructuring of our workforce, resulting in a reduction in force of approximately 37%, or 55 employees, across all functional areas of our company. We took this step as part of our initiative to extend our cash runway to reach key business milestones that occurred over the last half of 2013, which included the approval of our NDA for Zohydro ER in October 2013. In June 2013, we implemented a company-wide retention program pursuant to which restricted stock units were granted to our executives and all other full time personnel. As of June 30, 2013, we employed approximately 105 full-time employees.
Prior to the launch of Zohydro ER on March 3, 2014, we expanded our resources across all functional areas of the company to employ approximately 235 full-time employees. This expansion focused on increasing our commercial functions to approximately 190 professionals, including sales, marketing, managed markets, commercial analytics and trade teams. This expansion included an increase in our field sales personnel to approximately 165 employees to support broader reach to pain specialists. If we are not able to retain our expanded employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the areas in Southern and Northern California, where we currently operate. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, our ability to implement our business strategy and our ability to maintain effective internal controls for financial reporting and disclosure controls and procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The loss of the services of any members of our senior management team, especially our Chief Executive Officer, Roger L. Hawley, and President, Stephen J. Farr, Ph.D., could negatively impact the commercialization of Sumavel DosePro and Zohydro ER and could delay or prevent the development and commercialization of any of our product candidates, including Relday. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, our locations in California in particular are characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as renewed in 2012 by the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA is subject to a two-tiered system of review times for new drugs - Standard Review and Priority Review. For drugs subject to standard review that do not contain a new molecular entity, such as Relday, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The review process and the PDUFA target action date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. The FDA's review goals are subject to change, and the duration of the FDA's review may depend on the number and type of other NDAs that are submitted to the FDA around the same time period. For example, in February 2013, the FDA informed us that we were unlikely to receive an action letter for our NDA for Zohydro ER by the PDUFA target action date of March 1, 2013. Subsequently, we did not receive NDA approval until October 25, 2013.
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
As part of its review of an NDA, the FDA may inspect the facility or facilities where the drug is manufactured. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an action letter, which will be either an approval letter, authorizing commercial marketing of the drug for a specified indication, or a Complete Response Letter, or CRL, containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA's evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA. If and when those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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
In light of widely publicized events concerning the safety risk of certain drug products, particularly opioid drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval. For example, in November 2013, eight members of Congress submitted a letter to Department of Health and Human Services Secretary, Kathleen Sebelius, urging reconsideration of the FDA approval of Zohydro ER, and in December 2013, a bipartisan coalition of attorneys general from 29 states and territories submitted a letter to FDA Commissioner, Margaret Hamburg, with the same request. We do not believe that the FDA will revoke its Zohydro ER approval, and in any event, would have to provide us with notice and opportunity for a hearing first. In addition, recent amendments to the FFDCA over the past several years have granted significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FFDCA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require a REMS for certain drugs, including certain currently approved drugs. Under the FFDCA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties.
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
In addition, if a significant number of patients fail to stay enrolled in any of our current or future clinical trials of Relday or any of our other product candidates and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	inability to design appropriate clinical trial protocols;

•	inability by us, our employees, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, DEA or other regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;

•
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	lack of effectiveness of any product candidate during clinical trials;

•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•	inability of our CROs or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unfavorable results from on-going clinical trials and pre-clinical studies.
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

Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with current good clinical practices, or GCP. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
The implementation of a REMS for Zohydro ER has resulted in additional regulatory requirements, including the requirement for a Medication Guide and educational requirements for prescribers and patients, which could significantly impact our ability to commercialize Zohydro ER and dramatically reduce its market potential.
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
In February 2009, the FDA informed opioid analgesic drug manufacturers that it would require a class-wide REMS for all long-acting and sustained-release opioid drug products, and as an extended release formulation of hydrocodone, Zohydro ER became subject to the ER/LA opioid REMS upon approval. Pursuant to the FFDCA, the manufacturers subject to this class-wide REMS must work together to implement the REMS as part of a single shared system to reduce the burden of the REMS on the healthcare system. The central component of the ER/LA opioid REMS program is an education program for prescribers and patients. Specifically, the REMS for these products includes a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use. These elements include training for healthcare professionals who prescribe the drug; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. The prescriber training required as part of the REMS is conducted by accredited, independent continuing education providers, without cost to the healthcare professionals, under unrestricted grants funded by the opioid analgesic manufacturers. Moreover, REMS assessments must be submitted to the FDA on an annual basis to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified.
In addition to the REMS, on September 10, 2013 the FDA announced post-marketing requirements for all ER/LA opioid analgesic NDA holders, which we are required to comply with. We are currently participating with eight other NDA holders to address these post-marketing requirements. These requirements and the REMS could significantly impact our ability to commercialize Zohydro ER and dramatically reduce its market potential.

Our inability to successfully establish new partnerships with pharmaceutical companies or contract sales organizations to co-promote Sumavel DosePro, Zohydro ER and any additional product candidates that may receive regulatory approval may impair our ability to effectively market and sell such product candidates.
Major pharmaceutical companies usually employ groups of sales representatives numbering in the thousands to call on the large number of primary care physicians. In connection with the launch of Sumavel DosePro in January 2010, we built a sales and marketing organization to promote Sumavel DosePro in the United States, including a focused sales force, which as of December 31, 2013 was comprised of approximately 54 field sales personnel, primarily targeting neurologists and other prescribers of migraine medications, including headache clinics and headache specialists. In June 2012, in order to maintain and expand the market opportunity for Sumavel DosePro into the broader primary care physician audiences, we entered into a co-exclusive (with us) co-promotion agreement with Mallinckrodt under which in August 2012 Mallinckrodt began promoting Sumavel DosePro to its customer base of prescribers. The co-promotion agreement with Mallinckrodt terminated at the end of January 2014. Although we expanded our commercial team prior to the launch of Zohydro ER in March 2014, including the expansion of our field sales personnel to approximately 165 employees, we may seek another co-promotion partner for Sumavel DosePro in the future. Further, if combination hydrocodone products are rescheduled from Schedule III to Schedule II, we may seek a co-promotion or other partnering opportunity for Zohydro ER, or may further expand our sales force.
In addition, in order to promote any product candidates that receive regulatory approval, we may need to further expand our sales and marketing personnel and commercial infrastructure and/or establish partnerships with pharmaceutical companies or contract sales organizations to co-promote such additional products. We currently, and on an ongoing basis will have to, compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We also face competition in our search for collaborators and potential co-promoters. To the extent we rely on additional third parties to co-promote or otherwise commercialize any products and/or product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our products and/or product candidates, they may be unable to devote the resources necessary to realize the full commercial potential of our products.
Further, we may lack the financial and managerial resources to maintain and potentially increase the size of our sales and marketing organization to adequately promote and commercialize Sumavel DosePro, Zohydro ER and any product candidates that may be approved. Any increase in our sales force will result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. Even though we were able to recently expand our sales and marketing personnel, and may be successful in establishing future partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, and could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our inability to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
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
Additionally, as part of our growth strategy, we intend to seek to expand our product pipeline by exploring acquisition or in-licensing opportunities of proven drugs that can be paired with our DosePro needle-free drug delivery system. If we are not able to identify additional drug compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, our ability to develop additional product candidates and grow our business would be adversely affected. We and Battelle Memorial Institute, or Battelle, our technology co-marketing partner, are also seeking opportunities to out-license the DosePro technology to partners seeking to enhance, differentiate, or extend the life-cycle of their injectable products. However, there can be no assurance that our or Battelle's efforts to secure such a partnership will be successful. If we are unable to secure partnerships with companies that have compounds that can be delivered via the current version of our DosePro technology, or if we are unable to successfully develop higher dose versions of this technology, we will not be able to generate revenues from out-licensing our DosePro technology.
If we are unable to license or acquire additional product candidates or approved products and successfully develop and commercialize them, or if we are otherwise unable to pair our DosePro delivery system with other drugs or out-license the DosePro technology to others, it may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We entered into a development and option agreement with Altus Formulation Inc., or Altus, to develop abuse deterrent formulations of hydrocodone. Pursuant to the agreement, we have been granted an option to obtain an exclusive, royalty-bearing license, with the right to sublicense, to certain Altus intellectual property rights to make, have made, import, use, sell, have sold, offer for sale and import an abuse deterrent formulation of hydrocodone for the treatment or relief of pain in the United States. However, during the term of our license agreement with Alkermes for Zohydro ER, we are precluded from licensing, marketing or selling in the United States any oral controlled release capsule or tablet formulation whose sole active ingredient is hydrocodone, other than Zohydro ER. Accordingly, we will need Alkermes’ cooperation in order to exercise our option with Altus and ultimately commercialize an abuse deterrent formulation of hydrocodone. If we are unable to obtain this consent or otherwise amend our license agreement with Alkermes, we will not be able to license or commercialize any abuse deterrent formulation under development with Altus or any other abuse deterrent formulation of hydrocodone, unless we pursue the development or commercialization of such abuse deterrent formulation with Alkermes. We believe it is in the mutual interest of Alkermes and our company to proceed with the abuse deterrent formulation from Altus and that we can ultimately come to an agreement with Alkermes to do so. However, we can provide no assurance that we will reach such an agreement. Our inability to obtain Alkermes’ consent could have a negative impact on the long term opportunity for Zohydro ER, and even if we are successful, we may need to compensate Alkermes for its consent, which may include increased compensation in the form of royalties or other payments and other concessions compared to our existing license terms.
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
The commercial use of our products and clinical use of our products and product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA, such as the case with Sumavel DosePro and Zohydro ER, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Sumavel DosePro, Zohydro ER or our product candidates could result in injury to a patient or even death. For example, because our DosePro technology is designed to be self-administered by patients, it is possible that a patient could fail to follow instructions and as a result apply a dose in a manner that results in injury. In addition, Zohydro ER is an opioid pain reliever that contains hydrocodone, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury.

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
We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $10 million per occurrence coverage limit and a $15 million annual aggregate coverage limit. In connection with the launch of Zohydro ER, the annual aggregate coverage limit increased to $20 million beginning in March 2014. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Sumavel DosePro and Zohydro ER, approval of Relday or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Sumavel DosePro, Zohydro ER and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues generated by sales of Sumavel DosePro have been in U.S. dollars. For the year ended December 31, 2013, $18.9 million (based on exchange rates as of December 31, 2013) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.
Risks Related to Our Financial Position and Capital Requirements
We have never generated net income or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.
We launched our first approved product, Sumavel DosePro, in January 2010 and our recently approved product, Zohydro ER, on March 3, 2014. Given on our limited sales history for Sumavel DosePro and our lack of sales history for Zohydro ER, we may not accurately predict future sales, and we may never be able to significantly increase sales. We have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011, July 2012 and November 2013, our controlled equity offering program, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. Our net loss was $80.9 million in 2013, $47.4 million in 2012 and $83.9 million in 2011, and our cash used in operating activities was $44.9 million in 2013, $52.2 million in 2012 and $80.5 million in 2011. As of December 31, 2013, we had an accumulated deficit of $410.2 million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital. Further, despite the revenues from Sumavel DosePro and any future revenue from Zohydro ER, we expect our losses to continue for at least the next year primarily as a result of the expenses incurred in connection with our efforts to commercialize Zohydro ER, the additional clinical development of Relday, the required post-market testing for Zohydro ER, additional activities with respect to Zohydro ER, including the development of an abuse deterrent formulation of Zohydro ER and the cost of the sales and marketing expense associated with Sumavel DosePro and Zohydro ER. As a result, we may remain dependent upon external sources of financing to finance our business and the development and commercialization of our approved products and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of December 31, 2013, we had $30.0 million of outstanding indebtedness under a financing agreement with Healthcare Royalty Partners, or the Healthcare Royalty financing agreement. Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

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
Our debt instrument with Healthcare Royalty contains a number of provisions which, if violated, could result in the immediate acceleration of our outstanding indebtedness.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the IRC, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. We performed an additional IRC Section 382 and 383 analysis upon the issuance of common stock in our follow-on public offering in September 2011, and together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, resulted in an additional ownership change. As a result of these ownership changes, our ability to use our then existing tax attributes to offset future taxable income, if any, was limited. We are currently in the process of completing a Section 382 and 383 study to determine the impact that ownership changes during the year ended December 31, 2013 have had on our carryforwards and expect to complete the analysis within the next twelve months. As a result of this analysis, we may have an adjustment in the net operating losses that are recorded at December 31, 2013. In addition, any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years.

Risks Related to Regulation of our Product and Product Candidates
Our currently approved products, Sumavel DosePro and Zohydro ER, are, and any of our other product candidates that receive regulatory approval will be, subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.
Even after we achieve U.S. regulatory approval for a product, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product, or the implementation of a REMS program. The Zohydro ER approval requires us to conduct post-marketing studies and implement the ER/LA opioid class-wide REMS with respect to our product. We are also subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with cGMP for our marketed and investigational products, and with GCP and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre-clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.
In the case of Zohydro ER and any product candidates containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing. In addition, because all of our contract manufacturers for Sumavel DosePro are located outside the United States, they may also be subject to foreign laws and regulations governing the manufacture of drugs and devices, and any failure by them to comply with those laws and regulations may delay or interrupt supplies of our product.
If we, our products or product candidates or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of a product, suspend or withdraw product approvals or revoke necessary licenses;

•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	commence criminal investigations and prosecutions;

•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

•	impose fines or other civil or criminal penalties;

•	suspend any ongoing clinical trials;

•	deny or reduce quota allotments for the raw material for commercial production of our controlled substance products;

•	delay or refuse to approve pending applications or supplements to approved applications filed by us;

•	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.

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
The FDA's regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For example, the FDASIA requires the FDA to issue new guidance describing its policy regarding internet and social media promotion of regulated medical products, and the FDA may soon specify new restrictions on this type of promotion. In January 2014, the FDA released draft guidance on how drug companies can fulfill their regulatory requirements for postmarketing submission of interactive promotional media, and though the guidance provided insight into how the FDA views a company's responsibility for certain types of social media promotion, there remains a substantial amount of uncertainty. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our drugs, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
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
If we or others identify undesirable side effects, or other previously unknown problems, caused by our products, other products or our product candidates with the same or related active ingredients, after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require us to recall the product;

•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered or modify the product in some other way;

•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
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
The Hatch-Waxman Amendments added Section 505(b)(2) to the FFDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on safety and effectiveness data not developed by the filer of the NDA. Similar to Sumavel DosePro and Zohydro ER, we plan to submit an NDA for Relday under Section 505(b)(2), and as such, the NDA will rely, in part, on the

FDA's previous findings of safety and effectiveness for risperidone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Relday, the FDA may require us, and did require us with respect to Sumavel DosePro and Zohydro ER, to perform additional studies or measurements to support approval. In addition, the FDA's interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA's approach. Future challenges, including a direct challenge to the approval of our products and product candidates, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of Relday and our other product candidates. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of Relday and our other product candidates.
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
The FDA, in consultation with the DEA, required us to develop a comprehensive REMS containing the elements of the class-wide ER/LA opioid REMS to reduce the inappropriate use of Zohydro ER, including restrictions on the manner in which it is marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. The restrictions of this program could limit market acceptance of the product.
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
The DEA limits the availability and production of all Schedule II substances through a quota system which includes a national aggregate quota and individual procurement quotas. Because hydrocodone is subject to the DEA's production and procurement quota scheme, the DEA establishes annually an aggregate quota for how much hydrocodone may be produced in total in the United States based on the DEA's estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning procurement quotas to manufacturers. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Alkermes, which has licensed us the right to sell Zohydro ER in the United States, was allocated a sufficient quantity of hydrocodone to meet our planned launch requirements through the majority of 2014. However, we anticipate requesting an additional allocation to support expected growth by the end of 2014.
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
Even though Sumavel DosePro has received regulatory approval in a limited number of foreign countries, we or any other potential partners may never receive approval in additional countries or for additional products outside of the United States.
In March 2008, we established an exclusive commercial partnership for Sumavel DosePro with Desitin in the European Union, Norway, Switzerland and Turkey, in order to seek to accelerate the development and regulatory approvals in those territories. However, on August 5, 2013, we agreed with Desitin to terminate the licensing and distribution agreement effective October 1, 2013. Following the termination of the licensing and distribution agreement, the marketing authorizations for Sweden, Norway, France and the United Kingdom were withdrawn. We may seek to establish commercial partnerships for Sumavel DosePro in other foreign countries, and we may also seek to establish a new commercial partnership in the European Union, Norway, Switzerland and Turkey.
In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks. For example, in the European Economic Area, or EEA (comprised of the 27 European Union, or EU, member states plus Iceland, Liechtenstein, and Norway), we can take advantage of the hybrid application pathway of the EU Centralized Procedure, which is similar to the FDA’s 505(b)(2) pathway. Hybrid applications may rely in part on the results of pre-clinical tests and clinical trials contained in the authorization dossier of the reference product, but must be supplemented with additional data. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, or any potential partner, may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Desitin submitted a Marketing Authorization Application for Sumavel DosePro to the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM)) in Germany, the reference member state, through the Decentralized Procedure in October 2009, following completion of a European pivotal bioequivalence trial comparing needle-free Sumavel DosePro to a traditional needle-based autoinjector, Imigran-Inject, the European brand of Imitrex STATdose. However, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
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
Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, was signed into law, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

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

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

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

•
new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year. Manufacturers were required to begin data collection on August 1, 2013 and report such data to the Centers for Medicare & Medicaid Services, or CMS, by March 31, 2014 and the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
creation of the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•
federal “sunshine” requirements that require drug manufacturers to report and disclose any “transfer of value” made or distributed to physicians and teaching hospitals. Drug manufacturers were required to begin collecting data on August 1, 2013 and will be required to submit reports to CMS by March 31, 2014 (and the 90th day of each subsequent calendar year);

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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states mandate implementation of commercial compliance programs to ensure compliance with these laws and impose restrictions on drug manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may be found out of compliance of one or more of the requirements.
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
We in-license certain intellectual property for Zohydro ER from Alkermes, and certain intellectual property for Relday from Durect. We rely on these licensors to file and prosecute patent applications and maintain patents and otherwise protect certain of the intellectual property we license from them. We have not had and do not have primary control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, with respect to our license agreements with Alkermes and Durect, we cannot be certain that such activities by Alkermes and Durect have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Alkermes has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of the intellectual property rights that Alkermes has licensed to us, and enforcement of our licensed patents or defense of any claims asserting the non-infringement, invalidity or unenforceability of these patents would also be subject to the control or cooperation of Alkermes. Similarly, Durect has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of certain of the intellectual property rights that Durect has licensed to us, and enforcement of certain of our licensed patents or defense of any claims asserting the non-infringement, invalidity or unenforceability of these patents would also be subject to the control or cooperation of Durect. We are not entitled to control the manner in which Alkermes or Durect may defend certain of the intellectual property that is licensed to us and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.
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
The patent positions of pharmaceutical, biopharmaceutical and medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been recent changes regarding how patent laws are interpreted, and both the PTO and Congress have recently made significant changes to the patent system. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds that are similar to the pharmaceutical compounds used in Sumavel DosePro, Zohydro ER and our product candidates but that are not covered by the claims of our patents or our in-licensed patents;

•
the APIs in Sumavel DosePro, Zohydro ER and Relday are, or will soon become, commercially available in generic drug products, and no patent protection will be available without regard to formulation or method of use;

•	we or our licensors, as the case may be, may not be able to detect infringement against our in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that our owned or in-licensed U.S. patents or patent applications are not Orange-Book eligible;

•	it is possible that there are dominating patents to Sumavel DosePro, Zohydro ER or Relday of which we are not aware;

•
it is possible that there are prior public disclosures that could invalidate our or our licensors' inventions, as the case may be, or parts of our or their inventions of which we or they are not aware;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	it is possible that the U.S. government may exercise any of its statutory rights to our owned or in-licensed patents or applications that were developed without government funding;

•	the laws of foreign countries may not protect our or our licensors', as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our system or products or our system or product candidates;

•
our owned or in-licensed issued patents may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal administrative challenges by third parties;

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
If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro system are expected to expire on various dates from 2014 through 2026 and the patents and patent applications licensed to us by Alkermes are expected to expire in 2019.
As of February 1, 2014, our patent portfolio included 22 issued U.S. patents, 12 pending U.S. patent applications, 61 issued foreign patents and 35 pending foreign patent applications relating to various aspects of Sumavel DosePro, our DosePro technology and Zohydro ER. Eleven of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,891,086, 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489 and 8,343,130 are expected to expire in 2014, 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022, and 2024. and 2022, respectively. U.S. Patent No. 5,891,086 covers a particular actuator mechanism forming a part of the needleless injector system; U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007 and 8,287,489 cover systems with a cap and latch mechanism; U.S. Patent Nos. 7,901,385 and 8,267,903 encompass various embodiments of the casing for enclosing the injection systems; U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules; 8,491,524 relates to a drug capsule filled with a formulation purged with an inert gas; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the system as used in the Sumavel DosePro system. U.S. Patent Nos. 6,902,742 and 6,228,398 relating to Zohydro ER covers a modified release composition containing hydrocodone and are expected to expire in November 2019. Upon the expiration of these patents, we or Alkermes, as applicable, will lose the right to exclude others from practicing the claimed inventions. Additionally, since these eleven patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro, or the two patents listed for Zohydro ER, their expiration will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Alkermes or Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Alkermes or Durect, as applicable, and we have limited control over the amount or timing of resources Alkermes or Durect devotes on our behalf or the priority they place on enforcing these patent rights.
The patent rights that we have in-licensed covering Zohydro ER are limited to a modified release composition containing hydrocodone. As a result, our market opportunity for this product may be limited by the lack of patent protection for the active ingredient itself and other formulations of hydrocodone.
The active ingredient in Zohydro ER is hydrocodone. Patent protection is not available for the hydrocodone molecule itself in the United States. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as Zohydro ER so long as the competitors do not infringe any patents that we have in-licensed from

Alkermes. We are the exclusive licensee in the United States and its territories of two U.S. patents and one U.S. patent application owned by Alkermes for oral, controlled-release hydrocodone products for the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures. U.S. Patent Nos. 6,228,398 and 6,902,742 cover a modified release composition containing hydrocodone. These patents both expire in November 2019.
Third parties may challenge the patents covering Zohydro ER, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, invalidity claims have been filed against U.S. Patent No. 6,228,398 for products unrelated to Zohydro ER or hydrocodone.
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
If we or our collaborators or licensors choose to go to court to stop a third party from using the inventions claimed in our owned or in-licensed patents, that third party may ask the court to rule that the patents are not infringed, invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.
There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third-party's activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some tests regarding granting patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other post-grant proceeding before the PTO, or during litigation, under the revised criteria which make it more difficult to obtain patents. We are not entitled to control the manner in which Alkermes or Durect may defend certain of the intellectual property that is licensed to us, either in a reexamination or other post-grant proceeding before the PTO, or during the litigation, and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to Sumavel DosePro, Zohydro ER and Relday. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technology or methods.
In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our products, product candidate or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such proceedings may be decided against us if the other party had independently arrived at the same or similar invention prior to our own or, if applicable, our licensor's invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, if another party has reason to assert a substantial new question of patentability against any of our claims in our owned and in-licensed U.S. patents, the third party can request that the PTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement claims, interference and reexamination proceedings, we may become a party to patent opposition proceedings in the European Patent Office, Australian Patent Office or other jurisdictions where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products and/or product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party's patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party's patents.
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

•	a court order prohibiting us from selling or licensing the product unless the third party licenses its patent rights to us, which it is not required to do;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.16 to a high sale price of $3.50. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	announcements concerning our commercial progress in promoting and selling Sumavel DosePro and Zohydro ER, including sales and revenue trends;

•	FDA or international regulatory actions and whether and when we receive regulatory approval for any of our product candidates;

•	the development status of Relday or any of our other product candidates, including the results from our clinical trials;

•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results or intellectual property rights of others;

•	announcements relating to litigation, intellectual property or our business, and the public's response to press releases or other public announcements by us or third parties;

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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Sumavel DosePro and Zohydro ER, as well as the success and costs of our Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•	fluctuations in the quarterly revenues of Sumavel DosePro, including fluctuations resulting from our distributors' inventory management practices and buying patterns;

•	the level of underlying demand for Sumavel DosePro, Zohydro ER or any of our product candidates that may receive regulatory approval;

•	our ability to successfully market and sell Zohydro ER;

•	our ability to control production spending and underutilization of production capacity;

•	variations in the level of development and/or regulatory expenses related to Relday or other development programs;

•	results of clinical trials for Relday or any other of our product candidates;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our products and product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
The stock markets have experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2013, we had research coverage by only four securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. Further there is one stockholder If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2013, we had 138,927,014 shares of common stock outstanding. Of these shares, approximately 96,265,000 are freely tradeable, without restriction, in the public market.
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
We have registered under the Securities Act 15,784,200 shares of our common stock issuable upon the exercise of the warrants we issued in July 2012, which warrants became exercisable on July 27, 2013 at an exercise price of $2.50 per share (subject to restrictions on exercise set forth in such warrants). As of December 31, 2013, warrants were still outstanding to exercise 15,680,700 shares of this registered common stock, which means that upon exercise of warrants, such shares will be freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, which, if registered, would also become freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. The requirements of these rules and regulations have increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place considerable strain on our personnel, systems and resources. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. In particular, commencing in fiscal 2011, we performed system and process evaluation and testing of our internal controls over financial reporting which allowed management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our internal control over financial reporting. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our facilities are located in San Diego and Emeryville, California. Our general and administrative and sales and marketing personnel are located at our San Diego facility. Our manufacturing operations, product development, quality assurance and clinical and regulatory personnel are primarily located in our Emeryville facility.
We occupy 13,124 square feet of office space in San Diego under a lease that we entered in April 2012, which expires in November 2014. Prior to April 2012, we occupied 12,929 square feet of office space in San Diego under a lease that expired in April 2012.
We occupy 12,128 square feet of office and laboratory space in Emeryville under a lease which expires in 2015.
We believe that the space in San Diego and Emeryville is currently adequate to meet our needs in those locations, and that, if necessary, additional space can be leased to accommodate any future growth.

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
Our common stock has been traded on the Nasdaq Global Market since November 23, 2010 under the symbol “ZGNX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2013
Fourth Quarter	3.50	1.85
Third Quarter	2.24	1.50
Second Quarter	2.10	1.25
First Quarter	2.12	1.16
Year Ended December 31, 2012
Fourth Quarter	3.16	1.11
Third Quarter	2.86	1.99
Second Quarter	2.58	1.55
First Quarter	2.94	1.76
Holders of Common Stock
As of March 3, 2014, there were approximately 36 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Equity Compensation Plan Information
The following table summarizes securities available under our equity compensation plans as of December 31, 2013 (in thousands, except per share data).

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares issuable under current outstanding awards	Number of securities available for future issuance
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	$3.46	1,112	—	1,112	—
2010 Equity Incentive Plan (1)	$2.31	11,445	1,331	12,776	457
Total Equity Incentive Plans		12,557	1,331	13,888	457
2010 Employee Stock Purchase Plan		—	—	—	410
Total Equity compensation plans approved by security holders		12,557	1,331	13,888	867
Equity compensation plans not approved by security holders:
Employment Inducement Equity Incentive Award Plan (2)	$3.08	972	—	972	1,728

(1)
The material features of our 2010 Equity Incentive Plan, including the evergreen provision under the 2010 Equity Incentive Plan, are described in note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	The material features of our Employment Inducement Equity Incentive Award Plan are described in note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes certain of our selected financial data. The selected financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited financial statements, of which the consolidated statement of operations and comprehensive loss data for the three fiscal years ending December 31, 2013, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013 and 2012 are included elsewhere in this Annual Report on Form 10-K. Our historical results and financial condition are not necessarily indicative of the results or financial condition that may be expected in the future. The selected financial data set forth below should be read together with our financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Per Share Amounts)
Statement of Operations and Comprehensive Loss Data
Revenue:
Net product revenue	$31,699	$35,826	$30,411	$19,069	$—
Contract revenue	—	8,462	7,165	4,373	—
Service and other revenue	1,313	38	—	—	—
Total revenue	33,012	44,326	37,576	23,442	—
Operating expenses:
Cost of sales	21,241	19,496	19,293	12,846	—
Royalty expense	1,242	1,353	1,205	843	—
Research and development	12,805	21,414	33,043	28,643	21,438
Selling, general and administrative	50,040	49,494	60,459	51,270	14,102
Restructuring costs	876	—	—	—	—
Total operating expenses	86,204	91,757	114,000	93,602	35,540
Loss from operations	(53,192)	(47,431)	(76,424)	(70,160)	(35,540)
Other income (expense):
Interest income	18	53	37	5	10
Interest expense	(6,610)	(10,313)	(7,644)	(10,013)	(9,188)
Change in fair value of warrant liability	(21,927)	11,811	445	6,725	(755)
Change in fair value of embedded derivatives	759	(147)	(240)	—	—
Other income (expense)	96	(1,354)	(86)	(111)	(416)
Total other income (expense)	(27,664)	50	(7,488)	(3,394)	(10,349)
Loss before income taxes	(80,856)	(47,381)	(83,912)	(73,554)	(45,889)
Provision for income taxes	—	(5)	9	(10)	—
Net loss	$(80,856)	$(47,386)	$(83,903)	$(73,564)	$(45,889)
Net loss per share, basic and diluted (1)	$(0.74)	$(0.59)	$(1.96)	$(17.63)	$(40.97)
Weighted-average shares outstanding, basic and diluted (1)	108,568	80,558	42,712	4,173	1,120
Comprehensive loss	$(80,856)	$(47,386)	$(83,903)	$(73,564)	$(45,889)

(1)
See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available for sale	$72,021	$41,228	$56,525	$49,172	$44,911
Working capital	34,099	29,071	37,057	38,626	42,102
Total assets	112,504	80,686	100,640	94,268	74,568
Long-term debt, less current portion	28,802	28,481	42,070	19,934	8,778
Convertible preferred stock warrant liability	—	—	—	—	5,041
Convertible preferred stock	—	—	—	—	149,312
Accumulated deficit	(410,247)	(329,391)	(282,005)	(198,102)	(124,538)
Total stockholders’ equity (deficit)	18,426	14,473	9,312	28,734	(122,300)

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
Overview
Background
We are a pharmaceutical company committed to developing and commercializing therapies that address specific clinical needs for people living with pain-related conditions and central nervous system disorders who need innovative treatment alternatives to help them return to normal daily functioning. On October 25, 2013, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for Zohydro™ ER (hydrocodone bitartrate) extended-release capsules, an opioid agonist, extended-release oral formulation of hydrocodone without acetaminophen, for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Zohydro ER is the first extended-release oral formulation of hydrocodone without acetaminophen. Zohydro ER was launched on March 3, 2014. In addition, we are commercializing Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, which was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the FDA that allows for the needle-free, subcutaneous delivery of medication.
Sumavel DosePro and Zohydro ER each have the potential to address significant unmet medical needs and become important and widely-used additions to the treatment options available to patients and physicians in the United States’ multi-billion dollar migraine and chronic pain markets, respectively.
We are also developing Relday™, a proprietary, long-acting injectable formulation of risperidone using Durect Corporation's SABER™ controlled-release formulation technology through a development and license agreement with Durect. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product that allows for once-monthly dosing. In May 2012, we filed an investigational new drug, or IND, application with the FDA. In July 2012, we initiated our first clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension position us to begin a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We plan to commence this multi-dose clinical trial in the second half of 2014.
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
We have experienced net losses and negative cash flow from operating activities since inception, and as of December 31, 2013, had an accumulated deficit of $410.2 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of our efforts to commercialize Zohydro ER, the clinical development for Relday, required post-market testing for Zohydro ER, additional development activities with respect to Zohydro ER, including the development of an abuse deterrent formulation of Zohydro ER, and the cost of the sales and marketing expenses associated with Sumavel DosePro and Zohydro ER. As of December 31, 2013, we had cash and cash equivalents of $72.0 million.

On March 27, 2013, we entered into a controlled equity offering sales agreement, or the sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we issued and sold shares of our common stock from time to time through Cantor. The sales of common stock made under the sales agreement were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. Under the sales agreement, we issued 6.8 million shares of our common stock during 2013 at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $10.8 million. The sales agreement with Cantor terminated on November 16, 2013.
On November 12, 2013, we completed a public offering of common stock for net proceeds of approximately $64.5 million (including over-allotment purchase), after deducting underwriting discounts and commissions of $4.1 million and offering expenses of approximately $0.4 million, or the November 2013 Offering. We sold a total of 30,666,667 shares of our common stock (including the underwriters' over-allotment purchase of 4,000,000 shares) at a purchase price of $2.25 per share.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2013, and our projected product revenues from Sumavel DosePro and Zohydro ER, will be sufficient to fund our operations through 2014. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. In its report on our consolidated financial statements for the year ended December 31, 2013, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
Mallinckrodt LLC Co-Promotion Agreement
In June 2012, we entered into a co-promotion agreement with Mallinckrodt LLC, or Mallinckrodt. Under the terms of the co-promotion agreement, Mallinckrodt was granted a co-exclusive right (with us) to promote Sumavel DosePro in the United States. Mallinckrodt's sales team began selling Sumavel DosePro in August 2012. The initial term of the agreement was to run through June 30, 2014. In January 2014, we entered into an amendment to the co-promotion agreement, whereby the agreement terminated on January 31, 2014. We assumed full responsibility for the commercialization of Sumavel DosePro in February 2014.
In partial consideration of Mallinckrodt's sales efforts, we paid Mallinckrodt a service fee on a quarterly basis through January 31, 2014 that represented a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt's prescriber audience over a baseline amount of net sales. In addition, in connection with the termination of the co-promotion agreement, we are required to make a one-time tail payment to Mallinckrodt, calculated as a fixed percentage of net sales from the Mallinckrodt targeted prescriber audience during the 12-month period ending on January 31, 2015. A liability for this tail-payment will be recorded in the first quarter of 2014 once it is reasonably estimable. For the twelve months ended December 31, 2013 and 2012, we incurred service fee expenses of $1.0 million and $0.2 million, respectively.
Altus Formulation Inc. Development and Option Agreement
In November 2013, we entered into a development and option agreement with Altus Formulation Inc., or Altus. Under the agreement, Altus is responsible for the development of abuse deterrent formulations of hydrocodone using Altus’ Intellitab™ drug delivery platform and will be reimbursed by us for its development efforts on the product. We are responsible for the conduct of the clinical development of the product. We paid a non-refundable upfront fee to Altus of $0.8 million and we are also obligated to pay Altus up to $3.5 million in total future milestone payments upon the achievement of various development and regulatory milestones. The term of the development agreement will end upon expiration of the earlier of (1) the date upon which an NDA or similar application for regulatory approval is submitted by us for an Altus abuse deterrent formulation of hydrocodone, or (2) November 1, 2016.
Pursuant to the development agreement, we were granted an option to obtain an exclusive, royalty-bearing license, with the right to sublicense, to certain Altus intellectual property rights to make, have made, use, sell, have sold, offer for sale and import an abuse deterrent formulation of hydrocodone for the treatment or relief of pain in the United States. However, we will need to obtain the consent of Alkermes or otherwise amend our license agreement with Alkermes for Zohydro ER in order to exercise the option and ultimately commercialize an Altus abuse deterrent formulation of hydrocodone. If we exercise this option, Altus will be eligible to receive additional regulatory and sales milestones and a royalty based on net sales of the licensed product.

Valeant Co-Promotion Agreement
In June 2013, we entered into a co-promotion agreement, or the Valeant agreement, with Valeant Pharmaceuticals North America LLC, or Valeant. Under the terms of the Valeant agreement, we were granted the exclusive right (with Valeant or any of its affiliates) to promote Migranal® (dihydroergotamine mesylate) Nasal Spray, or Migranal, to a prescriber audience of physicians and other health care practitioners in the United States. Our sales team began promoting Migranal to prescribers in August 2013. The term of the Valeant agreement will run through December 31, 2015 (unless otherwise terminated), and can be extended by mutual agreement of the parties in additional twelve-month increments. Valeant remains responsible for the manufacture, supply and distribution of Migranal for sale in the United States. In addition, Valeant will supply us with a specified amount of product samples every six months, and we will reimburse Valeant for the cost of additional samples and any promotional materials ordered by us. The cost of any additional samples and any promotional materials ordered by us will be recognized as selling, general and administrative expenses.
In partial consideration of our sales efforts, Valeant pays us a co-promotion fee on a quarterly basis that represents specified percentages of net sales generated by us over defined baseline amounts of net sales, or the Baseline Forecast and Adjusted Baseline Forecast. In addition, upon completion of the co-promotion term, and only if the Valeant agreement is not terminated by Valeant due to a bankruptcy event (as defined in the Valeant agreement) or a material failure by us to comply with our material obligations under the Valeant agreement, Valeant will be required to pay us an additional tail payment calculated as a fixed percentage of our net sales over the Baseline Forecast (or Adjusted Baseline Forecast) during the first full six months following the last day of the term. For the twelve months ended December 31, 2013, we recognized service revenue of $1.1 million under the Valeant Agreement.
Astellas Pharma US, Inc. Co-Promotion Agreement
In July 2009, we entered into a co-promotion agreement, or the Astellas co-promotion agreement, with Astellas Pharma U.S., Inc., or Astellas. Under the terms of the Astellas co-promotion agreement, we granted Astellas the co-exclusive right, with us, to market and sell Sumavel DosePro in the United States (excluding Puerto Rico and the other territories and possessions of the United States) until June 30, 2013. Under the Astellas co-promotion agreement, both Astellas and we were obligated to collaborate and fund the marketing of Sumavel DosePro and to provide annual minimum levels of sales effort directed at Sumavel DosePro during the term. In December 2011, we entered into an amendment to the Astellas co-promotion agreement, or the amended Astellas co-promotion agreement, whereby the agreement terminated on March 31, 2012.
In connection with the execution of the Astellas co-promotion agreement, Astellas made a non-refundable up-front payment of $2.0 million and made additional payments of $18.0 million to us upon the achievement of a series of milestones. In consideration for Astellas’ performance of its commercial efforts, we paid Astellas a service fee on a quarterly basis that represented a fixed percentage of between 45% and 55% of Sumavel DosePro net sales to primary care physicians, OB/GYNs, emergency medicine physicians, and urologists in the United States, or the Astellas Segment.
In accordance with accounting guidance for revenue arrangements with multiple deliverables, we initially recorded the $20.0 million in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, we began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations and comprehensive loss over the term of the agreement. Upon termination of the Astellas co-promotion agreement, we concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the agreement, and consequently, all deferred contract revenues were recognized through March 31, 2012. For the years ended December 31, 2013, 2012 and 2011 we recognized $0, $8.5 million and $7.2 million, respectively, of contract revenue.
In addition, following completion of the co-promotion term in March 2012, we were required to pay Astellas one tail payment in July 2013 and are required to pay Astellas another tail payment in July 2014, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment during the 12 months ended March 31, 2012. The value of such tail payments was estimated at a total of $5.3 million based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. The first tail payment of $2.0 million was made in July 2013. As of December 31, 2013 and 2012, the tail payment liability, after considering the August 2012 service fee reduction discussed below, was $1.1 million and $2.8 million, respectively. We recognized $0.4 million and $0.6 million of related interest expense during the years ended December 31, 2013 and 2012, and did not recognize any related interest expense during the year ended December 31, 2011.
Further, under the terms of the amended Astellas co-promotion agreement, Astellas contributed its agreed upon portion of marketing expenses through March 31, 2012, and continued to earn a service fee based on product sales to the Astellas Segment during that period. As of April 1, 2012, we were no longer required to pay service fees to Astellas for sales of Sumavel

DosePro. Additionally, beginning in the second quarter of 2012, our sales force assumed full responsibility for the commercialization and the continued marketing of Sumavel DosePro, expanding their focus to include headache specialists, neurologists and primary care physicians in the United States. Amounts received from Astellas for shared marketing costs and sample product are reflected as a reduction of selling, general and administrative expenses, and amounts payable to Astellas for shared marketing expenses and service fees are reflected as selling, general and administrative expenses, inclusive of the estimated cost of the tail payments owed upon the termination of the agreement.
In August 2012, we and Astellas completed a final reconciliation under the terms of the Astellas co-promotion agreement and agreed to adjust the service fees paid to Astellas over the term of the agreement, resulting in a service fee reduction of $1.5 million, which offsets the two annual tail payments, and a reduction to the annual tail payment liability of $0.7 million. The present value of the service fee receivable and tail payment reduction of $1.9 million was recorded as a reduction in selling, general and administrative expenses during the year ended December 31, 2012, and an offset to the tail payment liability. The fair value of the service fee receivable and tail payment reduction will be accreted through interest income through the dates of the two tail payments in July 2013 and July 2014.
For the years ended December 31, 2013, 2012 and 2011, we recognized shared marketing expense of $0, $0.3 million and $1.7 million, respectively, under the Astellas co-promotion agreement. For the years ended December 31, 2013, 2012 and 2011, we incurred $0, $1.8 million (excluding the $1.9 million service fee adjustment discussed above) and $6.7 million (excluding the $2.8 million expense recognized when the tail payments were initially recorded) in service fee expenses, respectively.
Alkermes License Agreement (formerly Elan Pharma International Limited)
In 2007, we entered into a license agreement with Alkermes, which was amended in 2009. Under the terms of this agreement, Alkermes granted us an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Alkermes, to certain Alkermes intellectual property rights related to our Zohydro ER product candidate. The license agreement grants us the exclusive right under certain Alkermes patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enables us to exclusively develop and sell Zohydro ER in the United States. Alkermes has retained the exclusive right to take action in the event of infringement or threatened infringement by a third party of Alkermes’ intellectual property rights under the license agreement. We have the right to pursue an infringement claim against the alleged infringer should Alkermes decline to take or continue an action.
Under the terms of the license agreement, we and Alkermes agreed that, subject to the negotiation of a supply agreement, Alkermes, or an affiliate of Alkermes, would have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro ER to us under agreed upon financial terms. In November 2012, we entered into a commercial manufacturing and supply agreement for Zohydro ER finished commercial product with Alkermes Pharma Limited, or APIL, an affiliate of Alkermes, under which APIL is the exclusive manufacturer and supplier to us, subject to certain exceptions, of Zohydro ER.
Alkermes also granted to us, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to us, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.
Under the license agreement, we paid an upfront fee of $0.5 million to Alkermes, which was recorded as research and development expense. We paid additional milestone payments in the amount of $0.8 million to Alkermes in August 2011 in connection with the completion of the treatment phase of our pivotal efficacy Phase 3 clinical trial, Study 801, and $1.0 million upon submission of the first Zohydro ER NDA to the FDA in May 2012, which were recorded as research and development expense. Lastly, we paid a milestone payment of $2.8 million upon the FDA's approval of Zohydro ER in October 2013, which was recorded as other assets in the consolidated balance sheet and will be amortized over the estimated life of the technology, through November 2019.
In addition, we will be required to pay a mid single-digit percentage royalty on net sales of the product for an initial royalty term equal to the longer of the expiration of Alkermes’ patents covering the product in the United States, or 15 years after commercial launch, if Alkermes does not have patents covering the product in the United States. After the initial royalty term, the license agreement will continue automatically for three-year rolling periods during which we will continue to pay royalties to Alkermes on net sales of the product at a reduced low single-digit percentage rate in accordance with the terms of the agreement.

Either party may terminate the license agreement, upon a material, uncured default or certain insolvency events of the other party or upon 12 months written notice prior to the end of the initial royalty term or any additional three-year rolling period. We may also terminate the license agreement, with or without cause, at any time upon 12 months' prior written notice, or if the sale of Zohydro ER is prohibited by regulatory authorities.
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
Revenue Recognition
We recognize revenue from the sale of Sumavel DosePro and from license fees, milestones and service fees earned on collaborative arrangements. Revenue is recognized when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) our price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.
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
We have monitored and analyzed actual return history since product launch. Our analysis of actual product return history considers actual product returns on an individual product lot basis since product launch, the dating of the product at the time of shipment into the distribution channel, prescription trends, trends in customer purchases and their inventory management practices, and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Because of the shelf life of Sumavel DosePro and the duration of time under which our customers may return product through our return policy, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. Accordingly, we may have to adjust these estimates, which could have a significant effect on product sales and earnings in the period of adjustments. Based on our analysis of actual product return history, we increased our estimate for product returns, resulting in adjustments of $1.2 million in the first quarter of 2013 and $2.4 million in the third quarter of 2013, which led to decreases in net product revenue and earnings for the year ended December 31, 2013. Further, as a result of our third quarter 2013 product returns analysis, we began utilizing a higher product returns rate for Sumavel DosePro sales.
A 1% increase or decrease in our returns reserve as a percentage of product shipped in the years ended December 31, 2013 and 2012 would have a financial statement impact of approximately $0.5 million for each of the years ended December 31, 2013 and 2012.
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
On a quarterly basis, we analyze our estimates against actual rebate, chargeback and incentive program activity and adjust our estimates as necessary. Given our limited history with the commercialization of Sumavel DosePro, we may experience variability in our provisions for these sales allowances as we continue to initiate new sales initiatives and/or managed care programs in connection with the commercialization of our product. An adjustment to our estimated liabilities for rebates, chargebacks and other incentive programs of 1% of product sales, based on operating results for the year ended December 31, 2013 and 2012, would have resulted in an increase or decrease to net product sales for each period of approximately $0.5 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we may record adjustments to our estimated liabilities over several reporting periods, which can result in a net increase to net revenues or a net decrease to net revenues in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates, chargebacks and incentives differ materially from the amounts estimated by management. To date, there have been no material differences between the amount recorded in a period and actual charges incurred.
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
Service and Other Revenue
Service and other revenue primarily consists of payments received for our sales efforts under the Valeant agreement. We recognize service and other revenue at the time services have been rendered.
Inventories and Related Reserves
Inventories are stated at the lower of cost ( on a first in, first out, or FIFO, basis) or market and consist of finished goods, work in progress and raw materials used in the manufacture of Sumavel DosePro. We have significant lead times for the procurement and manufacture of our finished goods and we therefore order goods from our suppliers and manufacturers based on our forecasts of future demand. To the extent we procure component materials or produce finished goods in excess of actual future demand, we may be required to provide reserves for potentially excess or dated inventories. We provide such reserves based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Warrants for Common Stock
We classify common stock warrants that contain covenants where compliance with such covenants may be outside of our control as short-term liabilities on the consolidated balance sheet. We record the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities is expected volatility, as well as the probability of the occurrence of an extraordinary event for the warrants associated with our July 2012 public offering. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.
Embedded Derivatives
Embedded derivatives are recorded in the consolidated balance sheet at fair value. We adjust the carrying value of the embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such embedded derivatives recorded as change in fair value of embedded derivatives in the consolidated statement of operations and comprehensive loss. We measure the fair value of the embedded derivatives using various discounted cash flow valuation models. The significant unobservable inputs used in measuring the fair value of the embedded derivatives are management’s revenue projections. Significant decreases in these significant inputs would result in a higher fair value measurement of the derivative liability. Management's revenue projections used in the December 31, 2013 valuation model significantly increased from prior periods as they included an increase in projected Zohydro ER revenues based on the October 2013 Zohydro ER

NDA approval date. This significant increase in management's revenue projections led to a significant decrease in the fair value of embedded derivative liability as of December 31, 2013.
Fair Value Measurements
GAAP requires us to estimate the fair value of certain assets and liabilities as of the date of their acquisition or incurrence, on an ongoing basis, or both. Determining the fair value of an asset or liability, such as our warrants for common stock and embedded derivatives, requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the determination of the amount of the fair value ascribed to the asset or liability.
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
Results of Operations
Comparison of Years Ended December 31, 2013, 2012 and 2011
Revenue. We recognize net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies. Prior to the third quarter of 2011, we recognized product revenue based on product dispensed to patients as estimated by independent third party data providers, which amounts were recorded net of estimated wholesaler and retail pharmacy distribution fees, stocking allowances, prompt pay discounts, chargebacks, rebates and patient discount programs, as applicable. As a result, product revenue for the first six months of 2011 represents product revenue based on product dispensed to patients net of product-related discounts and allowances, as applicable, with the six months ended December 31, 2011 and years ended December 31, 2013 and 2012 consisting of Sumavel DosePro shipped to wholesale distributors and retail pharmacies, net of product-related discounts, allowances and product returns, as applicable.
Revenue for the years ended December 31, 2013, 2012 and 2011 was $33.0 million, $44.3 million and $37.6 million, respectively. Net product revenue for the years ended December 31, 2013, 2012 and 2011 was $31.7 million, $35.8 million and $30.4 million, respectively.
The aggregate $4.1 million, or 12%, decrease in net product revenue during 2013 compared to 2012 was primarily due to decreases in unit volume of 7% and our average net selling price of 4%. The decrease in our average net selling price was primarily due to an increase in our estimate for Sumavel DosePro product returns. Based on our analysis of actual product return history, which considers actual product returns on an individual product lot basis since product launch, and factors such as the dating of our product at the time of shipment into the distribution channel, prescription trends, trends in customer purchases and their inventory management practices and changes in the estimated levels of inventory within the distribution channel, we increased our estimate for product returns, resulting in an adjustment of $3.6 million, which decreased our net product sales during the twelve months ended December 31, 2013.
The aggregate $5.5 million, or 18%, increase in net product revenue during 2012 compared to 2011 was primarily due to an increase in unit volume of 16% and an increase in our average selling price of approximately 1%. This decrease in our average selling price per unit was driven by charges related to estimated product returns and a 13% increase in sales allowances as a percentage of gross U.S. product revenue through increased third-party payor contracting/rebates and patient incentives.

Contract revenue for the years ended December 31, 2013, 2012 and 2011 was $0, $8.5 million and $7.2 million, respectively. Contract revenue represents amortization of license fee payments and milestone payments we received in connection with the Astellas co-promotion agreement we entered into in July 2009 and which we began recognizing upon the commencement of sales of Sumavel DosePro in January 2010. In December 2011, we amended the Astellas co-promotion agreement whereby the agreement terminated on March 31, 2012, rather than the initial termination date of June 30, 2013. Based upon this revised termination date, all deferred contract revenue was recognized on an accelerated basis, from the date of amendment through March 31, 2012.
Service and other revenue for the years ended December 31, 2013 and 2012 was $1.3 million and $38,000, respectively. We did not recognize any service and other revenue during the year ended December 31, 2011. Service and other revenue is primarily comprised of the co-promotion fee that is earned for our Migranal sales efforts under the Valeant Agreement.
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
Cost of sales for the years ended December 31, 2013, 2012 and 2011 was $21.2 million, $19.5 million and $19.3 million, respectively. Product gross margin for the year ended December 31, 2013 was 33.0% compared to 45.6% for the year ended December 31, 2012 and 36.6% for the year ended December 31, 2011. The decline in product gross margin of 12.6% in 2013 compared to 2012 was primarily due to a one-time scrap charge and excess capacity charge. The improvement in product gross margin of 9.1% in 2012 compared to 2011 was primarily a result of a decrease in excess capacity charges relating to our contract manufacturing organizations.
Royalty Expense. Royalty expense consists of royalties payable to Aradigm based on net sales of Sumavel DosePro by us or one of our licensees and the amortization of the $4.0 million milestone payment paid by us to Aradigm upon the first commercial sale of Sumavel DosePro in the United States (which occurred in January 2010). We are not required to make any further milestone payments to Aradigm. We are required to pay to Aradigm a 3% royalty on global net sales of Sumavel DosePro, by us or one of our licensees, if any, until the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. During the years ended December 31, 2013, 2012 and 2011, we recorded $1.2 million, $1.4 million and $1.2 million, respectively, in royalty expense.
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

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Research and development expenses:
Zohydro ER	$4,535	$11,544	$20,461
Relday	1,456	3,358	5,066
Sumavel DosePro	1,200	757	1,129
Other (1)	5,614	5,755	6,387
Total	$12,805	$21,414	$33,043

(1) Other research and development expenses include development costs incurred for the DosePro technology sound enhancement and other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.
Research and development costs decreased by $8.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a decrease in development expenses for Zohydro ER and Relday. The decrease in Zohydro ER development expenses was the result of fees paid in connection with our Zohydro ER NDA submission to the FDA in May 2012 and costs related to preparation for and participation in the December 2012 FDA advisory committee meeting for Zohydro ER. We incurred greater research and development expenses for Relday for the year ended December 31, 2012 as we filed our IND application with the FDA in July 2012 and initiated our first clinical trial in July 2012.
Research and development costs decreased by $11.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a decrease in development expenses for Zohydro ER and Relday. The decrease in Zohydro ER development expenses was the result of Phase 3 clinical trials that were initiated in March 2010 and were completed in December 2011 and a milestone payment made to Alkermes in 2011 upon completion of the Phase 3 clinical trials for Zohydro ER. These cost decreases were partially offset by increased expenses related to fees paid in connection with our Zohydro ER NDA submission to the FDA in May 2012 and costs related to preparation for and participation in the December 2012 FDA advisory committee meeting for Zohydro ER. The decrease in Relday development expenses was primarily due to an upfront fee paid to Durect in July 2011 upon execution of the Relday license agreement.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development costs for 2014 to increase over amounts incurred in 2013 as we prepare for our multi-dose clinical trial for Relday and continue development of an abuse deterrent formulation of Zohydro ER.
Selling, General and Administrative Expenses. Selling expenses, which include sales and marketing costs, consists primarily of salaries and benefits of sales and marketing management and sales representatives, marketing and advertising costs, service fees under our co-promotion agreements and sample product costs. General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include facility costs and professional fees for legal, consulting and accounting services.
Selling, general and administrative expenses slightly increased to $50.0 million for the year ended December 31, 2013 compared to $49.5 million for the year ended December 31, 2012. Selling expenses were $33.5 million for the year ended December 31, 2013 compared to $35.9 million for the year ended December 31, 2012. General and administrative expenses were $16.5 million for the year ended December 31, 2013 compared to $13.6 million for the year ended December 31, 2012. The increase of $0.5 million in selling, general and administrative expenses was due to an increase of $2.9 million of general and administrative expenses, which was offset by a decrease of $2.4 million in sales and marketing expenses.

•
The decrease in sales and marketing expenses was primarily the result of a decrease in salaries and sales incentive compensation resulting from our restructuring in May 2013, which was partially offset by an increase in co-promotion fees paid to Mallinckrodt, as Mallinckrodt provided co-promotion services throughout all of 2013 compared to services provided in 2012 that commenced in August.

•
The increase in general and administrative expenses was primarily a result of an increase in non-cash stock-based compensation charges and professional service related costs, such as legal, accounting and consulting services.

Selling, general and administrative expenses decreased to $49.5 million for the year ended December 31, 2012 compared to $60.5 million for the year ended December 31, 2011. Selling expenses were $35.9 million for the year ended December 31, 2012 compared to $47.7 million for the year ended December 31, 2011. General and administrative expenses were $13.6 million for the year ended December 31, 2012 compared to $12.8 million for the year ended December 31, 2011. The decrease of $11.0 million in selling, general and administrative expenses was due to a decrease of $11.8 million of sales and marketing expenses, offset slightly by an increase of $0.8 million of general and administrative expenses.

•
The decrease in sales and marketing expenses was primarily the result of a $10.8 million decrease in service fees to Astellas due to the termination of the co-promotion agreement on March 31, 2012 and resulting reduction of service fees paid over the life of the agreement, and a decrease in other advertising and promotional activities. These selling and marketing expense decreases were partially offset by an increase in sales and marketing personnel costs primarily due to an increase in non-cash stock compensation expense and sales incentive compensation.

•
The increase in general and administrative expenses was primarily a result of an increase in non-cash stock-based compensation charges, salary expense and recruiting expenses, partially offset by a decrease in professional service related costs, such as legal and accounting and advisory services.

We expect our sales and marketing expenses to increase significantly in 2014 due to the increase in our sales and marketing headcount in the first quarter of 2014 to commercialize Zohydro ER, and we expect general administrative expenses to increase in 2014 due to the addition of our medical affairs team, and implementation of the FDA required extended-release long-acting opioids REMS program and our voluntary safe use initiatives..
Interest Income. During the years ended December 31, 2013, 2012 and 2011, interest income was $18,000, $53,000 and $37,000, respectively. The fluctuations in interest income were primarily driven by fluctuations in average cash and cash equivalent balances during the respective periods.
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
Interest expense decreased to $6.6 million for the year ended December 31, 2013 compared to $10.3 million for the year ended December 31, 2012. The decrease of $3.7 million was primarily due to the termination of our amended Oxford/SVB loan agreement and revolving credit facility in July 2012.
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
We do not expect a significant change in interest expense in 2014 compared to 2013 levels.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities relates to a fair value adjustment recorded on the warrants to purchase common stock issued in connection with our July 2012 public offering and issued in connection with our Healthcare Royalty financing agreement. See Note 8 to the Consolidated Financial Statements.
Change in Fair Value of Embedded Derivatives. The change in fair value of embedded derivatives relates to a fair value adjustment recorded on the embedded derivatives associated with the Healthcare Royalty financing agreement. See Note 7 to the Consolidated Financial Statements.
Other Expense. Other expense for the years ended December 31, 2013 and 2011 consists primarily of foreign currency transaction gains and losses. Other expense for the year ended December 31, 2012 consists of expense incurred in July 2012 from the issuance of warrants in our public offering, slightly offset by foreign currency transaction gains.
Provision for Income Tax (Expense) Benefits. Provision for income tax (expense) benefit is primarily related to the taxable income generated by our wholly-owned subsidiary, Zogenix Europe Limited.
Net Operating Loss and Tax Credit Carryforwards. As of December 31, 2013, we had available federal and state net operating loss carryforwards of approximately $208.1 million and $202.1 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2026 for federal tax purposes and 2015 for state tax purposes. As of December 31,

2013, we had federal and state research and development tax credit carryforwards of approximately $1.1 million and $2.2 million, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.
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
We completed an analysis under IRC Sections 382 and 383 to determine if our net operating loss carryforwards and research and development credits are limited due to a change in ownership. We determined that as of December 31, 2011 we had two ownership changes. The first ownership change occurred in August 2006 upon the issuance of our Series A-1 convertible preferred stock. As a result of this ownership change, we reduced our net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. We determined that, as of December 31, 2011, we had a second ownership change, as defined by IRC Section 382 and 383, which occurred in September 2011 upon the issuance of stock in our follow-on offering. As a result of this second ownership change, we reduced our federal and state net operating loss carryforwards as of December 31, 2010 by $83.5 million and $46.2 million, respectively, and research and development income tax credits as of December 31, 2010 by $2.2 million. We are currently in the process of completing a Section 382 and 383 study to determine the impact that ownership changes during the year ended December 31, 2013 have had on our carryforwards and expect to complete the analysis within the next twelve months. As a result of this analysis, we may have an adjustment in the net operating losses that are recorded at December 31, 2013.
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
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of December 31, 2013, had an accumulated deficit of $410.2 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with the commercialization of Zohydro ER, the clinical development for Relday, required post-market testing for Zohydro ER, additional activities with respect to Zohydro ER, including the development of an abuse deterrent formulation of Zohydro ER, and the cost of the sales and marketing expense associated with Sumavel DosePro and Zohydro ER. As of December 31, 2013, we had cash and cash equivalents of $72.0 million.
On March 27, 2013, we entered into the sales agreement with Cantor, as sales agent, under which we issued and sold shares of our common stock from time to time through Cantor. The sales of common stock made under the sales agreement were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Under the sales agreement, we issued 6.8 million shares of our common stock during 2013 at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $10.8 million. The sales agreement with Cantor terminated on November 16, 2013.
On November 12, 2013, we completed the November 2013 Offering for net proceeds of approximately $64.5 million (including over-allotment purchase), after deducting underwriting discounts and commissions of $4.1 million and offering expenses of approximately $0.4 million. We sold a total of 30,666,667 shares of our common stock (including the underwriters' over-allotment purchase of 4,000,000 shares) at a purchase price of $2.25 per share.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2013, and our projected product revenues from Sumavel DosePro and Zohydro ER, will be sufficient to fund our operations through 2014. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
In its report on our consolidated financial statements for the year ended December 31, 2013, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern depends, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and have to liquidate our assets and may receive less than the value at which those assets were carried on our financial statements, and it is likely that investors will lose all or part of their investment.
Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and payments received from Astellas under our Astellas co-promotion agreement. Through December 31, 2013, we received aggregate net cash proceeds of approximately $417.5 million from the sale of shares of our preferred and common stock, including the following recent financing transactions:

•	in July 2011, we entered into the Healthcare Royalty financing agreement pursuant to which we sold 388,601 shares of our common stock, resulting in $1.4 million of net proceeds;

•
in September 2011 and October 2011, we issued and sold a total of 30,711,566 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters’ option to purchase over-allotment shares, for aggregate net proceeds of $57.9 million;

•
in July 2012, we issued and sold a total of 35,058,300 shares of common stock and warrants to purchase 15,784,200 shares of common stock in a public offering, including the underwriters' over-allotment purchase, for aggregate net proceeds of $65.4 million.;

•	in 2013, we issued and sold a total of 6,753,104 shares of common stock under our controlled equity offering program, resulting in aggregate net proceeds of $10.8 million; and

•
in November 2013, we issued and sold a total of 30,666,667 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters' option to purchase over-allotment shares, for aggregate net proceeds of $64.5 million.

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
Cash and Cash Equivalents. Cash and cash equivalents totaled $72.0 million and $41.2 million at December 31, 2013 and December 31, 2012, respectively.
The following table summarizes our cash flows from (used in) operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(44,920)	$(52,202)	$(80,471)
Investing activities	(810)	(293)	(617)
Financing activities	76,523	37,198	88,441
Net (decrease) increase in cash and cash equivalents	$30,793	$(15,297)	$7,353

Operating Activities. Net cash used in operating activities was $44.9 million, $52.2 million and $80.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used for the year ended December 31, 2013 primarily reflects the use of cash for operations, adjusted for non-cash charges, including a $21.9 million change in fair value of warrant liabilities and $8.2 million for stock-based compensation (which includes $0.2 million in stock-based compensation from restructuring), partially offset by a $(0.8) million change in fair value of embedded derivatives. Significant working capital uses of cash for the year ended December 31, 2013 included personnel-related costs, sales and marketing expenses for Sumavel DosePro and preparation for the launch of Zohydro ER, research and development costs (primarily for employee and infrastructure resources) and other professional services.

Net cash used for the year ended December 31, 2012 primarily reflects the use of cash for operations, adjusted for non-cash charges, including $6.2 million in stock-based compensation, offset by an $11.8 million change in fair value of warrant liabilities and an $8.5 million reduction in deferred revenue related to the termination of the Astellas co-promotion agreement. Significant working capital uses of cash for the year ended December 31, 2012 included personnel-related costs, research and development costs (primarily for Zohydro ER and Relday), sales and marketing expenses for Sumavel DosePro, and other professional services.
Net cash used for the year ended December 31, 2011 primarily reflects the use of cash for operations, adjusted for non-cash charges, including $4.8 million in stock-based compensation, offset by a $10.8 million reduction in deferred revenue related to the Astellas co-promotion agreement. Significant working capital uses of cash for the year ended December 31, 2011 included personnel-related costs, research and development costs (primarily for Zohydro ER, including a milestone payment made to Alkermes in 2011), sales and marketing expenses for Sumavel DosePro, and other professional services.

Investing Activities. Net cash used in investing activities was $0.8 million, $0.3 million, and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are the result of the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.
We expect to incur capital expenditures of approximately $0.5 million to $1.0 million in 2014. These planned capital expenditures primarily relate to further investments in our manufacturing operations for Sumavel DosePro and toward enhancing our existing manufacturing technology and equipment.
Financing Activities. Net cash provided by financing activities was $76.5 million, $37.2 million and $88.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by financing activities for the year ended December 31, 2013 included net proceeds from the sale of common stock in the November 2013 Offering and under our controlled equity offering program. Net cash provided by financing activities for the year ended December 31, 2012 included net proceeds from the issuance of common stock and warrants to purchase common stock during our July 2012 public offering, and net proceeds provided by our revolving credit facility with Oxford/SVB, offset by payments on our borrowed debt. Net cash provided by financing activities for the year ended December 31, 2011 included net proceeds received from the issuance of common stock in our follow-on public offering, net proceeds received in connection with our Healthcare Royalty financing agreement, net proceeds received from our $10.0 million revolving credit facility and proceeds from the issuance of common stock purchased through our Employee Stock Purchase Plan, offset by payments on borrowings of debt.
Our sources of liquidity include our cash balances and cash receipts from the sale of Sumavel DosePro. Through December 31, 2013, we received aggregate net cash proceeds of approximately $417.5 million from the sale of shares of our preferred and common stock. As of December 31, 2013, we had $72.0 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) equity, debt or other financing, (ii) entering into a commercialization agreement for Zohydro ER, or a licensing arrangement for Relday, or (iii) further leveraging our sales force capacity to promote Migranal or another new product.
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
We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our products and, if approved, product candidates. We expect our expenses to be substantial and to increase over the next few years as we continue to grow the Sumavel DosePro brand, launch our Zohydro ER product and as we potentially advance Relday through clinical development.

Contractual Obligations and Commitments
The following table describes our long-term contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Debt obligations (1)	$30,000	$—	$20,000	$10,000	$—
Debt interest (2)	27,049	3,033	13,189	10,827	—
Operating lease obligations (3)	2,066	1,330	736	—	—
Co-Promotion tail payments (4)	1,218	1,218	—	—	—
Purchase obligations (5)	28,366	17,181	11,185	—	—
Total	$88,699	$22,762	$45,110	$20,827	$—

(1)	Represents annual payments under the Healthcare Royalty financing agreement, which occur on January 1 of 2015, 2016 and 2017.

(2)	Includes the interest on scheduled debt payments under the Healthcare Royalty financing agreement, estimated using the effective interest method and revenue projections.

(3)
Includes the minimum rental payments for our San Diego, California office pursuant to a lease entered into in April 2012, which expires in November 2014. Also includes the minimum rental payments for our Emeryville, California office pursuant to a lease entered into in July 2007, which expires, as extended, in September 2015. Also includes the rental payments for a fleet vehicles pursuant to a lease entered into in August 2009. Each vehicle has a lease term of 36 months.

(4)	Represents the final annual tail payment due to Astellas for the termination of our Astellas co-promotion agreement in March 2012, which is to be paid in July 2014.

(5)
Primarily represents non-cancellable purchase orders for the production of key components of Sumavel DosePro, a minimum manufacturing fee payable to Patheon UK Limited through the remaining term of our manufacturing services agreement, and non-cancellable orders for the purchase of Zohydro ER. These purchase obligations are based on the exchange rate at December 31, 2013.

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
Under our development and license agreement with Alkermes we will be required to pay a mid single-digit percentage royalty on Zohydro ER net sales for a specified period of time and continue to pay royalties on net sales of the product thereafter at a reduced low single-digit percentage rate in accordance with the terms of the license agreement.
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
Under our Healthcare Royalty financing agreement we are obligated to pay to Healthcare Royalty Revenue Interest on product sales between 5.75% and 0.5%, depending upon the level of product sales made.
Under our development and option agreement with Altus, we are obligated to pay Altus up to $3.5 million in total future milestone payments with respect to an abuse deterrent formulation of hydrocodone, subject to the achievement of various development and regulatory milestones. In addition, if we exercise our option to license certain Altus intellectual property, we will be required to pay additional regulatory and sales milestones and a royalty on net sales of the licensed product.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2013 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated primarily in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufactures are denominated in the Euro and U.K. pounds sterling, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro sales demands. For the twelve months ended December 31, 2013, approximately $18.9 million (based on exchange rates as of December 31, 2013) of our materials and contract manufacturing costs were denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses as the exchange rate of certain foreign currencies fluctuates. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the twelve months ended December 31, 2013 would have resulted in approximately $0.7 million or $1.2 million in gains or losses, respectively. We intend to evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-31.
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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2013, which is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Zogenix, Inc.
We have audited Zogenix, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zogenix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Zogenix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zogenix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Zogenix, Inc. and our report dated March 7, 2014 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Zogenix, Inc.'s ability to continue as a going concern.
/s/ ERNST & YOUNG LLP

San Diego, California
March 7, 2014
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
1. Financial Statements. The following consolidated financial statements of Zogenix, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:
2. Financial Statement Schedules.
All schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.
3. Exhibits.
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index.
(b) See Item 15(a)(2) above.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Zogenix, Inc.
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zogenix, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and lack of sufficient working capital raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 1. The December 31, 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zogenix, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
March 7, 2014

Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands, except Par Value)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$72,021	$41,228
Trade accounts receivable, net	6,665	5,643
Inventory	9,936	12,886
Prepaid expenses and other current assets	4,257	1,968
Total current assets	92,879	61,725
Property and equipment, net	13,011	13,561
Other assets	6,614	5,400
Total assets	$112,504	$80,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,622	$4,592
Accrued expenses	18,865	14,343
Common stock warrant liabilities	31,341	9,493
Accrued compensation	3,952	4,226
Total current liabilities	58,780	32,654
Long-term debt	28,802	28,481
Other long-term liabilities	6,496	5,078
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized at December 31, 2013 and 2012; 138,927 and 100,809 shares issued and outstanding at December 31, 2013 and 2012, respectively.	139	101
Additional paid-in capital	428,534	343,763
Accumulated deficit	(410,247)	(329,391)
Total stockholders’ equity	18,426	14,473
Total liabilities and stockholders’ equity	$112,504	$80,686

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Net product revenue	$31,699	$35,826	$30,411
Contract revenue	—	8,462	7,165
Service and other revenue	1,313	38	—
Total revenue	33,012	44,326	37,576
Operating expenses:
Cost of sales	21,241	19,496	19,293
Royalty expense	1,242	1,353	1,205
Research and development	12,805	21,414	33,043
Selling, general and administrative	50,040	49,494	60,459
Restructuring	876	—	—
Total operating expenses	86,204	91,757	114,000
Loss from operations	(53,192)	(47,431)	(76,424)
Other income (expense):
Interest income	18	53	37
Interest expense	(6,610)	(10,313)	(7,644)
Change in fair value of warrant liabilities	(21,927)	11,811	445
Change in fair value of embedded derivatives	759	(147)	(240)
Other income (expense)	96	(1,354)	(86)
Total other income (expense)	(27,664)	50	(7,488)
Loss before income taxes	(80,856)	(47,381)	(83,912)
Provision for income tax benefit (expense)	—	(5)	9
Net loss	$(80,856)	$(47,386)	$(83,903)
Net loss per share, basic and diluted	$(0.74)	$(0.59)	$(1.96)
Weighted average shares outstanding, basic and diluted	108,568	80,558	42,712
Comprehensive loss	$(80,856)	$(47,386)	$(83,903)

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, except Per Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	34,017	$34	$226,802	$(198,102)	$28,734
Net loss	—	—	—	(83,903)	(83,903)
Issuance of common stock from secondary offering, net of issuance costs of $3,564	30,712	31	57,828	—	57,859
Issuance of common stock from conversion of convertible notes, net of issuance costs of $18	389	—	1,404	—	1,404
Issuance of common stock from financing agreement at $3.86 per share, net of issuance costs of $96	389	—	1,404	—	1,404
Issuance of common stock in conjunction with exercise of stock options	67	—	92	—	92
Issuance of common stock from ESPP purchase	172	—	263	—	263
Issuance of common stock warrants	—	—	39	—	39
Release of restricted stock units	12	—	—	—	—
Vesting of early exercised stock options	—	—	15	—	15
Stock-based compensation	—	—	4,809	—	4,809
Balance at December 31, 2011	65,369	65	291,252	(282,005)	9,312
Net loss	—	—	—	(47,386)	(47,386)
Issuance of common stock from July 2012 offering, net of issuance costs of $3,328	35,058	35	45,774	—	45,809
Issuance of common stock in conjunction with exercise of stock options	18	—	33	—	33
Issuance of common stock from ESPP purchase	364	1	547	—	548
Stock-based compensation	—	—	6,157	—	6,157
Balance at December 31, 2012	100,809	101	343,763	(329,391)	14,473
Net loss	—	—	—	(80,856)	(80,856)
Issuance of common stock from November 2013 offering, net of issuance costs of $4,529	30,667	31	64,440	—	64,471
Issuance of common stock from controlled equity offering, net of issuance costs of $371	6,753	7	10,827	—	10,834
Issuance of common stock in conjunction with exercise of stock options	291	—	574	—	574
Issuance of common stock from ESPP purchase	304	—	385	—	385
Issuance of common stock in conjunction with exercise of warrants	103	—	338	—	338
Stock-based compensation	—	—	8,006	—	8,006
Stock-based compensation, restructuring	—	—	201	—	201
Balance at December 31, 2013	138,927	$139	$428,534	$(410,247)	$18,426

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	(80,856)	(47,386)	(83,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,006	6,157	4,809
Stock-based compensation, restructuring	201	—	—
Depreciation	1,806	1,599	1,584
Amortization of debt issuance costs and non-cash interest	569	2,017	1,793
Change in fair value of warrant liabilities	21,927	(11,811)	(445)
Change in fair value of embedded derivatives	(759)	147	240
Loss on disposal and impairment of property and equipment	—	9	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,022)	(730)	(439)
Inventory	2,950	3,890	1,517
Prepaid expenses and other current assets	(2,004)	163	24
Other assets	(1,747)	11	338
Accounts payable and accrued expenses	6,142	2,194	4,898
Restructuring liabilities	4	—	—
Deferred revenue	(137)	(8,462)	(10,887)
Net cash used in operating activities	(44,920)	(52,202)	(80,471)
Investing activities:
Purchases of property and equipment	(810)	(293)	(617)
Net cash used in investing activities	(810)	(293)	(617)
Financing activities:
Proceeds from borrowings of debt and revolving credit facility, net of issuance costs	—	9,900	39,124
Payments on borrowings of debt	—	(25,000)	(825)
Payments on revolving credit facility	—	(15,051)	(9,477)
Proceeds from exercise of common stock options and warrants	833	33	92
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	75,690	67,316	59,527
Net cash provided by financing activities	76,523	37,198	88,441
Net (decrease) increase in cash and cash equivalents	30,793	(15,297)	7,353
Cash and cash equivalents at beginning of period	41,228	56,525	49,172
Cash and cash equivalents at end of period	$72,021	$41,228	$56,525
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,463	$5,284	$4,186
Noncash investing and financing activities:
Purchase of property and equipment in accounts payable	$446	$—	$123
Change in common stock warrant liability associated with exercise of warrants	$(79)	$—	$—
Warrants issued in connection with public offering	$—	$20,959	$—
Asset retirement obligation	$—	$286	$—
Warrants issued in connection with debt	$—	$—	$866
Embedded derivatives related to debt	$—	$—	$605
Vesting of early exercised stock options	$—	$—	$15

See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
Zogenix, Inc. (the Company) is a pharmaceutical company committed to developing and commercializing therapies that address specific clinical needs for people living with pain-related conditions and central nervous system disorders who need innovative treatment alternatives to help them return to normal daily functioning. The Company’s first commercial product, Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System, was launched in January 2010. Sumavel DosePro offers fast-acting, easy-to-use, needle-free subcutaneous administration of sumatriptan for the acute treatment of migraine and cluster headache in a pre-filled, single-use delivery system. Sumavel DosePro is the first drug product approved by the U.S. Food and Drug Administration (FDA) that allows for the needle-free, subcutaneous delivery of medication. On October 25, 2013, the Company received FDA marketing approval for Zohydro™ ER (hydrocodone bitartrate) extended-release capsules, the first extended-release oral formulation of hydrocodone without acetaminophen. Zohydro ER is an opioid agonist for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The Company launched Zohydro ER on March 3, 2014.
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
On March 27, 2013, the Company entered into a controlled equity offering sales agreement (the sales agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, under which the Company issued and sold shares of its common stock from time to time through Cantor, having an aggregate offering price of up to $25.0 million. The sales of common stock made under the sales agreement were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. Under the sales agreement, the Company issued 6,753,104 shares of its common stock during 2013 at an average stock issuance price of $1.66 per share, resulting in net proceeds of approximately $10,834,000. The sales agreement with Cantor terminated on November 16, 2013.
On November 12, 2013, the Company completed a public offering (the November 2013 Offering) of common stock for net proceeds of approximately $64,471,000 (including over-allotment purchase), after deducting underwriting discounts and commissions of $4,140,000 and offering expenses of approximately $389,000. The Company sold a total of 30,666,667 shares of its common stock (including the underwriters' over-allotment purchase of 4,000,000 shares) at a purchase price of $2.25 per share.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to the continued development of its product candidates and commercialization of its approved products. Management intends to pursue additional opportunities to raise additional capital, if required, through public or private equity offerings, including through debt financings, receivables financings or through collaborations or partnerships with other companies to further support its planned operations. There can be no assurance that the Company will be able to obtain any source of financing on acceptable terms, or at all. If the Company is unsuccessful in raising additional required funds, it may be required to significantly delay, reduce the scope of or eliminate one or more of its development programs or its commercialization efforts, or cease operating as a going concern. The Company also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that it would otherwise seek to develop or commercialize itself on terms that are less favorable than might otherwise be available.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates.
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
Restricted Cash
In December 2009, the Company issued a letter of credit for $200,000 in connection with another operating lease. The letter of credit is collateralized by a certificate of deposit in the same amount. Restricted cash of $200,000 at December 31, 2013 and 2012 is included in other assets on the consolidated balance sheet.
Accounts Receivable
Trade accounts receivable are recorded at the invoice amount net of allowances for cash discounts for prompt payment. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded an allowance of $18,000 and $2,000 at December 31, 2013 and 2012, respectively.
Fair Value Measurements
The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses (excluding the tail payment due to Astellas Pharmaceutical US, Inc. (Astellas)) and accrued compensation included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value. The accrued liability for the annual tail payment due to Astellas (see Note 3) for the termination of the Company’s co-promotion agreement was measured at fair value using a present value technique, which incorporated the Company’s own credit risk as measured by the most recent round of debt financing with Healthcare Royalty Partners (Healthcare Royalty) (formerly Cowen Healthcare Royalty Partners II, L.P.).
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities and embedded derivative liability within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 are as follows (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2013
Assets
Cash equivalents (1)	$69,120	—	—	$69,120
Liabilities
Common stock warrant liabilities (2)	$—	—	31,341	$31,341
Embedded derivative liability (3)	$—	—	233	$233

At December 31, 2012
Assets
Cash equivalents (1)	$37,605	—	—	$37,605
Liabilities
Common stock warrant liability (2)	$—	—	9,493	$9,493
Embedded derivative liability (3)	$—	—	992	$992

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheet.

(2)
Common stock warrant liabilities include liabilities associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 8) and warrants issued in connection with the Healthcare Royalty financing agreement (see Note 7), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, (b) an expected volatility rate using the Company's historical volatility, supplemented with historical volatility of comparable companies, through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

(3)
Embedded derivatives are measured at fair value using various discounted cash flow valuation models are included as a component of other long-term liabilities on the consolidated balance sheets. The assumptions used in the discounted cash flow valuation models include: (a) management's revenue projections and a revenue sensitivity analysis based on possible future outcomes; (b) probability weighted net cash flows based on the likelihood of Healthcare Royalty receiving interest payments over the term of the financing agreement; (c) probability of bankruptcy; (d) weighted average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; (e) the probability of a change in control occurring during the term of the Healthcare Royalty financing agreement; and (f) the probability of an exercise of the embedded derivative instruments. The significant unobservable inputs used in measuring the fair value of the embedded derivatives are management’s revenue projections.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Significant decreases in these significant inputs would result in a higher fair value measurement of the liability. Management's revenue projections used in the December 31, 2013 valuation model significantly increased from prior periods as they included an increase in projected Zohydro ER revenues based on the October 2013 Zohydro ER NDA approval date. This significant increase in management's revenue projections led to a significant decrease in the fair value of embedded derivative liability as of December 31, 2013.
The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 (in thousands):

	Common Stock Warrant Liabilities	Embedded Derivative Liabilities
Balance at December 31, 2011	$345	$845
Issuance	20,959	—
Changes in fair value	(11,811)	147
Balance at December 31, 2012	9,493	992
Exercises	(79)	—
Changes in fair value	21,927	(759)
Balance at December 31, 2013	$31,341	$233
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
The Company sells its products primarily to established wholesale distributors and retailers in the pharmaceutical industry. Three wholesale pharmaceutical distributors individually comprised 30.5%, 30.3% and 16.6% of the Company’s total gross sales of Sumavel DosePro for the year ended December 31, 2013. In addition, one retail company that purchases from the Company directly, individually comprised 14.6% of the Company's total gross sales of Sumavel DosePro for the year ended December 31, 2013. Approximately 84.9% and 10.3% of the trade accounts receivable balance as of December 31, 2013 represents amounts due from these three wholesale distributors and one retail customer, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded an allowance of doubtful accounts of $18,000 and $2,000 at December 31, 2013 and December 31, 2012, respectively.
The Company relies on third-party manufacturers for the production of Sumavel DosePro and single source third-party suppliers to manufacture several key components of Sumavel DosePro. The Company also relies on a third-party manufacturer and supplier of Zohydro ER. If the Company’s third-party manufacturers are unable to continue manufacturing Sumavel DosePro or Zohydro ER, or if the Company lost one or more of its single source suppliers used in the manufacturing process, the Company may not be able to meet market demand for its products.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were immaterial charges as a result of impairment losses through December 31, 2013.
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
Revenue Recognition
The Company recognizes revenue from the sale of Sumavel DosePro, and from license fees, milestones and service fees earned on collaborative arrangements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company has monitored and analyzed actual return history since product launch. The Company's analysis of actual product return history considers actual product returns on an individual product lot basis since product launch, the dating of the product at the time of shipment into the distribution channel, prescription trends, trends in customer purchases and their inventory management practices, and changes in the estimated levels of inventory within the distribution channel to estimate its exposure for returned product. Because of the shelf life of Sumavel DosePro and the duration of time under which the Company's customers may return product through the Company's return policy, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product. Based on the Company's analysis of actual product return history, the Company increased its estimate for product returns, resulting in adjustments of $1,226,000 in the first quarter of 2013 and $2,408,000 in the third quarter of 2013, which led to decreases in net product revenue and earnings for the year ended December 31, 2013 and increased net loss by $0.03 per share for the year ended December 31, 2013. Further, as a result of the Company’s third quarter 2013 product returns analysis, the Company began to utilize a higher product returns rate for Sumavel DosePro sales.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Service and Other Revenue
Service and other revenue primarily consists of payments received for the Company's sales efforts under the co-promotion agreement with Valeant Pharmaceuticals North America LLC (Valeant). The Company recognizes service and other revenue at the time services have been rendered.
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
Research and Development Expenses
All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received.
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
Advertising Expense
The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $597,000, $522,000 and $1,180,000 in advertising costs for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company capitalized advertising costs of $2,000 and $159,000 in prepaid expenses and other current assets, respectively.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Foreign Currency Transactions
Gains or losses resulting from transactions denominated in foreign currencies are included in other expense in the consolidated statements of operations and comprehensive loss. The Company recorded losses from foreign currency transactions in other income (expense) of $(95,000), $(68,000) and $86,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. As of December 31, 2013, there were no outstanding equity awards with market or performance conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.
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
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator
Net loss	$(80,856)	$(47,386)	$(83,903)
Denominator
Weighted average common shares outstanding	108,568	80,558	42,715
Weighted average shares subject to repurchase	—	—	(3)
Weighted average shares outstanding, basic and diluted	108,568	80,558	42,712
Basic and diluted net loss per share	$(0.74)	$(0.59)	$(1.96)
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Year Ended December 31,
	2013	2012	2011
Common stock options and restricted stock units	11,027	47	184
Common stock warrants	15,681	—	—
	26,708	47	184

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Segment Reporting
Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products for people living with pain-related conditions and central nervous system disorders.
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

3.	Collaboration, License and Purchase Agreements
Mallinckrodt LLC Co-Promotion Agreement
On June 6, 2012, the Company and Mallinckrodt LLC (Mallinckrodt) entered into a co-promotion agreement (the Co-Promotion Agreement). Under the terms of the Co-Promotion Agreement, Mallinckrodt was granted a co-exclusive right (with the Company) to promote Sumavel DosePro in the United States. Mallinckrodt's sales team began selling Sumavel DosePro to its customer base of prescribers in August 2012. Mallinckrodt committed to a minimum number of sales representatives for the initial term of the agreement, which ran through June 30, 2014.
In partial consideration of Mallinckrodt's sales efforts, the Company paid Mallinckrodt a service fee on a quarterly basis through January 31, 2014 that represented a specified fixed percentage of net sales of prescriptions generated from Mallinckrodt's prescriber audience over a baseline amount of net sales to the same prescriber audience. For the years ended December 31, 2013 and 2012, the Company incurred $1,035,000 and $161,000 in service fee expenses under the Co-Promotion Agreement.
In January 2014, the Company entered into an amendment to the Co-Promotion Agreement (Amended Co-Promotion Agreement), whereby the Co-Promotion Agreement terminated on January 31, 2014. The Company assumed full responsibility for the commercialization of Sumavel DosePro in February 2014. In connection with the termination of the Co-Promotion Agreement, the Company is required to make a one-time tail payment to Mallinckrodt, calculated as a fixed percentage of net sales from the Mallinckrodt targeted prescriber audience during the 12 month period ending on January 31, 2015. A liability for this tail-payment will be recorded in the first quarter of 2014, once its reasonably estimable.
Altus Formulation Inc. Development and Option Agreement
On November 1, 2013, the Company entered into a Development and Option Agreement (the Development Agreement) with Altus Formulation Inc. (Altus). Under the Development Agreement, Altus is responsible for the development of abuse deterrent formulations of hydrocodone using Altus’ Intellitab™ drug delivery platform and will be reimbursed by the Company for its development efforts on the product, and the Company is responsible for the conduct of the clinical development of the product. The Company paid a non-refundable upfront fee to Altus of $750,000 which was recorded as research and development expense during the twelve months ended December 31, 2013. The Company is also obligated to pay Altus up to $3,500,000 in total future milestone payments upon the achievement of various development and regulatory milestones.
Pursuant to the Development Agreement, the Company was granted an option to obtain an exclusive, royalty-bearing license, with the right to sublicense, to certain Altus intellectual property rights to make, have made, import, use, sell, have sold and offer for sale an abuse deterrent formulation of hydrocodone for the treatment or relief of pain in the United States. However, the Company will need to obtain the consent of Alkermes or otherwise amend its license agreement with Alkermes for Zohydro ER in order to exercise the option and ultimately commercialize the Altus abuse deterrent formulation of hydrocodone. If the Company exercises this option, Altus will be eligible to receive additional regulatory and sales milestones and a royalty based on net sales of the licensed product.
The term of the Development Agreement will end upon expiration of the earlier of (1) the date upon which an NDA or similar application for regulatory approval is submitted by the Company for the Altus abuse resistant formulation of hydrocodone, or (2) November 1, 2016. The Company may terminate the Development Agreement upon 30 days’ written notice

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

or upon written notice of a material uncured breach by Altus. In addition, the Company may terminate any work plan under the Development Agreement upon written notice. Altus may only terminate the Development Agreement upon the occurrence of certain bankruptcy events with respect to the Company. Altus may also terminate a work plan under the Development Agreement upon written notice of the Company’s material uncured breach.
Valeant Pharmaceuticals North America LLC Co-Promotion Agreement
On June 27, 2013, the Company entered into a co-promotion agreement with Valeant (the Valeant Agreement). Under the terms of the Valeant Agreement, the Company was granted the exclusive right (with Valeant or any of its affiliates) to promote Migranal® (dihydroergotamine mesylate) Nasal Spray (Migranal) to a prescriber audience of physicians and other health care practitioners in the United States. The Company's sales team began promoting Migranal to prescribers in August 2013. The term of the Valeant Agreement will run through December 31, 2015 (unless otherwise terminated), and can be extended by mutual agreement of the parties in additional twelve month increments. Valeant remains responsible for the manufacture, supply and distribution of Migranal for sale in the United States. In addition, Valeant will supply the Company with a specified amount of product samples every six months, and the Company will reimburse Valeant for the cost of additional samples and any promotional materials ordered by the Company. The cost of any additional samples and any promotional materials ordered by the Company will be recognized as selling, general and administrative expenses.
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
Either party may terminate the Valeant Agreement with six months' notice. Either party may terminate the Valeant Agreement with 30 days' prior notice if the Company's net sales within a fiscal quarter fall below the Baseline Forecast (or Adjusted Baseline Forecast) for one or more fiscal quarters, or following the commercial introduction of a generic product to Migranal promoted or otherwise commercialized by a third party in the United States. In addition, either party may terminate the Valeant Agreement in the event of a change of control of itself or the other party (upon 90 days' prior written notice), upon any action taken or objection raised by governmental authority that prevents either party from performing its obligations under the Valeant Agreement, upon the filing of an action alleging patent infringement, in connection with the material breach of the other party's material obligations, or if a bankruptcy event of the other party occurs.
The Company recognizes co-promotion fees received under the Valeant Agreement as service revenue in the period in which its promotional activities generate net sales over the Baseline Forecast or Adjusted Baseline Forecast. For the year ended December 31, 2013, the Company recognized service revenue of $1,109,000 under the Valeant Agreement.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
In accordance with accounting guidance for revenue arrangements with multiple deliverables, the Company initially recorded the $20,000,000 in upfront and milestone payments received from Astellas as deferred revenue. Beginning with the launch of Sumavel DosePro in January 2010, the Company began amortizing the upfront and milestone payments as contract revenue in the consolidated statement of operations and comprehensive loss over the term of the Astellas Co-Promotion Agreement. Upon termination of the Astellas Co-Promotion Agreement, the Company concluded that the remaining deferred revenue balance should be recognized ratably through the amended term of the agreement, and consequently, all deferred contract revenues were recognized through March 31, 2012. For the years ended December 31, 2013, 2012 and 2011 the Company recognized $0, $8,462,000 and $7,165,000, respectively, of contract revenue.
In addition, following completion of the co-promotion term in March 2012, the Company was required to pay Astellas one tail payment in July 2013 and is required to pay Astellas another tail payment in July 2014, calculated as decreasing fixed percentages (ranging from mid-twenties down to a mid-teen percentage) of net sales in the Astellas Segment during the 12 months ended March 31, 2012. The value of such tail payments was estimated at a total of $5,291,000 based upon the agreement termination date of March 31, 2012, and recorded as a long-term liability on the amendment date of December 20, 2011. The fair value of the tail payments will be accreted through interest expense through the dates of payment in July 2013 and July 2014. The first tail payment of $2,032,000 was made in July 2013. As of December 31, 2013 and 2012, the tail payment liability, after considering the August 2012 service fee reduction discussed below, was $1,131,000 and $2,795,000, respectively. The Company recognized $368,000 and $550,000 of related interest expense during the years ended December 31, 2013 and 2012, and did not recognize any related interest expense during the year ended December 31, 2011.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
For the years ended December 31, 2013, 2012 and 2011, the Company recognized shared marketing expense of $0, $253,000 and $1,663,000, respectively, under the Astellas Co-Promotion Agreement. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $0, $1,756,000 (excluding the $1,924,000 service fee adjustment discussed above) and $6,657,000 (excluding the $2,795,000 expense recognized when the tail payments were initially recorded) in service fee expenses, respectively.
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
Durect granted the Company an exclusive worldwide license, with sub-license rights, to Durect intellectual property rights related to Durect’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. Durect retains the right to supply the Company’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the License Agreement.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Desitin Arzneimittel GmbH Licensing and Distribution Agreement
In 2008, the Company entered into a licensing and distribution agreement (the Distribution Agreement) with Desitin Arzneimittel GmbH (Desitin), a private German pharmaceutical company focused on the development, manufacturing and distribution of products for the treatment of central nervous system disorders. Under the terms of the Distribution Agreement, the Company licensed to Desitin the exclusive development and commercialization rights to Sumavel DosePro for the European Union, Norway, Switzerland and Turkey. On August 5, 2013, the Company agreed with Desitin to terminate the Distribution Agreement effective October 1, 2013.
Under the Distribution Agreement, Desitin oversaw, and was responsible for the expenses related to, all clinical development, regulatory approval and commercialization efforts required to market Sumavel DosePro in the territories in which Desitin elected to develop and market Sumavel DosePro. The Company manufactured and supplied the product to Desitin for commercial sale. Desitin paid the Company a specified transfer price for commercial product and a low single-digit percentage royalty on net sales of the product. In November 2010, Desitin received regulatory approval for the commercialization of Sumavel DosePro in Denmark. It received subsequent approvals in Germany, Sweden, the United Kingdom, Norway and France; however, the marketing authorizations for Sweden, Norway, France and the United Kingdom were withdrawn as of December 31, 2013. The Company did not recognize any revenue for sales to Desitin for the years ended December 31, 2013 and 2011, and recognized $397,000 in revenue for sales to Desitin for the year ended December 31, 2012. Under the terms of the Distribution Agreement, Desitin does not have the right to return product that it has purchased.
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
Under the terms of the License Agreement, the Company and Alkermes agreed that, subject to the negotiation of the Supply Agreement, Alkermes, or an affiliate of Alkermes, would have the sole and exclusive right to manufacture and supply finished commercial product of Zohydro ER to the Company under agreed upon financial terms. The Company entered into the Supply Agreement with APIL in November 2012.
Alkermes also granted to the Company, in the event that Alkermes is unwilling or unable to manufacture or supply commercial product to the Company, a non-exclusive license to make product under Alkermes’ intellectual property rights. This non-exclusive license also includes the right to sublicense product manufacturing to a third party, other than certain technological competitors of Alkermes.
Under the License Agreement, the Company paid an upfront fee of $500,000 to Alkermes, which was recorded as research and development expense. The Company paid additional milestone payments in the amount of $750,000 to Alkermes in August 2011 in connection with the completion of the treatment phase of the Company’s pivotal efficacy Phase 3 clinical trial, Study 801, and $1,000,000 upon submission of the first Zohydro ER NDA to the FDA in May 2012, which were recorded as research and development expense. Lastly, the Company paid a milestone payment of $2,750,000 upon the first NDA approval of Zohydro ER in October 2013, which was recorded as other assets in the consolidated balance sheet and will be amortized over the estimated life of the technology, through November 2019.
In addition, the Company will be required to pay a mid single-digit percentage royalty on net sales of the product for an initial royalty term equal to the longer of the expiration of Alkermes’ patents covering the product in the United States, or 15 years after commercial launch, if Alkermes does not have patents covering the product in the United States. After the initial royalty term, the License Agreement will continue automatically for three-year rolling periods during which the Company will continue to pay royalties to Alkermes on net sales of the product at a reduced low single-digit percentage rate in accordance with the terms of the License Agreement.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Either party may terminate the License Agreement upon a material, uncured default or certain insolvency events of the other party or upon 12 months written notice prior to the end of the initial royalty term or any additional three-year rolling period. The Company may also terminate the License Agreement, with or without cause, at any point in time upon 12 months' prior written notice, or if the sale of Zohydro ER is prohibited by regulatory authorities.
Aradigm Corporation Asset Purchase Agreement
In 2006, the Company entered into an asset purchase agreement with Aradigm Corporation (Aradigm). Under the terms of the agreement, Aradigm assigned and transferred to the Company all of its right, title and interest to tangible assets and intellectual property related to the DosePro needle-free drug delivery system. Aradigm also granted to the Company a non-exclusive, fully paid, worldwide, perpetual, irrevocable, transferable, sublicensable license under all other intellectual property of Aradigm that was owned, controlled or employed by Aradigm prior to the closing of the asset purchase and that is necessary or useful to the development, manufacture or commercialization of the DosePro delivery system. Aradigm also retained a worldwide, royalty-free, non-exclusive license, with a right to sublicense, under all transferred intellectual property rights solely for purposes of the pulmonary field, and the Company granted Aradigm a license under other intellectual property rights solely for use in the pulmonary field.
The Company paid Aradigm $4,000,000 at the closing of the asset purchase and was required to make an additional $4,000,000 milestone payment to Aradigm upon the U.S. commercialization of Sumavel DosePro (which payment was made in 2010). The Company is also required to pay a 3% royalty on global net sales of Sumavel DosePro, by the Company or one of the Company’s future licensees, if any, until the later of January 2020 or the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. The Company recorded the second milestone payment as other assets in the consolidated balance sheet and is amortizing the milestone over the estimated life of the technology, through December 2023. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $1,242,000, $1,353,000 and $1,205,000, respectively, of expense related to the amortization of the milestone and royalties from net sales of Sumavel DosePro. The Company expects to record annual amortization expense of approximately $286,000 during the years ended December 2014 through 2018, and $2,571,000 in amortization expense thereafter related to the amortization of the milestone.
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

4.	Consolidated Balance Sheet Details
Inventory (in thousands)

	December 31,
	2013	2012
Raw materials	$2,770	$4,867
Work in process	6,054	6,134
Finished goods	1,112	1,885
	$9,936	$12,886

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Property and Equipment, Net (in thousands)

	December 31,
	2013	2012
Machinery, equipment and tooling	$12,479	$12,325
Construction in progress	6,222	5,068
Computer equipment and software	951	961
Leasehold improvements	783	783
Furniture and fixtures	628	685
Property and equipment, at cost	21,063	19,822
Less accumulated depreciation	(8,052)	(6,261)
	$13,011	$13,561
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1,806,000, $1,599,000 and $1,584,000, respectively.
Other Assets (in thousands)

	December 31,
	2013	2012
Prepaid Aradigm royalty expense	$2,571	$3,143
Prepaid Alkermes royalty expense	2,318	—
Debt acquisition costs	969	1,217
Deposits	431	840
Restricted cash	200	200
Other assets	125	—
	$6,614	$5,400
Accrued Expenses (in thousands)

	December 31,
	2013	2012
Accrued product returns	$5,445	$3,034
Accrued discounts and allowances	4,239	4,088
Accrued interest expense, current portion	3,033	2,526
Accrued clinical trial costs	1,238	1,012
Accrued sales and marketing costs	1,161	304
Astellas tail payment, current portion	1,131	1,820
Other accrued expenses	2,618	1,559
	$18,865	$14,343
Other Long-Term Liabilities (in thousands)

	December 31,
	2013	2012
Interest expense payable, less current portion	$5,901	$2,607
Deferred rent	77	214
Embedded derivatives	233	992
Astellas tail payment, less current portion	—	975
Other long-term liabilities	285	290
	$6,496	$5,078

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

5.	Restructuring
In May 2013, the Company commenced a restructuring of its workforce, resulting in a reduction in force of 55 employees across all functional areas of the Company. During the year ended December 31, 2013, the Company recorded restructuring charges of $876,000 consisting primarily of employee-related compensation charges. The following table summarizes the components of the restructuring charges for the year ended December 31, 2013 (in thousands):

	Twelve Months Ended December 31, 2013
	Accruals	Non-cash items	Total
Employee-related charges	$663	$201	$864
Other restructuring charges	12	—	12
	$675	$201	$876

The following table sets forth activity in the restructuring liability for the twelve months ended December 31, 2013, which is primarily comprised of employee severance costs (in thousands):

	Employee severance costs	Other restructuring charges	Total
Balance at December 31, 2012	$—	$—	$—
Accruals	663	12	675
Payments	(659)	(12)	(671)
Balance at December 31, 2013	$4	$—	$4
The balance of the restructuring liability at December 31, 2013 is anticipated to be fully distributed by June 2014.

6.	Commitments
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
The Company also leases office space for its supply chain and inventory management and research and product development operations in Emeryville, California under a non-cancelable operating lease that expires, as extended, in September 2015. The base rent is subject to a 3% increase each year for the duration of the lease. Under the terms of the lease, as amended, the Company received an option to expand into additional space. The Company also received free rent for two months and a tenant improvement allowance of $305,000.
In August 2009, the Company entered an operating lease agreement to lease vehicles for the Company's field sales force. Each vehicle has a lease term of 36 months with a fixed monthly rental payment. As security for the vehicle leases, the lessor required a letter of credit for $200,000, which is collateralized by a certificate of deposit in the same amount.
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating leases. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $829,000, $828,000 and $826,000, respectively.
Future minimum lease payments as of December 31, 2013 are as follows (in thousands):

2014	$1,330
2015	693
2016	43
2017 and thereafter	—
Total	$2,066
Manufacturing and Supply Agreements
The Company has a manufacturing services agreement with Patheon UK Limited (Patheon) for the aseptic capsule assembly, filling and inspection, final system assembly and purchasing of Sumavel DosePro, as well as other manufacturing and support services. In August 2013, the Company entered into an amended manufacturing services agreement (the Amended Services Agreement), with Patheon which replaced the Company's original manufacturing services agreement upon its expiration on October 31, 2013. The Amended Services Agreement has similar terms to the original agreement and will expire on April 30, 2016. The parties may mutually agree in writing to renew the term for additional terms prior to the expiration of the then-current term.
The Company has manufacturing and supply agreements with several third-party suppliers for the production of key components of Sumavel DosePro, which expire on various dates between 2012 and 2020. As of December 31, 2013, the Company has non-cancellable purchase orders for 2014 totaling approximately $5,218,000 (based on the exchange rate as of December 31, 2013) under these arrangements. In addition, the Company is required to pay Patheon a monthly manufacturing fee of £311,000, or approximately $513,000 (based on the exchange rate as of December 31, 2013), through October 2013, and a monthly manufacturing fee of £409,000, or approximately $674,000 (based on the exchange rate as of December 31, 2013), from November 1, 2013 through the term of the Amended Services Agreement. As of December 31, 2013, the Company was committed to pay Patheon a total manufacturing fee of £11,452,000, or approximately $18,882,000 (based on the exchange rate as of December 31, 2013), which is payable monthly over the remaining term of the Amended Services Agreement.
The Company also has a Supply Agreement for Zohydro ER finished commercial product with APIL (see Note 3). Under the Supply Agreement, APIL is the exclusive manufacturer and supplier to the Company (subject to certain exceptions) of Zohydro ER. The Company must purchase all of its requirements of Zohydro ER, subject to certain exceptions, from APIL. As of December 31, 2013, the Company has non-cancellable purchase orders for 2014 totaling approximately $3,246,000 under the Supply Agreement.

7.	Debt
Maturities of long-term debt as of December 31, 2013, are as follows (in thousands):

2014	3,033
2015	15,930
2016	17,259
2017	16,668
2018	4,159
Total minimum payments	57,049
Less amount representing interest	(27,049)
Total long-term debt	30,000
Less current portion	—
Long-term portion	$30,000
Interest expense related to long-term debt for the years ended December 31, 2013, 2012 and 2011 was $5,672,000, $6,708,000 and $5,562,000, respectively.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Under the Financing Agreement, the Company is obligated to pay to Healthcare Royalty:

•
5% to 5.75% of the first $75,000,000 of Revenue Interest recorded (in the case of net product sales) or received (in the case of co-promotion revenues and license fees) by the Company in a calendar year (initially 5% and then 5.75% after the Astellas Co-Promotion Agreement terminated on March 31, 2012);

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
The rights of the Company and Healthcare Royalty to terminate the Financing Agreement early, as well the change in the Revenue Interest rate from 5% to 5.75% in connection with the early termination of the Astellas co-promotion agreement, meet the definition of an embedded derivative. As a result, the Company carved out these embedded derivatives from the Financing Agreement and determined the fair value of each derivative using various discounted cash flow valuation models taking into account the probability of these events occurring and various scenarios surrounding the potential Revenue Interest payments that would be made if these events occurred (see Note 2). The aggregate fair value of the embedded derivatives as of December 31, 2013 and 2012 was $233,000 and $992,000, respectively, and is included in other long-term liabilities. As the Company agreed to early terminate the Astellas Co-Promotion Agreement in December 2011, the related embedded derivative was

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

derecognized, resulting in a $417,000 adjustment to the fair value of embedded derivatives for the year ended December 31, 2011.

The Company received aggregate net proceeds of $29,485,000 from the Financing Agreement (including the purchase of common stock). The discounts, which are being amortized using the effective interest method over the term of the arrangement within interest expense, include the fair value of the common stock warrants issued to Healthcare Royalty of $790,000 upon the closing of the Financing Agreement, fees payable to Healthcare Royalty in connection with the execution of the arrangement of $476,000 and the fair value of embedded derivatives of $605,000 upon the closing of the Financing Agreement. The Company has recognized other income (expense) in relation to the change in the fair value of the Healthcare Royalty common stock warrant of $(307,000) and $160,000 for the years ended December 31, 2013 and 2012, respectively, in the statement of operations and comprehensive loss. The Company has recognized other income (expense) in relation to the change in the fair value of the embedded derivatives of $759,000 and $(147,000) for the years ended December 31, 2013 and 2012, respectively, in the statements of operations and comprehensive loss.
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
The Amended Oxford/SVB Agreement consisted of a $25,000,000 term loan and a $10,000,000 revolving credit facility. The obligations under the Amended Oxford/SVB Agreement were collateralized by the Company's intellectual property (including among other things, copyrights, patents, patent applications, trademarks, service marks and trade secret rights) and personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash). The $25,000,000 term loan bore an interest rate of 12.06% per annum. Under the terms of the revolving credit facility, $10,000,000 was available to be borrowed within a specified percentage of the Company's eligible accounts receivable and inventory balances (as defined in the Amended Oxford/SVB Agreement). Amounts outstanding under the revolving credit facility accrued interest payable monthly at a floating rate per annum equal to the greater of 3.29% above SVB's prime rate or 7.29%. In addition, the Company paid a monthly fee equal to 0.5% per annum of the average unused portion of the revolving credit facility. The outstanding principal balance of the term loan and the revolving credit facility as of December 31, 2011 was $25,000,000 and $5,151,000, respectively.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

8.	Preferred Stock and Stockholders’ Equity
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, as of December 31, 2013 and 2012, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of December 31, 2013 and 2012, there were no shares of preferred stock issued or outstanding.
Common Stock
Under the Company’s amended and restated certificate of incorporation, as of December 31, 2013 and 2012, the Company was authorized to issue 200,000,000 shares of common stock with a $0.001 par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when declared by the board of directors, subject to the prior rights of holders of convertible preferred stock.
Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2013	2012
Stock options and restricted stock units outstanding	14,859	9,901
Warrants to purchase common stock	16,189	16,292
Shares authorized for future issuance under equity and purchase plans	2,595	1,166
	33,643	27,359
Common Stock Warrants
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 15,784,200 shares of common stock (including over-allotment purchase). The warrants are exercisable at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company's control, the warrants are recorded as a current liability and are marked to market at each reporting date (see Note 2). During the year ended December 31, 2013, warrants to purchase 103,500 shares of common stock were exercised. The fair value of the warrants outstanding was approximately $30,849,000 and $9,308,000 as of December 31, 2013 and 2012, respectively.

In July 2011, upon the closing of and in connection with the Financing Agreement (see Note 7), the Company issued to Healthcare Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $492,000 and $185,000 as of December 31, 2013 and 2012, respectively.
In June 2011, and in connection with entering into the Amended Oxford/SVB Agreement (see Note 7), the Company issued to Oxford and SVB warrants exercisable into an aggregate of 26,455 shares of common stock. The warrants are exercisable at $3.78 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2011.
Convertible Preferred Stock Warrants
In connection with the execution of the amended Oxford Agreement in July 2010, the Company issued warrants to Oxford and SVB to purchase 1,145,455 and 445,455 shares, respectively, of Series B convertible preferred stock at an exercise price of $1.10 per share. The warrants expire in November 2015. In connection with the Company’s initial public offering (IPO) in November 2010, these warrants were converted to 159,090 warrants for common stock at an exercise price of $11.00 per share.
In accordance with accounting guidance for warrants for shares in redeemable securities, the Company classified warrants for convertible preferred stock as liabilities on the consolidated balance sheet based on fair value and increases or decreases in the fair value of such warrants were recorded as other income (expense) in the consolidated statement of operations and comprehensive loss. Upon the closing of the Company's IPO on November 29, 2010, all preferred stock converted into common stock. The warrants were converted into warrants to purchase common stock and reclassed from a liability to equity.

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
Options granted pursuant to the 2006 Plan generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. The 2006 Plan allows the option holders to exercise their options early and acquire option shares, which are then subject to repurchase by the Company at the original exercise price of such options. At December 31, 2013 and 2012 there were zero unvested shares of common stock issued to employees of the Company in connection with the early exercise of stock option grants.
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
At December 31, 2013 and 2012, 456,854 and 701,976 shares of common stock were available for future issuance under the Restated 2010 Plan, respectively.
On December 4, 2013, the Company adopted the Employment Inducement Equity Incentive Award Plan (the Inducement Plan). The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2010 Equity Incentive Award Plan with two principal exceptions: (1) incentive stock options may not be granted under the Inducement Plan; and (2) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1,000,000, as the conditions of Section 162(m) of the Internal Revenue Code will not be met. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.
The Company has initially reserved 2,700,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. At December 31, 2013, 1,728,000 shares of common stock were available for future issuance under the Inducement Plan.
The 2006 Plan, Restated 2010 Plan and Inducement Plan are intended to encourage ownership of stock by employees, consultants and non-employee directors of the Company, as applicable, and with respect to the 2006 Plan and Restated 2010 Plan, to provide additional incentives for them to promote the success of the Company’s business. The board of directors is responsible for determining the individuals to receive equity grants, the number of shares subject to each grant, the exercise price per share and the exercise period of each option. The Company satisfies option exercises through issuance of new shares.
Information with respect to the number and weighted average exercise price of stock options under the 2006 Plan, 2010 Restated Plan and Inducement Plan is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	9,901	$2.64
Granted	5,257	$2.16
Exercised	(291)	$1.97
Canceled/Forfeited	(1,338)	$2.70
Outstanding at December 31, 2013	13,529	$2.46	8.3	$15,266
Exercisable at December 31, 2013	5,617	$2.73	7.6	$5,484
Vested and unvested expected to vest at December 31, 2013	12,997	$2.47	8.3	$14,622
At December 31, 2013, 1,331,000 restricted stock units were outstanding with a weighted average remaining contractual term of 0.4 years and an aggregate intrinsic value of $4,577,000. All restricted stock units outstanding were granted during the year ended December 31, 2013. No restricted stock units were exercisable at December 31, 2013, but 1,301,000 unvested restricted stock units are expected to vest at December 31, 2013.
The intrinsic values for stock options and restricted stock units above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $3.44 at December 31, 2013, and the contractual exercise prices.

	Years Ended December 31,
	2013	2012	2011
Stock Options and Restricted Stock Units
Weighted-average grant date fair value	$1.58	$1.35	$2.88
Aggregate intrinsic value of options exercised	$370,000	$9,000	$226,000
Total fair value of shares vested	$4,895,000	$3,564,000	$2,340,000
Employee Stock Purchase Plan
During 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the Purchase Plan), which allows employees to purchase shares of the Company’s common stock during a specified offering period. The purchase price is 85% of the lower of the closing price of the stock on the first day of the offering period or the closing price of the stock on the date of purchase. Eligible employees may elect to withhold up to 20% of their compensation during any offering period for the purchase of stock up to a maximum of 20,000 shares per purchase period. At December 31, 2013 and 2012, a total of 409,646 and 463,973 shares of common stock were reserved for issuance under the Purchase Plan, respectively. The length of the offering period is determined by the compensation committee and may be up to 27 months long. The first offering period under the Purchase Plan was from June 1, 2011 through May 31, 2012 with two purchase periods of six months each. A total of 99,024, 205,303, 138,826 and 225,053 shares were purchased under the Purchase Plan in November 2013, May 2013, November 2012 and May 2012, respectively.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model are as follows:

Year Ended December 31,
	2013	2012	2011
Stock Options
Risk free interest rate	0.8% to 1.8%	0.2% to 1.2%	1.2% to 2.6%
Expected term	5.0 to 6.1 years	5.0 to 6.1 years	5.1 to 6.1 years
Expected volatility	82.8 to 87.9%	80.1% to 86.8%	72.3% to 89.7%
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk free interest rate	0.1%	0.1%	0.1%
Expected term	0.5 to 1.0 years	0.5 to 1.0 years	0.5 to 1.0 years
Expected volatility	74.3% to 125.6%	81.5% to 85.7%	75.2% to 77.1%
Expected dividend yield	—%	—%	—%
The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, when necessary, the estimated volatility was calculated based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices are publicly available for a sufficient period of time.

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012	2012
Cost of sales	$333	$181	$137
Research and development	1,138	921	768
Selling, general and administrative	6,535	5,055	3,904
Total	$8,006	$6,157	$4,809
As of December 31, 2013, there was approximately $12,647,000 of total unrecognized compensation costs related to outstanding employee and board of director options and restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years.
At December 31, 2013, there were 182,000 unvested stock options and 25,000 restricted stock units outstanding to consultants, with approximately $574,000 of related unrecognized compensation expense based on a December 31, 2013 measurement date. These unvested stock options outstanding to consultants are expected to vest over approximately 3.3 years, and the restricted stock units outstanding to consultants are expected to vest over approximately 0.4 years. In accordance with accounting guidance for stock-based compensation, the Company re-measures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. Expense recognized for stock options and restricted stock units to consultants was $323,000 for the year ended December 31, 2013 and was immaterial for the years ended December 31, 2012 and 2011. Stock option expense for awards issued to consultants is included in the consolidated statement of operations and comprehensive loss within selling, general and administrative expense in the year ended December 31, 2013 and 2012, and within research and development expense in the year ended December 31, 2011.

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
The Company only recognizes tax benefits if it is more-likely-than-not to be sustained upon audit by the relevant taxing authority based upon its technical merits. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The balance of unrecognized tax benefits at December 31, 2013 of $899,000 are tax benefits that, if we recognize them, would not impact our effective tax rate as long as they remain subject to a full valuation allowance.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2013	2012
Beginning balance of unrecognized tax benefits	$714	$678
Gross increases based on tax positions related to current year	185	36
Gross increases based on tax positions related to prior year	—	—
Settlements with taxing authorities	—	—
Expiration of statute of limitations	—	—
Ending balance of unrecognized tax benefits	$899	$714

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties on the consolidated balance sheets at December 31, 2013 and 2012 and has recognized no interest and/or penalties in the consolidated statements of operations and comprehensive loss through the year ended December 31, 2013.
The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2006 and forward can be subject to examination by the United States and state tax authorities due to the carry forward of net operating losses.
At December 31, 2013, the Company had available federal and state income tax net operating loss carryforwards of approximately $208,131,000 and $202,100,000, respectively. The federal tax loss carryforwards will begin expiring in 2026 unless previously utilized, and the state tax loss carryforwards will begin expiring in 2015 unless previously utilized. In addition, the Company has federal and California research and development income tax credit carryforwards of $1,088,000 and $2,217,000, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. The additional credits that were reported within the 2013 consolidated financial statements have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
The Company has completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company has determined that as of December 31, 2011 the Company had two ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1,900,000 and research and development income tax credits by $8,000. The Company had a second ownership change as defined by IRC Sections 382 and 383, which occurred in September 2011 upon the issuance of common stock in its follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2010 by $83,503,000 and research and development income tax credits as of December 31, 2010 by $2,203,000. The Company also reduced its California net operating loss carryforwards as of December 31, 2010 by $46,243,000 as a result of the second ownership

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

change. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period. The Company is currently in the process of completing a Section 382 and 383 study to determine the impact that ownership changes during the year ended December 31, 2013 have had on its carryforwards and expects to complete the analysis within the next twelve months. As a result of this analysis, the Company may have an adjustment in the net operating losses that are recorded at December 31, 2013.
The reconciliation of income tax computed at the Federal statutory tax rate to the expense (benefit) for income taxes is as follows (in thousands):

	December 31,
	2013	2012	2011
Tax at statutory rate	$(27,491)	$(16,109)	$(28,530)
State taxes, net of federal benefit	(1,821)	(1,580)	(2,780)
Change in valuation allowance	22,602	21,990	(16,807)
Section 382 limitation	—	—	45,728
Permanent Interest Disallowed	7,197	(4,466)	(70)
Credits and other	(487)	170	2,450
	$—	$5	$(9)

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are listed below. A valuation allowance of $102,949,000 and $80,347,000 for the years ended December 31, 2013 and 2012, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$80,388	$61,739
Capitalized research and development	8,172	8,903
Accrued expenses	3,263	3,707
Research and development credits	2,010	1,237
Accrued product returns	2,029	1,087
Inventory reserve and UNICAP	660	688
Depreciation and amortization	1,691	645
Other, net	4,736	2,341
Total deferred tax assets	102,949	80,347
Less valuation allowance	(102,949)	(80,347)
Net deferred tax assets	$—	$—
The Company did not incur any income tax expense for the year ended December 31, 2013 and incurred $5,000 in income tax expense for the year ended December 31, 2012 related to taxable income generated by its wholly-owned subsidiary Zogenix Europe Limited.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

12.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2013 and 2012 is as follows:

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenue	$6,981	$8,942	$7,168	$9,921
Cost of Sales	$4,158	$4,630	$5,354	$7,099
Gross Profit (1)	$2,823	$4,312	$1,814	$2,822
Net loss	$(21,055)	$(13,332)	$(10,852)	$(35,617)
Net loss per share, basic and diluted	$(0.21)	$(0.13)	$(0.10)	$(0.28)
Weighted-average shares outstanding, basic and diluted	100,809	100,876	104,682	127,869

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenue	$18,347	$8,030	$8,453	$9,496
Cost of Sales	$5,062	$4,167	$4,249	$6,018
Gross Profit (1)	$13,285	$3,863	$4,204	$3,478
Net loss	$(10,292)	$(17,169)	$(19,282)	$(643)
Net loss per share, basic and diluted	$(0.16)	$(0.26)	$(0.21)	$(0.01)
Weighted-average shares outstanding, basic and diluted	65,369	65,449	90,370	100,714

(1) Gross Profit is calculated as Total Revenues less Cost of Sales.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	March 7, 2014	By:	/s/ Roger L. Hawley
Chief Executive Officer

Date:	March 7, 2014	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ROGER L. HAWLEY	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014
Roger L. Hawley

/S/ ANN D. RHOADS	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 7, 2014
Ann D. Rhoads

/S/ CAM L. GARNER	Chairman of the Board	March 7, 2014
Cam L. Garner

/S/ JAMES C. BLAIR, PH.D.	Director	March 7, 2014
James C. Blair, Ph.D.

/S/ LOUIS C. BOCK	Director	March 7, 2014
Louis C. Bock

/S/ STEPHEN J. FARR, PH.D.	President and Director	March 7, 2014
Stephen J. Farr, Ph.D.

/S/ MARK WIGGINS	Director	March 7, 2014
Mark Wiggins

/S/ ERLE T. MAST	Director	March 7, 2014
Erle T. Mast

EXHIBIT INDEX

Exhibit Number	Description
3.1(3)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(7)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Amended and Restated Bylaws of the Registrant

4.1(4)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated July 1, 2010

4.4(5)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated March 5, 2007 issued by the Registrant to General Electric Capital Corporation

4.6(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.7(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.8(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.9(1)	Warrant dated July 1, 2010 issued by the Registrant to Oxford Finance Corporation

4.10(1)	Warrant dated July 1, 2010 issued by the Registrant to Silicon Valley Bank

4.11(5)	Warrant dated June 30, 2011 issued by the Registrant to Oxford Finance LLC

4.12(5)	Warrant dated June 30, 2011 issued by the Registrant to Silicon Valley Bank

4.13(5)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

10.1(3)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Form of Executive Officer Employment Agreement

10.3#(1)	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder

10.4#(3)	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5#(3)	2010 Employee Stock Purchase Plan and form of Offering document thereunder

10.6#(1)	Executive Officer Employment Agreement dated March 1, 2010 by and between the Registrant and Ann D. Rhoads

10.7†(1)	Supply Agreement dated September 29, 2004 by and between the Registrant and Dr. Reddy’s Laboratories, Inc.

10.8†(1)	Asset Purchase Agreement dated August 25, 2006 by and between the Registrant and Aradigm Corporation

10.9(1)	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC

10.10(1)	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC

10.11(1)	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC

10.12(1)
Consent to Assignment Agreement dated August 29, 2008 by and among the Registrant, R.B. Income Properties and Verus Pharmaceuticals, Inc. and related Lease dated February 2, 2005 by and between R.B. Income Properties and Verus Pharmaceuticals, Inc.

10.13†(1)	License Agreement dated November 27, 2007 by and between the Registrant and Elan Pharma International Limited

10.14†(1)	First Amendment to License Agreement dated September 28, 2009 by and between the Registrant and Elan Pharma International Limited

10.15†(3)	Licensing and Distribution Agreement dated March 14, 2008 by and between the Registrant and Desitin Arzneimittel GmbH

10.16†(3)	Manufacturing Services Agreement dated November 1, 2008 by and between the Registrant and Patheon U.K. Ltd.

10.17†(1)	Commercial Manufacturing and Supply Agreement dated April 1, 2009 by and between the Registrant and MGlas AG

10.18†(3)	Co-Promotion Agreement dated July 31, 2009 by and between the Registrant and Astellas Pharma US, Inc.

10.19#(1)	General Release of Claims dated August 13, 2010 by and between the Registrant and Jennifer D. Haldeman

10.20†(5)	Financing Agreement dated June 30, 2011 by and between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.21(5)	Stock and Warrant Purchase Agreement dated June 30, 2011 by and between the Registrant and Cowen Royalty Healthcare Partners II, L.P.

10.22†(5)	Development and License Agreement dated July 11, 2011 by and between the Registrant and Durect Corporation

10.23#(5)	2011 Annual Incentive Plan

10.24(8)††	Amendment to Co-Promotion Agreement dated December 20, 2011 by and between the Registrant and Astellas Pharma US, Inc.

10.25(9)†	Co-Marketing and Option Agreement dated March 29, 2012 by and between the Registrant and Battelle Memorial Institute

10.26(9)†	Sublease dated April 12, 2012 by and between the Registrant and Relational Investors, LLC

10.27(10)†	Co-Promotion Agreement dated June 6, 2012 by and between the Registrant and Mallinckrodt, LLC

10.28(11)†	Commercial Manufacturing and Supply Agreement dated November 2, 2012 by and between the Registrant and Alkermes Pharma Ireland Ltd.

10.29(11)	Employment Agreement dated November 26, 2012 by and between the Registrant and Richard Scott Shively

10.30(12)†	Manufacturing Services Agreement dated February 28, 2013 by and between the Registrant and Patheon UK Limited

10.31(12)†	Second Amendment to the License Agreement dated March 12, 2013 by and between the Registrant and Alkermes Pharma Ireland Limited

10.32(12)	Independent Director Compensation Policy as amended and restated effective March 15, 2013

10.33(12)	Annual Incentive Plan as amended and restated effective March 15, 2013

10.34(12)†	Amendment No. 1 to the Development and License Agreement dated March 18, 2013 and made retroactive to January 1, 2013 by and between the Registrant and Durect Corporation

10.35(12)†	First Amendment to the Co-marketing and Option Agreement dated March 29, 2012 entered into as of March 21, 2013 by and between the Registrant and Battelle Memorial Institute

10.36(13)	Controlled Equity OfferingSM Sales Agreement, dated March 27, 2013, by and between the Registrant and Cantor Fitzgerald & Co.

10.37(14)	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan

10.38(15)†	Co-promotion Agreement dated June 27, 2013, by and between the Registrant and Valeant Pharmaceuticals North America LLC

10.39(14)	Agreement on Termination of Agreements dated August 5, 2013, by and between the Registrant and Desitin Arzneimittel GmbH

10.40(16)†	Amendment #1 to the Manufacturing Services Agreement, dated February 28, 2013 with an effective date of November 1, 2013, by and between the Registrant and Patheon UK Limited

10.41†	Co-Marketing and Development Services Agreement dated November 26, 2013, by and between the Registrant and Battelle Memorial Institute

10.42#(17)	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder

10.43#(18)	Annual Incentive Plan as amended and restated effective, December 4, 2013

10.44	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.

10.45†	Development and Option Agreement dated November 1, 2013 by and between the Registrant and Altus Formulation, Inc.

10.46	Employment Transition Agreement dated November 1, 2013 by and between the Registrant and Cynthia Y. Robinson, Ph.D.

21.1(6)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (reference is made to the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from Zogenix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010 (Registration No. 333-169210).

(2)	Filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 on October 12, 2010 (Registration No. 333-169210).

(3)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010 (Registration No. 333-169210).

(4)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010 (Registration No. 333-169210).

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(6)	Filed with the Registrant’s Annual Report on Form 10-K on March 4, 2011.

(7)	Filed with the Registrant's Quarterly Report on Form 10-Q on November 8, 2012.

(8)	Filed with the Registrant's Quarterly Report on Form 10-K on March 12, 2012.

(9)	Filed with the Registrant's Quarterly Report on Form 10-Q on May 15, 2012.

(10)	Filed with the Registrant's Quarterly Report on Form 10-Q on August 9, 2012.

(11)	Filed with the Registrant's Annual report on Form 10-K on March 15, 2013

(12)	Filed with the Registrant's Quarterly Report on Form 10-Q on May 9, 2013

(13)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on March 27, 2013

(14)	Filed with the Registrant's Quarterly Report on Form 10-Q on August 8, 2013

(15)	Filed with the Registrant's amendment to its Quarterly Report on Form 10-Q on January 14, 2014

(16)	Filed with the Registrant's Quarterly Report on Form 10-Q on November 4, 2013

(17)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 5, 2013

(18)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on December 5, 2013

† Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission
# Indicates management contract or compensatory plan.