Form 10-K/A
period 2014-12-31
ZOGENIX, INC.
filed 2015-04-27
CIK 1375151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Zogenix, Inc. to amend our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or the SEC, on March 11, 2015, or the Initial Report. We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our 2015 annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than April 30, 2015.

Since we may not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference. Such information is the information required by Items 10 to 14 of Part III of the Annual Report on Form 10-K and the officer certifications associated with the same. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended and restated to add new certifications (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in the Initial Report.

Except for the addition of the Part III information, the filing of the required certifications, and the related amendment of Part IV, no other changes have been made to the Initial Report and no other items in the Initial Report are being amended hereby. This Amendment No. 1 does not reflect events occurring after the date of the Initial Report or modify or update those disclosures affected by subsequent events.

As used in this Amendment No. 1, the terms “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including, as of June 7, 2010, its consolidated subsidiary.

PART III

Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth certain information about the members of our board of directors as of April 27, 2015:

Name	Age	Position with Zogenix, Inc.
Cam L. Garner	67	Chairman of the Board, Chairman of Compensation Committee
Louis C. Bock	50	Director, Chairman of Nominating/Corporate Governance Committee
James B. Breitmeyer, M.D., Ph.D.	61	Director
Stephen J. Farr, Ph.D.	56	Chief Executive Officer, President and Director
Roger L. Hawley	62	Director
Erle T. Mast	52	Director, Chairman of Audit Committee
Renee P. Tannenbaum, Pharm.D.	63	Director
Mark Wiggins	59	Director

Cam L. Garner, is one of our co-founders and has served as chairman of our board of directors since August 2006. Mr. Garner co-founded specialty pharmaceutical companies Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc in March 2014), Somaxon Pharmaceuticals, Inc. (sold to Pernix Therapeutics in March 2013), Evoke Pharma, Inc., Elevation Pharmaceuticals, Inc. (sold to Sunovion Pharmaceuticals Inc. in 2012), DJ Pharma (sold to Biovail Corporation in 2000), Verus Pharmaceuticals, Inc., Xcel Pharmaceuticals, Inc. (acquired by Valeant Pharmaceuticals International in 2005), Neurelis, Inc., Meritage Pharma, Inc. (sold to Shire plc in February 2015), and most recently, Kalyra Pharmaceuticals, Inc. and OrPro Therapeutics, Inc. He previously served as chairman of Cadence from May 2004 until March 2014, and served as chairman of Verus, Elevation and Meritage until their acquisition, and Evoke since January 2007. Mr. Garner was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000, when it was sold to Elan. Mr. Garner also serves on the board of directors of Aegis Therapeutics, Inc., Neurelis, Inc., Kalyra Pharmaceuticals and OrPro Therapeutics. Mr. Garner earned his B.A. in Biology from Virginia Wesleyan College and an M.B.A. from Baldwin-Wallace College. As one of our co-founders and having served as our chairman since August 2006, Mr. Garner’s extensive knowledge of our business, history and culture, his extensive experience as a board member of multiple publicly-traded and privately-held companies, and expertise in developing, financing and providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Louis C. Bock, has served as a member of our board of directors since August 2006. Mr. Bock has been a Venture Partner at Santé Ventures, a venture capital firm, since August 2014 and a Partner at Archer Venture Management since December 2013. Previously, Mr. Bock was a Managing Director of Scale Venture Partners, a venture capital firm, from 1997 to July 2014. Mr. Bock joined Scale Venture Partners in September 1997 from Gilead Sciences, Inc., a biopharmaceutical company, where he held positions in research, project management, business development and sales from September 1989 to September 1997. Prior to Gilead, he was a research associate at Genentech, Inc. from November 1987 to September 1989. He currently serves as a director of Arizona Therapeutics, Inc. (AzTE), Ascenta Therapeutics, Inc., Cardiokinetix, Inc., Heat Biologics, Inc., Molecular Templates, PowerVision, Inc., Orexigen Therapeutics, Inc. and Sonexa Therapeutics, Inc. and is responsible for Scale Venture Partners’ prior investments in Seattle Genetics, Prestwick Pharmaceuticals, Inc. and Somaxon Pharmaceuticals, Inc. Mr. Bock has also previously served as a director of Horizon Pharma, Inc., New Century Hospice, Inc. and diaDexus, Inc. Mr. Bock received his B.S. in Biology from California State University, Chico and an M.B.A. from California State University, San Francisco. Mr. Bock’s extensive clinical and leadership experience in the biotechnology and biopharmaceutical industries, including experience in research, project management, business development and sales from his time at Gilead, and his membership on other companies’ boards of directors, including positions on other audit and nominating/corporate governance committees, contributed to our board of directors’ conclusion that he should serve as a director of our company.

James B. Breitmeyer, M.D., Ph.D., has served as a member of our board of directors since March 2014. Dr. Breitmeyer currently serves as the President of Bavarian Nordic, Inc., an international biotechnology company, and also serves as the Executive Vice President at Bavarian Nordic A/S, positions he has held since February 2013. He served as acting Chief Medical Officer to the company from August 2012 to February 2013. Dr. Breitmeyer served as Executive Vice President of Development and Chief Medical Officer of Cadence Pharmaceuticals from August 2006 to August 2012. He served as Chief Medical Officer of Applied Molecular Evolution, Inc., a wholly-owned subsidiary of Eli Lilly and Company, a global pharmaceutical company, from December 2001 to August 2006. From 2000 to 2001, Dr. Breitmeyer served as the President and Chief Executive Officer of the Harvard Clinical Research Institute. From 1991 to 2000, he held a variety of positions at Serono Laboratories Inc., a global biopharmaceutical company, including Chief Medical Officer and Senior Vice President of Research and Development. Prior to Serono Laboratories, he served as a consultant to ImmunoGen, Inc., and held clinical and teaching positions at the Dana Farber Cancer Institute and Harvard Medical School. Dr. Breitmeyer holds a B.A. in Chemistry from the University of California, Santa Cruz, an M.D. and Ph.D. from Washington University School of Medicine, and is Board Certified in Internal Medicine and Oncology. Dr. Breitmeyer’s extensive experience in the biopharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, and significant expertise in the medical field, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Stephen J. Farr, Ph.D., is one of our co-founders and has served as our President and as a member of our board of directors since our inception in May 2006. Beginning in April 2015, Dr. Farr is also serving as our Chief Executive Officer. From May 2006 to August 2006, Dr. Farr also served as our Chief Executive Officer and from August 2006 to March 2013, Dr. Farr also served as our Chief Operating Officer. From 1995 to August 2006, Dr. Farr held positions of increasing responsibility within pharmaceutical sciences and research and development at Aradigm Corporation, and he served most recently as Senior Vice President and Chief Scientific Officer. In 2003, he played a key role in identifying and acquiring the DosePro technology and became technical director and executive sponsor for the development of sumatriptan DosePro at Aradigm Corporation. From 1986 to 1994, Dr. Farr was a tenured professor at the Welsh School of Pharmacy, Cardiff University, United Kingdom, concentrating in the areas of physical pharmacy and biopharmaceutics. He is a fellow of the American Association of Pharmaceutical Scientists and visiting Associate Professor in the Department of Pharmaceutics, School of Pharmacy, Virginia Commonwealth University. Dr. Farr is a registered pharmacist in the United Kingdom and obtained his Ph.D. in Pharmaceutics from the University of Wales. As one of our co-founders and having served as our President since May 2006, Dr. Farr’s extensive knowledge of our business, history and culture, as well as his significant experience in research and development and thorough knowledge of the pharmaceutical product development process, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Roger L. Hawley, is one of our co-founders and has served as a member of our board of directors since August 2006 and as our Chief Executive Officer from August 2006 to April 2015. From January 2006 to August 2006, Mr. Hawley served as a consultant to CG Pharma, Inc. From August 2003 to January 2006 he served as Executive Vice President, Commercial and Technical Operations for InterMune, Inc., a biopharmaceutical company focused on therapies in hepatology and pulmonology. From October 2002 to July 2003, Mr. Hawley was the Chief Commercial Officer at Prometheus Laboratories Inc., a specialty pharmaceutical and diagnostics company. From 2001 to 2002, Mr. Hawley served as General Manager & Vice President of Sales and Marketing at Elan Pharmaceuticals, Inc. (acquired by Alkermes Plc). From 1987 to 2001, Mr. Hawley held a broad range of management positions in commercial operations, alliance/partnership management, and regional sales and corporate finance at GlaxoSmithKline, or GSK. His last position at GSK was Vice President of Sales-CNS/GI Division. From 1976 to 1987, he held various financial management positions with Marathon Oil Company, including serving four years in London, England. While at Marathon, he was a certified treasury manager and a certified public accountant. Mr. Hawley served as a member of the board of directors of Cypress Bioscience, Inc., a publicly traded pharmaceutical company, until December 2010. Mr. Hawley holds a B.Sc. in Accounting from Eastern Illinois University. As one of our co-founders and having served as our Chief Executive Officer for nearly nine years, Mr. Hawley’s extensive knowledge of our business, history and culture, as well as over 20 years of experience in the pharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Erle T. Mast, has served as a member of our board of directors since May 2008. Mr. Mast is a co-founder of and has served as Executive Vice President, Chief Financial Officer with Clovis Oncology, Inc. since May 2009. From July 2002 to May 2008, Mr. Mast served as Executive Vice President and Chief Financial Officer of Pharmion Corporation, until its acquisition by Celgene Corporation. From 2000 to 2002, after Elan Pharma International Ltd. acquired Dura Pharmaceuticals, Inc., Mr. Mast served as Chief Financial Officer for the Global Biopharmaceuticals business unit of Elan. From 1997 to 2000, Mr. Mast served as Vice President of Finance for Dura Pharmaceuticals. From 1984 to 1997, Mr. Mast held positions of increasing responsibility at Deloitte & Touche, LLP, serving most recently as Partner, where he provided accounting, auditing and business consulting services to companies in various industries, including the healthcare, pharmaceutical, biotech and manufacturing industries. Mr. Mast also serves on the board of directors of Receptos, Inc. Mr. Mast received a degree in Business Administration from California State University, Bakersfield. Mr. Mast’s experience as a chief financial officer of various companies in the healthcare industry and in providing accounting, auditing and consulting services while at Deloitte & Touche, LLP, as well as his expertise in management, accounting, treasury, and finance functions, contributed to our board of directors’ conclusion that he should serve as a director of our company.

        Renee P. Tannenbaum, Pharm.D., has served as a member of our board of directors since February 2015. She currently serves as the Head of Global Customer Excellence of AbbVie, Inc., a global, research-based biopharmaceutical company, where she is responsible for building commercial capabilities for headquarters and affiliate commercial organizations. Dr. Tannenbaum was previously President of Myrtle Potter & Company, LLC, a global life sciences consulting and advisory firm, from January 2011 to October 2012. From May 2009 to January 2011, she served as Executive Vice President and Chief Commercial Officer at Elan Pharmaceuticals, Inc., or Elan, where she was responsible for revenue generation for Elan’s marketed products, preparing for the commercialization of the company’s pipeline, including its Alzheimer’s portfolio, and strengthening the company’s overall commercial capabilities. Prior to her role at Elan, Dr. Tannenbaum was at Novartis Pharma AG for three years, where she led the Global Commercial Operations organization. Prior to that, she spent nine years at Bristol Myers Squibb and 16 years at Merck and Company where she held a variety of leadership positions in operations and general management. She retains a faculty position at the University of the Sciences at Philadelphia’s Mayes College of Healthcare Business and Policy and serves as the Dean’s Professor. Dr. Tannenbaum received her Pharm.D. from the Philadelphia College of Pharmacy and Sciences, her M.B.A. from Temple University, and her B.Sc. in Pharmacy from the University of Connecticut. She currently serves on the advisory board of the Women Business Leaders in U.S. Healthcare Industry Foundation and the advisory board for the Healthcare Businesswomen’s Association. Dr. Tannenbaum’s extensive experience in the biopharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that she should serve as a director of our company.

Mark Wiggins, has served as a member of our board of directors since May 2011. Mr. Wiggins served as Senior Vice President of Corporate and Business Development at Elcelyx Therapeutics, Inc. from August 2012 to March 2015. Mr. Wiggins previously served as the Chief Business Officer of Mpex Pharmaceuticals, a biopharmaceutical company, overseeing strategic business operations and the sale of the company in 2011. From May 1998 to February 2009, Mr. Wiggins was employed at Biogen Idec, Inc., and its predecessor Idec Pharmaceuticals, Corp., biotechnology companies, where he served as head of Business Development, later as Vice President of Marketing and Business Development and most recently as Executive Vice President of Corporate and Business Development. At Idec Pharmaceuticals, Mr. Wiggins was a member of the management committee for the collaboration with Genentech on Rituxan ®, and he was responsible for worldwide partnering, licensing and corporate acquisitions. Mr. Wiggins has substantial experience in pharmaceutical marketing and business development activities. Prior to Biogen Idec, Mr. Wiggins spent fifteen years in a number of positions of increasing responsibility in marketing, marketing research and business development at Hybridon, Inc., Schering-Plough Corporation (now Merck), Johnson & Johnson and Pfizer, Inc. Mr. Wiggins’ business development transaction experience includes closing over 20 licensing deals and several global corporate partnerships and company acquisitions. Mr. Wiggins earned his B.S. in Finance from Syracuse University and an M.B.A. from the University of Arizona. Mr. Wiggins’ expertise in business development activities and the marketing of pharmaceutical products, as well as his extensive management experience within the biopharmaceutical industry, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Executive Officers and Key Employees

The following table sets forth certain information about our executive officers and certain key employees as of April 27, 2015:

Name	Age	Position
Executive Officers:
Stephen J. Farr, Ph.D.	56	Chief Executive Officer, President and Director
Ann D. Rhoads	49	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Bradley S. Galer, M.D.	53	Executive Vice President, Chief Medical Officer
Key Employees:
Jeff D. Durflinger	54	Vice President, Technical Operations and Product Supply
Stephen H. Jenner	47	Vice President, Marketing
Bret E. Megargel	46	Vice President, Corporate Development
Edward F. Smith III, Ph.D., RAC	61	Vice President, Regulatory Affairs
Arnold R. Gammaitoni, Pharm.D.	47	Vice President, Medical and Scientific Affairs
John J. Turanin	57	Vice President and General Manager, Zogenix Technologies

Executive Officers

The biography of Stephen J. Farr, Ph.D. can be found above under the “Board of Directors” heading.

Ann D. Rhoads has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since March 2010. From 2000 to December 2009, Ms. Rhoads was the Chief Financial Officer for Premier, Inc., a healthcare service company, where she had responsibility for all areas of financial management, strategic planning, business development, information technology, and ethics and compliance. From August 1998 to 2000, Ms. Rhoads served as Vice President for strategic initiatives at Premier, where she was responsible for overseeing strategic investments, including a venture capital fund, as well as assisting Premier operating divisions with long range strategic planning. Prior to joining Premier, Ms. Rhoads held various positions at Sprout Group, a venture capital affiliate of Donaldson, Lufkin & Jenrette (now part of Credit Suisse First Boston), Bain & Company and Merrill Lynch Capital Partners (now known as Stonington Partners). Ms. Rhoads is currently a member of the board of directors of Globus Medical Inc. and Evoke Pharma, Inc. Ms. Rhoads received a B.S. from the University of Arkansas and an M.B.A. from the Harvard Business School.

Bradley S. Galer, M.D., has served as our Executive Vice President and Chief Medical Officer since December 2013. Prior to joining the company, Dr. Galer served as President of the Pain Group at Nuvo Research Inc., a specialty pharmaceutical company with three commercialized topically delivered pain products from December 2009 to December 2013. In this position, he oversaw the strategy and operations of the Pain Group, including its commercialization, drug development and business development activities, licensing opportunities and liaising with partners. Prior to joining Nuvo Research, Dr. Galer was employed at Endo Pharmaceuticals Inc. as Senior Medical Officer and Group Vice President, Scientific Affairs from August 2002 to October 2005, where he was responsible for the departments of Clinical and Biostatistics, Medical Affairs, Pharmacovigilance, Medical Liaison and Medical Information. He and his team provided clinical and scientific leadership for the development and marketing of analgesic and migraine products, including Lidoderm, Percocet, Opana, Opana ER and Frova. Dr. Galer has also held numerous other industry positions, along with academic and clinical appointments. He has published over 200 articles on pain management in peer review journals and textbooks. Dr. Galer received his medical doctorate and a neurology residency from Albert Einstein in New York and two Pain Fellowships, at Memorial Sloane-Kettering in New York and University of California, San Francisco, as well as headache training at Montefiore Headache Clinic in New York and University of California, San Francisco.

Key Employees

Jeff Durflinger has served as our Vice President of Technical Operations and Product Supply since March 2011. Mr. Durflinger previously served as our Senior Director of Manufacturing from October 2008 and prior to that as our Director of Supply Chain Operations, beginning in January 2007. From 2004 to January 2007, Mr. Durflinger served as Director of Supply Chain Operations at Chiron Corporation (acquired by Novartis Pharmaceuticals), a publicly-held multinational biopharmaceutical company, where he led supply chain activities for Betaseron ® , Proleukin ® and vaccine operations. Prior to joining Chiron, Mr. Durflinger held various operating and technical positions with Optime Therapeutics, a private pharmaceutical company, where he led technical and business development of the company’s proprietary manufacturing and drug delivery technologies; Dow Pharmaceutical Sciences, a manufacturing services provider; Stedim, a designer and manufacturer of custom single-use, sterile bio-processing supplies; Elan Pharmaceuticals, Inc. (acquired by Alkermes Plc), a biopharmaceutical company; and ALZA Corporation (acquired by Johnson and Johnson), a publicly-held drug delivery company. Mr. Durflinger holds a B.S. in Industrial Technology from California State University, Chico and an M.S. in Business from Golden Gate University.

Stephen H. Jenner has served as our Vice President of Marketing since January 2011. From July 2008 to January 2011, Mr. Jenner served as our Senior Director of Marketing. From November 2007 to July 2008, Mr. Jenner served as the Senior Vice President of Client Services at MedAccess Communications, an advertising agency specializing in the pharmaceutical industry. From June 2005 to November 2007, Mr. Jenner served as the Senior Director of Marketing for Valeant Pharmaceuticals International, a publicly-held pharmaceutical company, where he led the Neurology Marketing Department. From July 2003 to June 2005, Mr. Jenner was the Senior Product Manager for Allergan Pharmaceuticals, a publicly-held pharmaceutical company, where he was the lead marketer for all Direct to Consumer activities related to BOTOX Cosmetic. From October 1998 to July 2003, Mr. Jenner held positions of increasing responsibility at Elan Pharmaceuticals, Inc. (acquired by Alkermes Plc), a publicly-held pharmaceutical company, most recently as Product Manager for the CNS/Movement Disorder Franchise. Mr. Jenner holds a B.S. in Business Administration from California Lutheran University and an M.B.A. from the University of Florida.

Bret E. Megargel is one of our co-founders and has served as our Vice President of Corporate Development since August 2006. From December 2005 to August 2006, Mr. Megargel served as a consultant to CG Pharma, Inc. From January 2005 to August 2007, Mr. Megargel served as Vice President of Planet Technologies, Inc., an allergy products company, where he was responsible for the general management of the company’s Allergy Free business. From 2002 to December 2004, Mr. Megargel served as Vice President of Business Development for Avera Pharmaceuticals, Inc., a private, central nervous system-focused development company. From 1999 to 2002, Mr. Megargel served as a Venture Partner for Windamere Venture Partners, LLC. During his tenure at Windamere, Mr. Megargel served as Vice President of Business Development for MD Edge, Inc., and Director of Business Development for Converge Medical, Inc. and was a member of the founding team of Dexcom, Inc. From 1991 to 1996, Mr. Megargel served as a consultant for The Healthcare Group of Marketing Corporation of America (now a Division of The InterPublic Group), where he was a case manager for projects that included major product development, licensing and acquisition, and marketing strategy assignments for pharmaceutical clients. Mr. Megargel received a B.A. in Economics from Dartmouth College and an M.B.A. at the Stanford University Graduate School of Business.

Edward F. Smith III, Ph.D., RAC has served as our Vice President, Regulatory Affairs since October 2008. From April 2007 to October 2008, he was our Senior Director, Regulatory Affairs. From July 2006 to April 2007, he was the Senior Director, Regulatory Affairs at Connetics, a specialty pharmaceutical company focused on the development and commercialization of innovative therapeutics for the dermatology market. From October 2004 to July 2006, he was the Director, Regulatory Affairs at Nektar Therapeutics, a biopharmaceutical company. Dr. Smith has authored over 95 peer-reviewed scientific articles and has submitted numerous U.S. Food and Drug Administration and European Medicines Agency submissions. He was a Postdoctoral Fellow at the Medical University of South Carolina and the Institute of Pharmacology at the University of Koln in West Germany. Dr. Smith received a B.S. in Biology from Montana State University, an M.B.A. at Washington University and a Ph.D. in Physiology at Thomas Jefferson University.

Arnold R. Gammaitoni, Pharm.D. has served as our Vice President, Medical and Scientific Affairs since December 2013. Prior to joining the company, Dr. Gammaitoni served as Vice President of Scientific Affairs of the Pain Group at Nuvo Research Inc. from July 2011 to December 2013. Prior to joining Nuvo Research, Dr. Gammaitoni was Global Director of Scientific Affairs for Analgesia, Immunology and Anesthesia at Merck & Co., Inc. from December 2006 to July 2011. From October 2000 to November 2006, he served as Senior Director of Medical Affairs at Endo Pharmaceuticals Inc. Dr. Gammaitoni has also been a clinical practitioner with a focus on pain management and has authored or co-authored over 50 articles. He received his doctoral degree in pharmacy from the Philadelphia College of Pharmacy.

John J. Turanin is one of our co-founders and has served as our Vice President and General Manager, Zogenix Technologies since August 2010 and prior to that as our Vice President, Operations since our inception in May 2006. From 1997 to April 2006, Mr. Turanin served as Vice President, Corporate Planning and Program Management and held positions as Senior Director of Program Management, Director of New Product Planning, and Director of Respiratory Products Business Unit at Aradigm Corporation, a specialty pharmaceutical company, where he was responsible for leading numerous product development programs and strategic alliances. Mr. Turanin was also responsible for directing Aradigm’s integration of the DosePro technology acquisition and serving as program director for the sumatriptan DosePro development program. From 1988 to 1996, Mr. Turanin served as Product Manager, Director of Marketing, and finally General Manager of operations, quality, product development, and marketing for the respiratory therapeutics division at Invacare Corporation, a global manufacturer of home medical products. Mr. Turanin holds a B.A. in Business from Indiana University of Pennsylvania and an M.B.A. from the University of Pittsburgh.

Board Independence

        Our board of directors has determined that all of our directors who served on our board of directors during 2014 were, and all of our current directors are, independent directors within the meaning of the applicable Nasdaq Stock Market LLC, or Nasdaq, listing standards, except for Roger L. Hawley, our former Chief Executive Officer, James B. Breitmeyer, M.D., Ph.D. and Stephen J. Farr, Ph.D., our Chief Executive Officer and President.

Board Leadership Structure

        Our board of directors is currently led by its chairman, Cam L. Garner. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the company continues to grow. We separate the roles of chief executive officer and chairman of the board in recognition of the differences between the two roles. The chief executive officer is responsible for setting the strategic direction for the company and the day-to-day leadership and performance of the company, while the chairman of the board of directors provides guidance to the chief executive officer and presides over meetings of the full board of directors. We believe that this separation of responsibilities provides a balanced approach to managing the board of directors and overseeing the company.

The Board’s Role in Risk Oversight

        Our board of directors has responsibility for the oversight of the company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating/corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board as a whole.

Board of Directors Meetings

During the fiscal year 2014, our board of directors met ten times, including telephonic meetings. In that year, all incumbent directors attended at least 75% of the aggregate number of meetings of the board and the committees on which they served, during the periods in which they served.

Committees of the Board of Directors

We have three standing committees: the audit committee, the compensation committee and the nominating/corporate governance committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found under the Investor Relations-Corporate Governance section of our website at www.zogenix.com.

Audit Committee

The audit committee of our board of directors currently consists of Messrs. Mast (chairman and audit committee financial expert), Bock and Wiggins. The audit committee met five times during fiscal year 2014, including telephonic meetings. Our board of directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of Exchange Act. In addition, our board of directors has determined that Mr. Mast qualifies as an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the SEC. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The audit committee’s responsibilities include, among other things:

•	selecting and engaging our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;

•	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;

•	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics; and

•	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

Both our external auditor and internal financial personnel meet privately with the audit committee and have unrestricted access to this committee.

Compensation Committee

The compensation committee of our board of directors currently consists of Messrs. Garner (chairman), Bock and Wiggins. The compensation committee met five times during fiscal year 2014, including telephonic meetings. Our board of directors has determined that all members of the compensation committee are independent directors, as defined in the Nasdaq qualification standards. The compensation committee is governed by a written charter approved by our board of directors. The compensation committee’s purpose is to assist our board of directors in determining the development plans and compensation for our senior management and directors and recommend these plans to our board of directors. The compensation committee’s responsibilities include, among other things:

•	reviewing our compensation philosophy, including our policies and strategy relative to executive compensation;

•	reviewing and recommending to the full board for approval the compensation of our Chief Executive Officer;

•	reviewing and approving the compensation of our other executive officers, including executive employment and severance agreements;

•	reviewing and recommending to the full board for approval the compensation policies for members of our board of directors and board committees;

•	reviewing, approving and administering our benefit plans and the issuance of stock options and other awards under our equity incentive plans (other than any such awards that must be approved by the full board);

•	reviewing and discussing with management our compensation discussion and analysis to be included in our annual proxy report or annual report on Form 10-K and producing the report that the SEC requires in our annual proxy statement; and

•	reviewing and evaluating, at least annually, the performance of the compensation committee and its members including compliance of the compensation committee with its charter.

Nominating/Corporate Governance Committee

The nominating/corporate governance committee of our board of directors currently consists of Dr. Tannenbaum and Messrs. Bock (chairman) and Mast. The nominating/corporate governance committee met two times during fiscal year 2014. Our board of directors has determined that all members of the nominating/corporate governance committee are independent directors, as defined in the Nasdaq qualification standards. The nominating/corporate governance committee is governed by a written charter approved by our board of directors. The nominating/corporate governance committee’s purpose is to assist our board of directors by identifying individuals qualified to become members of our board of directors, consistent with criteria set by our board, and to develop our corporate governance principles. The nominating/corporate governance committee’s responsibilities include, among other things:

•	evaluating the composition, size and governance of our board of directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	administering a policy for considering stockholder nominees for election to our board of directors;

•	evaluating and recommending candidates for election to our board of directors;

•	developing guidelines for board compensation;

•	overseeing our board of directors’ performance and self-evaluation process;

•	reviewing our corporate governance principles and providing recommendations to the board regarding possible changes; and

•	reviewing and evaluating, at least annually, the performance of the nominating/corporate governance committee and its members including compliance of the nominating/corporate governance committee with its charter.

Report of the Audit Committee of the Board of Directors

The audit committee oversees the company’s financial reporting process on behalf of our board of directors. Management has the primary responsibility for the financial statements, for maintaining effective internal control over financial reporting, and for assessing the effectiveness of internal control over financial reporting. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements in the company’s annual report with management, including a discussion of any significant changes in the selection or application of accounting principles, the reasonableness of significant judgments, the clarity of disclosures in the financial statements and the effect of any new accounting initiatives.

The audit committee reviewed with Ernst & Young LLP, which is responsible for expressing an opinion on the conformity of the company’s audited financial statements with generally accepted accounting principles, its judgments as to the quality, not just the acceptability, of the company’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards, including the Statement on Auditing Standard No. 16 (Communications with Audit Committees), as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the audit committee has discussed with Ernst & Young LLP, its independence from management and the company, has received from Ernst & Young LLP the written disclosures and the letter required by Public Company Accounting Oversight Board Ethics Rule 3526, Communication with Audit Committees Concerning Independence, regarding Ernst & Young LLP’s communications with the audit committee concerning independence, and has considered the compatibility of non-audit services with the auditors’ independence.

The audit committee met with Ernst & Young LLP to discuss the overall scope of its services, the results of its audit and reviews, its evaluation of the company’s internal controls and the overall quality of the company’s financial reporting. Ernst & Young LLP, as the company’s independent registered public accounting firm, also periodically updates the audit committee about new accounting developments and their potential impact on the company’s reporting. The audit committee’s meetings with Ernst & Young LLP were held with and without management present. The audit committee is not employed by the company, nor does it provide any expert assurance or professional certification regarding the company’s financial statements. The audit committee relies, without independent verification, on the accuracy and integrity of the information provided, and representations made, by management and the company’s independent registered public accounting firm.

In reliance on the reviews and discussions referred to above, the audit committee has recommended to the company’s board of directors that the audited financial statements be included in our Annual Report for the year ended December 31, 2014. The audit committee and the company’s board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for 2015.

This report of the audit committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the audit committee.

Respectfully submitted,
The Audit Committee of the Board of Directors
Erle T. Mast (Chairman)
Louis C. Bock
Mark Wiggins

Director Nomination Process

Director Qualifications

In evaluating director nominees the nominating/corporate governance committee will consider among other things the following factors:

•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	commercialization experience in large pharmaceutical companies;

•	strong finance experience;

•	experience relevant to our industry;

•	experience as a board member of another publicly held company;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience; and

•	practical and mature business judgment.

The nominating/corporate governance committee’s goal is to assemble a board of directors that brings to the company a variety of perspectives and skills derived from high quality business and professional experience. Moreover, the nominating/corporate governance committee believes that the background and qualifications of the board of directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the board of directors to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Other than the foregoing criteria for director nominees, the nominating/corporate governance committee has not adopted a formal policy with respect to a fixed set of specific minimum qualifications for its candidates for membership on the board of directors. The nominating/corporate governance committee may consider such other facts, including, without limitation, diversity, as it may deem are in the best interests of the company and its stockholders. The nominating/corporate governance committee does, however, believe it is appropriate for at least one, and, preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors be independent as required under the Nasdaq qualification standards. The nominating/corporate governance committee also believes it is appropriate for each of our President and Chief Executive Officer to serve as a member of our board of directors. Our directors’ performance and qualification criteria are reviewed annually by the nominating/corporate governance committee.

Identification and Evaluation of Nominees for Directors

The nominating/corporate governance committee identifies nominees for director by first evaluating the current members of our board of directors willing to continue in service. Current members with qualifications and skills that are consistent with the nominating/corporate governance committee’s criteria for board of director service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective or expertise.

If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, the nominating/corporate governance committee may identify the desired skills and experience of a new nominee in light of the criteria above, in which case, the nominating/corporate governance committee would generally poll our board of directors and members of management for their recommendations. The nominating/corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The nominating/corporate governance committee reviews the qualifications, experience and background of the candidates. Final candidates are interviewed by the members of the nominating/corporate governance committee and by certain of our other independent directors and executive management. In making its determinations, the nominating/corporate governance committee evaluates each individual in the context of our board of directors as a whole, with the objective of assembling a group that can best contribute to the success of our company and represent stockholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the nominating/corporate governance committee makes its recommendation to our board of directors. Commencing in 2014, the nominating/corporate governance committee has utilized the third-party search firm of Spencer Stuart to assist with the identification of qualified board of director candidates.

The nominating/corporate governance committee evaluates nominees recommended by stockholders in the same manner as it evaluates other nominees. We have not received director candidate recommendations from our stockholders and do not have a formal policy regarding consideration of such recommendations. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by board members, management or other parties are evaluated. We do not intend to treat stockholder recommendations in any manner different from other recommendations.

Under our amended and restated bylaws, stockholders wishing to suggest a candidate for director should write to our corporate secretary and provide such information about the stockholder and the proposed candidate as is set forth in our amended and restated bylaws and as would be required by SEC rules to be included in a proxy statement. In addition, the stockholder must include the consent of the candidate and describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination. In order to give the nominating/corporate governance committee sufficient time to evaluate a recommended candidate and/or include the candidate in our proxy statement for the 2016 annual meeting, the recommendation should be received by our corporate secretary at our principal executive offices in accordance with our procedures detailed in our annual proxy statement.

Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors should submit their written comments to our corporate secretary at Zogenix, Inc., 12400 High Bluff Drive, Suite 650, San Diego, California 92130. The corporate secretary will forward such communications to each member of our board of directors; provided that, if in the opinion of our corporate secretary it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

Corporate Governance

Our company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter are available, free of charge, on our website at www.zogenix.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K. We will also provide copies of these documents, as well as our company’s other corporate governance documents, free of charge, to any stockholder upon written request to Zogenix, Inc., Attention: Corporate Secretary, 12400 High Bluff Drive, Suite 650, San Diego, California 92130.

Code of Business Conduct and Ethics

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

Section 16(a) beneficial ownership reporting compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2014, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis provides information about the material components of our executive compensation program for our “named executive officers,” consisting of the following persons:

•	Roger L. Hawley, our former Chief Executive Officer;

•	Stephen J. Farr, Ph.D., our Chief Executive Officer and President;

•	Ann D. Rhoads, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary;

•	Bradley S. Galer, M.D., our Executive Vice President and Chief Medical Officer; and

•	R. Scott Shively, our former Executive Vice President and Chief Commercial Officer.

Specifically, this compensation discussion and analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide. In addition, we explain how and why the compensation committee and our board of directors arrived at specific compensation policies and decisions involving our executive officers during the year ended December 31, 2014.

Executive Summary

We recognize that the ability to excel depends on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, the key objectives of our executive compensation program are:

•	To attract, engage and retain an executive team who will provide leadership for our future success by providing competitive total pay opportunities.

•	To establish a direct link between our business results, individual executive performance and total executive compensation.

•	To align the interests of our executive officers with those of our stockholders.

The primary elements of our executive compensation program are (1) base salary, (2) annual short-term cash incentives, (3) long-term equity incentives, (4) post-termination benefits, and (5) other benefits, such as health insurance and retirement benefits. We believe that each component aligns the interests of our named executive officers with the interests of our stockholders in different ways, whether through focusing on short-term and long-term performance goals, promoting an ownership mentality toward one’s job, or linking individual performance to our performance.

In general, the majority of our named executive officers’ total compensation is tied directly to corporate and individual performance, increases in our stock price, or both. Specific elements of our executive compensation program that demonstrate our pay-for-performance philosophy include:

•	The performance measures in our short-term cash incentive program are linked to key corporate objectives.

•	Corporate achievement represents the majority of each executive’s annual bonus opportunity.

•	Our long-term equity incentives are primarily granted in the form of stock options, which provide value to our executives only if our stock price increases.

This mix of compensation is intended to ensure that total compensation reflects our overall success or failure and to motivate executive officers to meet appropriate performance measures. In determining each element of compensation for any given year, our board of directors and our compensation committee consider and determine each element individually and then review the resulting total compensation and determine whether it is reasonable and competitive. We do not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.

We believe that the total compensation received by our named executive officers relating to 2014 was appropriate when viewed in light of our corporate achievements during 2014 and the individual performance of our named executive officers.

Compensation Determination Process

The compensation committee of our board of directors develops, reviews and approves each of the elements of our executive compensation program. The compensation committee also regularly assesses the effectiveness and competitiveness of our compensation programs.

In the first quarter of each year, the compensation committee reviews the performance of each of our named executive officers during the previous year. At this time the compensation committee also reviews our performance relative to the corporate performance objectives set by the board of directors for the year under review and makes the final bonus payment determinations based on our performance and the compensation committee’s evaluation of each named executive officer’s performance for the year under review. In connection with this review, the compensation committee also reviews and adjusts, as appropriate, annual base salaries for our named executive officers and grants, as appropriate, additional stock option awards to our named executive officers and certain other eligible employees for the then-current fiscal year.

During the fourth quarter of each year our compensation committee also reviews the corporate performance objectives for purposes of our performance bonus programs for the following year, but such objectives historically have been recommended to the full board of directors for approval. Our Chief Executive Officer, with the assistance and support of our Chief Financial Officer and our human resources department, aids the compensation committee by providing annual recommendations regarding the compensation of all of our named executive officers, other than himself. The compensation committee also, on occasion, meets with our Chief Executive Officer to obtain recommendations with respect to our compensation programs and practices generally. The compensation committee considers, but is not bound to accept, the Chief Executive Officer’s recommendations with respect to named executive officer compensation. In the beginning of each year, our named executive officers work with our Chief Executive Officer to establish their individual performance goals for the year, based on their respective roles within the company.

                    Our Chief Executive Officer generally attends all of the compensation committee meetings, but the compensation committee also holds executive sessions that are not attended by any members of management or non-independent directors, as needed from time to time. Any deliberations or decisions regarding our Chief Executive Officer’s compensation are made without him present.

Role of Compensation Consultant and Comparable Company Information

Our compensation committee has not historically established compensation levels based on benchmarking. Our compensation committee has instead relied upon the judgment of its members in making compensation decisions, after reviewing our performance and carefully evaluating a named executive officer’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance stockholder value.

The compensation committee is authorized to retain the services of third-party compensation consultants and other outside advisors from time to time, as the committee sees fit, in connection with compensation matters. Compensation consultants and other advisors retained by the compensation committee will report directly to the compensation committee which has the authority to select, retain and terminate any such consultants or advisors.

In 2014, the compensation committee determined to engage Radford as its independent compensation consultant to provide compensation consulting services. Specifically, for 2014, the compensation committee requested Radford to advise it on a variety of compensation-related issues, including:

•	compiling, analyzing and presenting third-party survey data regarding the compensation of executives at comparable companies;

•	evaluating our current equity compensation program relative to our peer group, including equity ownership levels; and

•	providing general information concerning executive compensation trends and developments.

Radford did not provide any other services to us in 2014 beyond its engagement as an advisor to the compensation committee on executive compensation matters. After review, the compensation committee has determined that there is no conflict of interest resulting from retaining Radford currently or during the year ended December 31, 2014. In reaching these conclusions, the compensation committee considered the factors set forth in Exchange Act Rule 10C-1.

For 2014, Radford assisted the compensation committee in confirming a peer group of companies to be used in the compensation setting process. For 2014, a peer group of 20 life sciences companies in similar phases of development as us with the following characteristics was selected based on the following parameters and not on the basis of executive compensation levels:

•	Market capitalization between $300 million and $2.2 billion (average market capitalization of $886 million) (as of January 21, 2014); and

•	Less than 300 employees.

Our 2014 peer group consisted of the following companies:

• AMAG Pharmaceuticals	• Horizon Pharmaceuticals

• Arena Pharmaceuticals	• Idenix Pharmaceuticals

• AVANIR	• Momenta Pharmaceuticals

• Cadence Pharmaceuticals	• Orexigen Pharmaceuticals

• Corcept Therapeutics	• Pacira Pharmaceuticals

• Cytori Therapeutics	• Spectrum Pharmaceuticals

• Depomed	• Sucampo Pharmaceuticals

• Dyax	• Supernus Pharmaceuticals

• Exelixis	• VIVUS

• Halozyme	• XenoPort

Although we maintain the peer group for executive compensation purposes, the peer group compensation data is limited to publicly available information and therefore does not necessarily provide comparisons for all officers by position as is offered by more comprehensive survey data, which has the advantage of including data on executive positions beyond what is available in public filings. In light of this, during 2014, the compensation committee also reviewed data from The Radford Global Life Sciences Compensation Survey, which consists of public companies throughout the United States primarily from the life sciences industry, with revenues under $200 million. With respect to the survey data presented to the compensation committee, the identities of the individual companies included in the survey were not provided to the compensation committee, and the compensation committee did not refer to individual compensation information for such companies. We believe that by utilizing both sets of survey data, our compensation committee is able to review an appropriate set of competitive data for use in making compensation decisions. We believe that by utilizing both publicly available peer group data and the survey data from the published surveys, we are able to develop the best set of competitive data for use in making compensation decisions.

Our compensation committee reviewed the foregoing comparable company data in connection with its determinations of the 2014 base salaries, target bonuses and equity awards for our named executive officers. However, our committee did not attempt to set our compensation levels or awards at a certain target percentile with respect to the comparable company data or otherwise rely entirely on that data to determine named executive officer compensation. Instead, as described above and consistent with past practice, the compensation committee members relied on their judgment and experience in setting those compensation levels and making those awards.

                We expect that the compensation committee will continue to review comparable company data in connection with setting the compensation we offer our named executive officers to help ensure that our compensation programs are competitive and fair.

We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions, and our compensation committee does not have any formal policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation.

The compensation levels of the named executive officers reflect to a significant degree the varying roles and responsibilities of such executives. As a result of the compensation committee’s and the board of director’s assessment of our Chief Executive Officer’s and President’s roles and responsibilities within our company, there are significant compensation differentials between these named executive officers and our other named executive officers.

We do not yet have a formal policy to adjust or recover awards or payments if the relevant performance measures upon which they are based are restated or are otherwise adjusted in a manner that would otherwise reduce the size of the initial payment or award.

Executive Compensation Components

The following describes each component of our executive compensation program, the rationale for each, and how compensation amounts are determined.

Base Salaries

In general, base salaries for our named executive officers are initially established through arm’s length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience and prior salary. Base salaries of our named executive officers are approved and reviewed annually by our compensation committee and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance. Decisions regarding salary increases may take into account an executive officer’s current salary, equity ownership, and the amounts paid to an executive officer’s peers inside our company by conducting an internal analysis, which compares the pay of an executive officer to other members of the management team. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. Base salaries are not automatically increased if the compensation committee believes that other elements of the named executive officer’s compensation are more appropriate in light of our stated objectives. This strategy is consistent with our intent of offering compensation that is both cost-effective, competitive and contingent on the achievement of performance objectives.

Our Chief Executive Officer’s base salary is based upon the same policies and criteria used for other named executive officers as described above. Each year the compensation committee reviews the Chief Executive Officer’s compensation arrangements and his individual performance for the previous fiscal year, as well as our performance as a whole, and makes recommendations to the full board of directors of adjustments to such compensation, if appropriate.

In March 2014, the compensation committee reviewed the base salaries of our named executive officers. The compensation committee, in consultation with our Chief Executive Officer (with respect to the salaries of our other named executive officers) and its independent compensation consultant, determined that the base salaries of our named executive officers would be as follows, which increases were effective April 1, 2014: Mr. Hawley, $500,000; Dr. Farr, $400,000; Ms. Rhoads, $350,000; Dr. Galer, $350,000; and Mr. Shively, $350,000.

The compensation committee has determined that for 2015 the named executive officers, other than Mr. Hawley, will receive base salary increases of 3% over the named executive officer’s 2014 base salary, which is consistent with the merit-based salary increases for employees of the Company generally. Mr. Hawley did not receive a base salary increase and his base salary for 2015 remained at the same level as in effect during 2014 prior to his resignation.

The actual base salaries paid to all of our named executive officers for 2014 are set forth in the “Summary Compensation Table” below.

Performance Bonuses

Each named executive officer is also eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our board of directors and, with respect to our named executive officers other than Mr. Hawley, individual performance.

Bonuses are set based on the executive’s base salary as of the end of the bonus year, and are expected to be paid out in the first quarter of the following year. The target levels for executive bonuses for 2014 were as follows: 65% of base salary for the Chief Executive Officer (100% of which is based on corporate objectives), 55% of base salary for our President (90% of which is based on corporate objectives and 10% of which is based on individual performance), and 45% of base salary for our Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Medical Officer (90% of which is based on corporate objectives and 10% of which is based on individual performance).

                At the beginning of each year, the board of directors (considering the recommendations of the compensation committee and management) sets corporate goals and milestones for the year. These goals and milestones and the proportional emphasis placed on each are set by the board of directors after considering management input and our overall strategic objectives. These goals generally relate to factors such as financial targets, achievement of product development objectives and establishment of new collaborative arrangements. The board of directors, upon recommendation of the compensation committee, determines the level of achievement of the corporate goals for each year. The individual component of each named executive’s bonus award is not necessarily based on the achievement of any predetermined criteria or guidelines but rather on the compensation committee’s subjective assessment of the officer’s overall performance of his or her duties. In coming to this determination, our compensation committee does not follow any guidelines, nor are there such standing guidelines regarding the exercise of such discretion.

All final bonus payments to our named executive officers are determined by our compensation committee, other than the bonus payments to our Chief Executive Officer, whose compensation is approved by the full board of directors. The actual bonuses awarded in any year, if any, may be more or less than the target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of the compensation committee (or the full board of directors, with respect to our Chief Executive Officer).

2014 Performance Bonuses. For 2014, corporate objectives fell into the following four categories: commercialization of Zohydro ER (50%); sales performance for Sumavel DosePro and Zohydro ER (30%); progressing the Relday program through key development milestones (10%); and progressing the Zohydro ER ADT program through key development milestones (10%). Objectives were weighted based on their level of importance to the business plan.

In evaluating management’s performance against our 2014 corporate goals, our board of directors determined to award a corporate achievement level of 87% relative to those goals. Both qualitative and quantitative guidelines were established for purposes of evaluating performance relative to the corporate objectives during 2014. These performance objectives were used as a guide by the board of directors in subjectively determining overall corporate performance as they represented those areas in which the named executive officers and our employees generally were expected to focus their efforts. The board of directors believed that it was better to evaluate our overall performance in these areas throughout the year in light of the general economic and industry conditions in which we operate. In coming to its final determination regarding the overall corporate achievement percentage, our board of directors awarded 91% credit for corporate performance relative to the first objective, noting that we successfully launched Zohydro ER in March 2014, including recruiting the sales, marketing, operational and regulatory personnel critical to the launch, and met post-market launch requirements as specified in our NDA. While our sales for Zohydro ER for 2014 fell below projections, and noted such shortfall in assigning less than full credit for the first objective, our board of directors noted our success in rapidly assembling a crisis communication effort in response to the media and political attacks on Zohydro ER, our ability to maintain strong support from the FDA throughout the year, despite attacks in the press and from state and federal legislators. With respect to the second objective, our board of directors awarded 59% credit, noting that while our overall gross margin for Sumavel DosePro exceeded our original forecasts, our gross margin for Zohydro ER fell short of original forecasts. With respect to the third objective, our board of directors awarded 100% credit, noting that we completed all steps necessary for readiness for the multi-dose clinical study. With respect to the fourth objective, our board of directors awarded 138% credit, noting that we accelerated development of Zohydro ER ADT, including submitting an NDA with a January 30, 2015 action date. This overall 87% achievement level was then used to determine each named executive officer’s bonus. For the named executive officers other than Mr. Hawley, each of his or her target bonus was split into its corporate and individual components, based on the weighting applicable to such named executive officer as described above.

The compensation committee’s determination of the individual components of the 2014 bonus awards for our named executive officers was not based on the achievement of any predetermined individual performance objectives, criteria or guidelines, but rather on the compensation committee’s subjective assessment of each officer’s overall performance of their duties during 2014. The named executive officers received individual achievement levels as follows: Dr. Farr, 126%, Ms. Rhoads, 100%, and Dr. Galer, 138%. Although Mr. Hawley’s annual target bonus objective is tied purely to the achievement of corporate objectives, the compensation committee and the board determined to award him an additional $17,250 in connection with his 2014 annual bonus in recognition of his significant individual efforts relating to the advancement of the Zohydro ER commercialization during 2014, especially in light of the media and political attacks on Zohydro ER and litigation related to Zohydro ER during 2014, which brought his total annual bonus payout to approximately 92% of his target bonus.

The annual performance bonuses paid to our named executive officers for 2014 are set forth in the “Summary Compensation Table” below. Mr. Shively did not receive an annual bonus for 2014 due to the fact that his employment terminated in August 2014.

Long-Term Equity Incentives

                The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and other employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards. In determining the size of the long-term equity incentives to be awarded to our named executive officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions to us and the size of prior grants. For 2014, while our compensation committee reviewed competitive market data prepared by Radford in connection with its grant of long-term equity incentive awards to the named executive officers, such awards were not determined by reference to any specific target level of compensation or benchmarking. Based upon these factors, the compensation committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. During 2014, we granted stock options to the named executive officers.

To reward and retain our named executive officers in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time.

We use stock options to compensate our named executive officers both in the form of initial grants in connection with the commencement of employment and annual refresher grants. Annual grants of options are typically approved by the compensation committee during the first quarter of each year. While we intend that the majority of stock option awards to our employees be made pursuant to initial grants or our annual grant program, the compensation committee retains discretion to make stock option awards to employees at other times, including in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the compensation committee.

The exercise price of each stock option grant is the fair market value of our common stock on the grant date, as determined by our board of directors from time to time. Stock option awards granted prior to 2011 to our named executive officers generally vest over a four-year period as follows: 25% of the shares underlying the option vest on the first anniversary of the date of the vesting commencement date and the remainder of the shares underlying the option vest in equal monthly installments over the remaining 36 months thereafter. Commencing in 2011, annual stock option awards to our named executive officers vest monthly over a four-year period. From time to time, our compensation committee may, however, determine that a different vesting schedule is appropriate. For a description of certain accelerated vesting provisions applicable to such options, see “—Post Termination and Change in Control Benefits” and “—Employment Agreements” below. We do not have any stock ownership requirements for our named executive officers.

In March 2014, the compensation committee awarded the following options to our named executive officers: Mr. Hawley, options to purchase 600,000 shares; Dr. Farr, options to purchase 350,000 shares; Ms. Rhoads, options to purchase 165,000 shares; and Mr. Shively, options to purchase 165,000 shares. In June 2014, the compensation committee awarded Dr. Galer options to purchase 65,000 shares. Each of these option awards vests monthly over a four-year period. The compensation committee’s recommendation regarding each named executive officer’s award amount was not based on any quantifiable factors, but instead was based on the compensation committee’s subjective analysis of the award levels the committee deemed appropriate for each executive in light of various factors, including the dilution created as a result of our public offerings and the need to continue to incentivize our executives. Each of these factors was taken into consideration by the compensation committee for each executive, as was management’s recommendations regarding the appropriate award levels. The final award levels, however, were entirely based on the compensation committee’s subjective analysis of these general factors and internal pay equity considerations. For a description of the accelerated vesting applicable to the foregoing equity awards, see “—Employment Agreements” below.

We have had no program, plan or practice pertaining to the timing of stock option grants to named executive officers coinciding with the release of material non-public information.

Retirement Savings

All of our full-time employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($18,000 in 2015), with additional salary deferrals not to exceed $5,500 available to those employees 50 years of age or older, and to have the amount of this reduction contributed to our 401(k) plan. While we may elect to make matching contributions, no such contributions have been made.

Health and Welfare Benefits, Perquisites and Other Compensation

The establishment of competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel.

Health and Welfare Benefits. Our named executive officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We believe that these health and welfare benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Perquisites. We do not provide significant perquisites or personal benefits to our named executive officers. Under the terms of his employment agreement, Dr. Galer is entitled to reimbursement for relocation expenses, including gross-ups for taxes payable on such amounts, up to a total of $100,000, subject to a right of repayment should he leave the company prior to June 30, 2015.

Post Termination and Change in Control Benefits

We have entered into employment agreements which provide for certain severance benefits in the event a named executive officer’s employment is involuntarily or constructively terminated. Such severance benefits are intended and designed to alleviate the financial impact of an involuntary termination and maintain a stable work environment through salary continuation and equity award vesting acceleration. We provide severance benefits because they are essential to help us fulfill our objective of attracting and retaining key managerial talent. While these arrangements form an integral part of the total compensation provided to these individuals and are considered by the compensation committee when determining executive officer compensation, the decision to offer these benefits did not influence the compensation committee’s determinations concerning other direct compensation or benefit levels. The compensation committee has determined that such arrangements offer protection that is competitive within our industry and for our company size and are designed to attract highly qualified individuals and maintain their employment with us. In determining the severance benefits payable pursuant to the executive employment agreements, the compensation committee considered what level of severance benefits would be sufficient to retain our current executive team and to recruit talented executives in the future, which determination was based in part on input from management and our board of directors. For a description of these employment agreements, see “—Employment Agreements” below.

Response to 2014 Say on Pay Vote

In May 2014, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with over 98% of stockholder votes cast in favor of our 2014 say-on-pay resolution (excluding abstentions and broker non-votes). As we evaluated our compensation practices and talent needs throughout 2014, we were mindful of the strong support our stockholders expressed for our compensation philosophy. As a result, the compensation committee has decided to generally retain our existing approach to executive compensation for our continuing executives, with an emphasis on short- and long-term incentive compensation that rewards our senior executives for corporate and individual performance.

In addition, when determining how often to hold a stockholder advisory vote on executive compensation, the board of directors took into account the strong preference for a triennial vote expressed by our stockholders at our 2011 annual meeting. Accordingly, the board of directors determined that we will hold an advisory stockholder vote on the compensation of our named executive officers every three years until the next say-on-pay frequency vote.

Tax Deductibility of Executive Compensation

The compensation committee and our board of directors have considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for our Chief Executive Officer and each of the other named executive officers (other than our Chief Financial Officer), unless compensation is performance based. While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the compensation committee, however, retains the discretion to approve compensation that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as SFAS No. 123(R)), or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

Report of the Compensation Committee of the Board of Directors

The compensation committee of the company’s board of directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the SEC.

This report of the compensation committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the compensation committee.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Cam L. Garner (Chairman)

Louis C. Bock

Mark Wiggins

Summary Compensation Table

The following table shows information regarding the compensation earned by our named executive officers during the fiscal years ended December 31, 2014, 2013 and 2012.

		Annual Compensation		Long Term Compensation
Name and Principal Position Year	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Roger L. Hawley(6) Former Chief Executive Officer	2014 2013 2012	483,780 435,120 435,120	17,250 14,196 —	— 90,000 —	1,325,700 1,099,382 1,300,700	282,750 195,804 178,399	— — —	2,109,480 1,834,502 1,914,219

Stephen J. Farr, Ph.D. Chief Executive Officer and President	2014 2013 2012	387,544 350,174 350,174	— 20,000 —	— 75,000 —	773,325 797,591 910,490	200,000 160,000 150,645	— — —	1,360,869 1,402,765 1,411,309

Ann D. Rhoads Executive Vice President and Chief Financial Officer	2014 2013 2012	346,269 335,075 335,075	— — —	— 69,000 —	364,568 416,759 585,315	139,073 137,213 129,071	— — —	849,909 958,047 1,049,461

Bradley S. Galer, M.D.(7) Executive Vice President and Chief Medical Officer	2014 2013	346,250 11,507	— 60,000	— —	97,032 917,915	145,000 —	— —	588,282 989,422

R. Scott Shively(8) Former Executive Vice President and Chief Commercial Officer	2014 2013 2012	248,385 335,000 34,261	— — 130,000	— 69,000 —	364,568 380,832 745,280	— 137,183 12,374	— 67,620 —	612,592 989,635 921,915

(1)	For 2013, represents an additional discretionary component of the annual bonus paid to Roger L. Hawley pursuant to our executive bonus program, a one-time signing bonus for Bradley S. Galer, M.D., subject to a right of repayment should he leave the Company prior to December 17, 2014, and a discretionary supplemental bonus for Stephen J. Farr, Ph.D. For 2012, represents a one-time signing bonus for R. Scott Shively, subject to a right of repayment should he leave the Company prior to August 31, 2013. For 2014, represents and additional discretionary component of the annual bonuses paid to Roger L. Hawley pursuant to our executive bonus program.
(2)	Represents the grant date fair value of the restricted stock units granted in June 2013 as computed in accordance with ASC Topic 718. The restricted stock units granted in June 2013 were granted in connection with our company-wide retention program, following the restructuring of our workforce in May 2013. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 11, 2015.
(3)	Represents the grant date fair value of the stock options granted in the relevant fiscal year as computed in accordance with ASC Topic 718. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 11, 2015.
(4)	These amounts represent performance bonuses earned under our executive bonus program, which is described above under “— Compensation Discussion and Analysis — Performance Bonuses.”
(5)	For 2013, reflects moving and relocation expenses of $42,139 for Mr. Shively plus tax-gross up payments of $25,481 in respect of such moving and relocation expenses.
(6)	Mr. Hawley ceased serving as our Chief Executive Officer upon his resignation on April 27, 2015.
(7)	For 2013, reflects a pro-rated salary for Dr. Galer due to the fact that Dr. Galer was appointed Executive Vice President and Chief Medical Officer in December 2013.
(8)	For 2012, reflects a pro-rated salary for Mr. Shively due to the fact that Mr. Shively was appointed Executive Vice President and Chief Commercial Officer in November 2012. Mr. Shively’s employment with the Company terminated August 15, 2014.

2014 Grants of Plan-Based Awards

The following table sets forth summary information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Roger L. Hawley	3/25/2014	—	325,000	—	—	600,000	3.07	1,325,700
Stephen J. Farr, Ph.D.	3/25/2014	—	220,000	—	—	350,000	3.07	773,325
Ann D. Rhoads	3/25/2014	—	157,500	—	—	165,000	3.07	364,568
Bradley S. Galer, M.D.	6/2/2014	—	157,500	—	—	65,000	2.08	97,032
R. Scott Shively	3/25/2014	—	157,500	—	—	165,000	3.07	364,568

(1)	These amounts represent the target and maximum 2014 performance bonuses under our executive bonus program, which is described above under “— Compensation Discussion and Analysis — Performance Bonuses.”
(2)	The options vest in equal monthly installments over the four-year period of continuous service following the grant date and all options have a 10-year term from the date of grant. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.
(3)	Represents the grant date fair value of the awards as computed in accordance with ASC Topic 718. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 11, 2015.

Discussion of Summary Compensation and Grants Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the 2014 Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our employment agreements and compensation plans and arrangements is set forth below.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers.

Pursuant to each of the employment agreements, if we terminate such officer’s employment without cause (as defined below) or such officer resigns for good reason (as defined below) or such officer’s employment is terminated as a result of his or her death or following his or her permanent disability, the executive officer or his or her estate, as applicable, is entitled to the following payments and benefits: (1) his or her fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award or agreement, health benefits plan or other group benefit plan to which he or she may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his or her base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had such officer remained continuously employed by us during such period.

If a named executive officer is terminated without cause or resigns for good reason during the period commencing 60 days prior to a change in control (as defined below) or 12 months following a change in control, such officer shall be entitled to receive, in addition to the severance benefits described above, a lump sum cash payment in an amount equal to his or her bonus (as defined below) for the year in which the termination of employment occurs. In addition, in the event of a change in control, the vesting and exercisability of 50% of the executive officer’s outstanding unvested stock awards shall be automatically accelerated and, in the event an executive officer is terminated without cause or resigns for good reason within three months prior to or 12 months following a change in control, the vesting and exercisability of 100% of the executive officer’s outstanding unvested stock awards shall be automatically accelerated. For a further description of the potential compensation payable to our named executive officers under their employment agreements, please see “— Potential Payments Upon Termination or Change in Control” below.

Dr. Galer’s employment agreement also provides that he was entitled to a one-time signing bonus of $60,000, subject to a right of repayment which expired on December 17, 2014. Dr. Galer was also entitled to reimbursement for relocation expenses, up to a total of $100,000, subject to a right of repayment should he leave the company prior to June 30, 2015.

For purposes of the employment agreements, “cause” generally means an executive officer’s (1) commission of an act of fraud, embezzlement or dishonesty or some other illegal act that has a material adverse impact on us or any successor or affiliate of ours, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony, (3) unauthorized use or disclosure of our confidential information or trade secrets or any successor or affiliate of ours that has, or may reasonably be expected to have, a material adverse impact on any such entity, (4) gross negligence, insubordination or material violation of any duty of loyalty to us or any successor or affiliate of ours, or any other material misconduct on the part of the executive officer, (5) ongoing and repeated failure or refusal to perform or neglect of his or her duties as required by his or her employment agreement, which failure, refusal or neglect continues for 15 days following his or receipt of written notice from our board of directors, Chief Executive Officer or supervising officer, as applicable, stating with specificity the nature of such failure, refusal or neglect, or (6) breach of any policy of ours or any material provision of his or her employment agreement.

For purposes of the employment agreements, “good reason” generally means (1) a material diminution in the executive officer’s authority, duties or responsibilities, (2) a material diminution in the executive officer’s base compensation, unless such a reduction is imposed across-the-board to senior management of the company, (3) a material change in the geographic location at which the executive officer must perform his or her duties, or (4) any other action or inaction that constitutes a material breach by us or any successor or affiliate of ours of its obligations to the executive officer under his or her employment agreement.

For purposes of the employment agreements, “bonus” generally means an amount equal to the average of the bonuses awarded to the named executive officer for each of the three fiscal years prior to the date of his or her termination of employment, or such lesser number of years as may be applicable if the executive officer has not been employed for three full years on the date of termination of employment. For any partial fiscal year occurring because the executive commenced employment during that year, the executive’s “bonus” for that year shall be annualized as part of the bonus calculation.

For purposes of the employment agreements, “change in control” has the same meaning as such term is given under the terms of our 2010 Equity Incentive Award Plan. Under the plan, a change in control is generally defined as:

•	the acquisition by any person or entity or related group of persons or entities (other than us, our subsidiaries, an employee benefit plan maintained by us or any of our subsidiaries or a person or entity that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, us) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of more than 50% of the total combined voting power of our securities outstanding immediately after such acquisition;

•	during any two-year period, individuals who, at the beginning of such period, constitute our board of directors together with any new director(s) whose election by our board of directors or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of our board of directors; or (1) a merger, consolidation, reorganization, or business combination or (2) the sale, exchange or transfer of all or substantially all of our assets in any single transaction or series of transactions or (3) the acquisition of assets or stock of another entity, in each case other than a transaction:

•	which results in our voting securities outstanding immediately before the transaction continuing to represent, directly or indirectly, at least a majority of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, and

•	after which no person or group beneficially owns voting securities representing 50% or more of the combined voting power of us or our successor; provided, however, that no person or group is treated as beneficially owning 50% or more of combined voting power of us or our successor solely as a result of the voting power held in us prior to the consummation of the transaction.

Separation Arrangements with Roger Hawley

Effective April 27, 2015, Roger L. Hawley resigned as our Chief Executive Officer. Mr. Hawley will continue to serve as a member of our board of directors.

        In connection with his resignation, we entered into a General Release of Claims with Mr. Hawley, or the Release, pursuant to which (1) we will pay Mr. Hawley a lump sum cash payment equal to $500,000, (2) we agreed to continue Mr. Hawley’s health benefits for a period of 18 months following his date of termination, and (3) the vesting and/or exercisability of Mr. Hawley’s outstanding unvested stock options was accelerated as to the number of stock awards that would have vested over the 12-month period following his date of termination had Mr. Hawley remained continuously employed by us during such period. In addition, in the event of a change in control on or before June 26, 2015, we agreed to pay Mr. Hawley an additional lump sum cash payment of $479,466. In the event of a change in control on or before July 27, 2015, the vesting and/or exercisability of Mr. Hawley’s outstanding unvested stock options as of the date of his termination will be automatically accelerated in full on the date of such change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning unexercised stock options and unvested stock awards for each of the named executive officers outstanding as of December 31, 2014.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Roger L. Hawley	3/25/2014 3/15/2013 4/27/2012 3/1/2011 5/25/2010 9/1/2009 10/21/2008	112,500(1) 334,688(1) 666,667(1) 281,250(1) 150,000(2) 60,000(3) 90,000(2)	487,500(1) 430,312(1) 333,333(1) 18,750(1) — — —	3.07 1.99 1.88 4.24 4.00 2.50 3.50	3/24/2024 3/15/2023 4/27/2022 3/1/2021 5/25/2020 9/1/2019 10/21/2018

Stephen J. Farr, Ph.D.	3/25/2014 3/15/2013 4/27/2012 3/1/2011 5/25/2010 9/1/2009 10/21/2008	65,625(1) 242,813(1) 466,667(1) 234,375(1) 100,000(2) 42,500(3) 7,500(2)	284,375(1) 312,187(1) 233,333(1) 15,625(1) — — —	3.07 1.99 1.88 4.24 4.00 2.50 3.50	3/24/2024 3/15/2023 4/27/2022 3/1/2021 5/25/2020 9/1/2019 10/21/2018

Ann D. Rhoads	3/25/2014 3/15/2013 4/27/2012 3/1/2011 5/25/2010 5/25/2010	30,938(1) 126,875(1) 300,000(1) 168,750(1) 133,000(1) 20,000(2)	134,062(1) 163,125(1) 150,000(1) 11,250(1) — —	3.07 1.99 1.88 4.24 4.00 4.00	3/24/2024 3/15/2023 4/27/2022 3/1/2021 5/25/2020 5/25/2020

Bradley S. Galer, M.D.	6/2/2014 12/17/2013	8,125(1) 106,250(2)	56,825(1) 318,750(2)	2.08 3.02	6/2/2024 12/17/2023

(1)	The options vest on a monthly basis over a four-year period of continuous service following the grant date and have a 10-year term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.
(2)	25% of the shares underlying options vest on the first anniversary of the grant date and the remaining options vest on a monthly basis over the subsequent three-year period of continuous service and all options have a 10-year term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.
(3)	The options vest on a monthly basis over a two-year period of continuous service following the grant date and have a 10-year term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.

Option Exercises and Stock Vested

The following table sets forth the vesting in 2014 of restricted stock units held by the named executive officers. None of our named executive officers exercised options during 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Roger L. Hawley	60,000	138,000
Stephen J. Farr, Ph.D.	50,000	115,000
Ann D. Rhoads	46,000	105,800
R. Scott Shively	46,000	105,800

(1)	Amount represents the fair value of the underlying common stock on the date of vesting.

Potential Payments Upon Termination or Change in Control

The following table summarizes the potential payments to our named executive officers in four scenarios: (1) upon termination by us without cause or the executive’s resignation for good reason apart from a change in control; (2) upon termination by us following the executive’s permanent disability or as a result of the executive’s death; (3) upon termination by us without cause or the executive’s resignation for good reason within 60 days prior to or 12 months following a change in control; or (4) in the event of a change in control without a termination of employment. The table assumes that the termination of employment or change in control, as applicable, occurred on December 31, 2014. The definitions of “cause”, “good reason” and “bonus” are contained in the applicable employment agreement for each of our named executive officers, which are described above under the heading “— Employment Agreements.”

Name and Position	Benefit Type	Payment in the Event of a Termination by the Company Without Cause or by Executive for Good Reason Apart from a Change in Control(1)(2)	Payment in the Event of a Termination by the Company following Executive’s Permanent Disability or as a Result of Executive’s Death(1)(2)	Payment in the Event of a Termination by the Company Without Cause or by Executive for Good Reason Within 60 Days Prior to or 12 Months Following a Change in Control(3)(4)	Payment in the Event of a Change in Control Without Termination(5)
Roger L. Hawley(6) Former Chief Executive Officer	Severance Benefits(7) Equity Awards	$500,000 16,510 —	$500,000 16,510 —	$979,466 16,510 —	— — —
Stephen J. Farr, Ph.D. Chief Executive Officer and President	Severance Benefits(7) Equity Awards	400,000 24,494 —	400,000 24,494 —	570,215 24,494 —	— — —
Ann D. Rhoads Executive Vice Pres. and Chief Financial Officer	Severance Benefits(7) Equity Awards	350,000 6,834 —	350,000 6,834 —	471,251 6,834 —	— — —
Bradley S. Galer, M.D. Executive Vice Pres. And Chief Medical Officer	Severance Benefits(7) Equity Awards	350,000 25,835 —	350,000 25,835 —	495,000 25,835 —	— — —

(1)	Cash severance represents 12 months of base salary for each named executive officer, payable in cash in a lump sum.
(2)	Value of equity award acceleration represents the value of those options that would immediately vest as a result of the named executive officer’s termination or as a result of the named executive officer’s death or disability. The value attributable to stock options not previously exercised that would vest in such event is the positive difference, if any, between the fair market value per share of our common stock on December 31, 2014 ($1.37) less the exercise price per share of such stock option multiplied by the number of shares that would vest.
(3)	Cash severance represents the sum of the following, payable in a lump sum cash payment: (1) 12 months of base salary for each executive officer (18 months in the case of Mr. Hawley) payable in a lump sum cash payment, plus (2) the average of the bonuses awarded to the executive officer for the fiscal years 2014, 2013 and 2012. The bonus amount for Dr. Galer is his 2013 bonus, as For illustrative purposes, the bonus amount for Dr. Galer is equal to his bonus for 2014. Under Dr. Galer’s employment agreement, he was initially eligible for a bonus commencing in 2014 as he began employment in December 2013. Please see the definition of “bonus” under the heading “Employment Agreements” above.
(4)	A named executive officer’s equity awards will vest in full in the event he or she is terminated without cause or he or she resigns for good reason within three months prior to or 12 months following a change in control, which is a slightly different trigger than applies to eligibility for cash severance. Value of equity award acceleration represents the value of those options that would immediately vest as a result of the named executive officer’s termination. The value attributable to stock options not previously exercised that would vest in such event is the positive difference, if any, between the fair market value per share of our common stock on December 31, 2014 ($1.37) less the exercise price per share of such stock option multiplied by the number of shares that would vest.
(5)	Value of equity award acceleration represents the value of those options that would immediately vest upon a change in control without a termination of employment. The value attributable to stock options not previously exercised that would vest in such event is the positive difference, if any, between the fair market value per share of our common stock on December 31, 2014 ($1.37) less the exercise price per share of such stock option multiplied by the number of shares that would vest.
(6)	Mr. Hawley ceased serving as our Chief Executive Officer upon his resignation on April 27, 2015.
(7)	Represents the value of the continuation of health benefits for a period of 12 months following the date of the named executive officer’s termination.

Director Compensation

We compensate non-employee members of the board of directors. Directors who are also employees do not receive cash or equity compensation for service on the board of directors in addition to compensation payable for their service as our employees.

        Under our non-employee director compensation policy as in effect prior to March 2014, we provided cash compensation in the form of an annual retainer of $37,000 for each non-employee director. We also paid an additional annual retainer of $60,000 to the chairman of our board of directors (however the total cash compensation paid to the chairman of the board in all capacities could not exceed $100,000 in any calendar year), $20,000 to the chair of our audit committee, $10,000 to the chair of our compensation committee, and $7,500 to the chair of our nominating/corporate governance committee. We also paid an additional $7,000 per year to members of the audit committee, an additional $5,000 per year to members of our compensation committee and an additional $4,000 per year to members of our nominating/corporate governance committee.

In March 2014, our board of directors approved an amendment to our non-employee director compensation policy, pursuant to which we provide cash compensation in the form of an annual retainer of $40,000 for each non-employee director. We also pay an additional $25,000 per year to the chair of our audit committee, $15,000 per year to the chair of our compensation committee, $10,000 per year to the chair of our nominating/corporate governance committee, $10,000 per year to members of the audit committee, $7,500 per year to members of our compensation committee and $5,000 per year to members of our nominating/corporate governance committee. There was no change to the annual retainer of $60,000 to be paid to the chairman of our board of directors, as long as the total cash compensation paid to the chairman of the board in all capacities does not exceed $100,000 in any calendar year. We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

Also, under our non-employee director compensation policy, as amended in March 2014, any non-employee director who is first elected to the board of directors was granted an option to purchase 75,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, each non-employee director was eligible to receive an option to purchase 50,000 shares of common stock. Such options have an exercise price per share equal to the fair market value of our common stock on the date of grant.

In April 2015, our board of directors approved an amendment to our non-employee director compensation policy, pursuant to which any non-employee director who is first elected to the board of directors is granted an option to purchase 100,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, including the 2015 annual meeting, each non-employee director is eligible to receive an option to purchase 72,000 shares of common stock. Such options have an exercise price per share equal to the fair market value of our common stock on the date of grant.

The initial options granted to non-employee directors will vest over three years in 36 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The annual options granted to non-employee directors described above will vest over one year in 12 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The term of each option granted to a non-employee director will be ten years and will remain exercisable for a period of 12 months following a director’s termination of service. These options will be granted under the amended and restated 2010 Equity Incentive Award Plan.

Summary Director Compensation

The following table summarizes cash and stock compensation received by our non-employee directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
Cam L. Garner	$100,000	$65,065		$165,065
Erle T. Mast	67,925	65,065		132,990
James C. Blair, Ph.D. (2)	32,378	65,065		97,443
Louis C. Bock	60,228	65,065		125,293
Mark Wiggins	51,001	65,065		116,066
James B. Breitmeyer, M.D., Ph.D.	30,778	228,385	(3)	259,163

(1)	Represents the grant date fair value of the awards granted in 2014 as computed in accordance with ASC Topic 718. For a discussion of the valuation assumptions, see Note 11 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2015.
(2)	Dr. Blair resigned from the board of directors effective September 15, 2014.
(3)	Dr. Breitmeyer received an initial award of 75,000 options upon initiation of board service effective March 25, 2014.

The aggregate number of shares subject to stock options outstanding at December 31, 2014 for each non-employee director was as follows:

Name	Number of Shares Underlying Options Outstanding At December 31, 2014
Cam L. Garner	196,000
Erle T. Mast	233,500
James C. Blair, Ph.D. (1)	145,639
Louis C. Bock	205,250
Mark Wiggins	205,000
James B. Breitmeyer, M.D., Ph.D.	125,000

(1)	Dr. Blair resigned from the board of directors effective September 15, 2014.

Compensation Committee Interlocks and Insider Participation

James C. Blair, Ph.D., Louis C. Bock, Cam L. Garner and Mark Wiggins served on our compensation committee during 2014. None of the members of our compensation committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our common stock at April 21, 2015 for:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Zogenix, Inc., 12400 High Bluff Drive, Suite 650, San Diego, California 92130. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us by the stockholders, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 153,363,743 shares of common stock outstanding on April 21, 2015.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable as of June 20, 2015, which is 60 days after April 21, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares Beneficially Owned
Beneficial Owner	Number	Percentage
5% or Greater Stockholders:
Federated Investors, Inc.(1) Federated Investors Tower Pittsburgh, PA 15222-3779	30,498,000	16.6%

FMR LLC(2) 245 Summer Street Boston, MA 02210	11,621,147	7.0%

Broadfin Capital, LLC(3) 300 Park Avenue, 25th Floor New York, NY 10022	10,737,645	6.5%

Funds affiliated with Domain Associates, L.L.C. (4) One Palmer Square Princeton, NJ 08542	10,113,586	6.2%

Sabby Management, LLC(5) 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	9,903,343	6.1%

Aquarius Life Sciences Ltd.(6) 74 Gartside Street Manchester, United Kingdom M3 3EL	8,587,547	5.3%

Executive Officers and Directors:
Roger L. Hawley(7)	2,586,374	1.3%
Stephen J. Farr, Ph.D.(8)	1,720,206	*
Ann D. Rhoads(9)	1,097,188	*
R. Scott Shively(10)	93,771	*
Bradley S. Galer, M.D.(11)	191,188	*

Renee P. Tannenbaum, Pharm.D.(12)	8,333	*
James B. Breitmeyer, M.D., Ph.D.(13)	89,167	*
Louis C. Bock(14)	205,250	*
Cam L. Garner(15)	522,750	*
Erle T. Mast(16)	257,721	*
Mark Wiggins(17)	205,000	*
Executive officers and directors as a group (11 persons)(18)	6,976,948	3.8%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., or the Investment Advisers, which act as investment advisers to registered investment companies and separate accounts that own 21,048,000 shares of common stock and warrants to purchase 9,450,000 shares of common stock. The Investment Advisers are wholly-owned subsidiaries of FII Holdings, Inc., which is wholly-owned subsidiary of Federated Investors, Inc. All of Federated Investors, Inc.’s outstanding voting stock is held in the Voting Shares Irrevocable Trust, or the Trust, for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees, or, collectively, the Trustees. Federated Investors, Inc., the Trust, and each of the Trustees expressly disclaim beneficial ownership of the shares of common stock and warrants. Information regarding these shares is based in part on the Schedule 13G/A filed by Federated Investors, Inc. with the SEC on April 9, 2015.
(2)	Includes 11,089,697 shares of common stock and warrants to purchase 531,450 shares of common stock beneficially owned by Fidelity SelectCo, LLC, a wholly-owned subsidiary of FMR LLC, in its capacity as an investment adviser to various investment companies. One such investment company, Fidelity Select Biotechnology Portfolio, owns 10,303,171 shares of common stock. Edward C. Johnson 3d and FMR LLC through its control of Fidelity SelectCo, LLC and the Fidelity SelectCo, LLC funds, each has sole power to dispose of the 11,621,147 shares owned by the funds. Neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ Boards of Trustees. Fidelity SelectCo, LLC carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. Information regarding these shares is based in part on the Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2014.
(3)	Based on the information contained in the Schedule 13G filed with the SEC on March 18, 2015 by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler. According to the Schedule 13G, all such reporting persons hold shared voting and dispositive power over the shares. Kevin Kotler is the managing member of Broadfin Capital, LLC and Director of Broadfin Healthcare Master Fund, Ltd. Broadfin Capital, LLC and Kevin Kotler disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.
(4)	Includes (a) 11,000 shares of common stock held by Domain Associates, L.L.C., (b) 9,923,335 shares of common stock held by Domain Partners VII, L.P., (c) 169,251 shares of common stock held by DP VII Associates, L.P., (d) 9,894 shares of common stock held by Domain Partners VI, L.P. and (e) 106 shares of common stock held by DP VI Associates, L.P. The voting and disposition of the shares held by Domain Associates, L.L.C. is determined by its managing members. The voting and disposition of the shares held by Domain Partners VII, L.P., DP VII Associates, L.P., Domain Partners VI, L.P. and DP VI Associates, L.P. is determined by the managing members of One Palmer Square Associates VII, L.L.C., the general partner of Domain Partners VII, L.P., DP VII Associates, L.P., Domain Partners VI, L.P. and DP VI Associates, L.P.
(5)	Based on the information contained in the Schedule 13G filed with the SEC on March 12, 2015 by Sabby Management, LLC, Sabby Healthcare Master Fund, Ltd., and Hal Mintz. According to the Schedule 13G, all such reporting persons hold shared voting and dispositive power over the shares. Hal Mintz is the manager of Sabby Management, LLC. Sabby Management LLC and Hal Mintz disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein
(6)	Includes 3,091,095 shares of common stock beneficially owned by Duncan Peyton, 3,091,095 shares of common stock beneficially owned by Alexander Stevenson, 1,941,612 shares of common stock beneficially owned by Robert Schacter, 113,715 shares of common stock beneficially owned by Zeus Capital Limited, 150,345 shares of common stock beneficially owned by Paul Morton, 79,129 shares of common stock beneficially owned by Stephen Dunbar, 79,129 shares of common stock beneficially owned by Amanda Dale, 31,652 shares of common stock beneficially owned by Jessica Hughes and 9,055 shares of common stock beneficially owned by Reyker Securities Plc.
(7)	Includes 1,991,771 shares Mr. Hawley has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(8)	Includes 1,369,480 shares Dr. Farr has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(9)	Includes 905,189 shares Ms. Rhoads has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(10)	Includes 60,271 shares of common stock owned by Mr. Shively and 33,500 shares of common stock owned by his spouse.
(11)	Includes 189,688 shares Dr. Galer has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(12)	Includes 8,333 shares Dr. Tannenbaum has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(13)	Includes 79,167 shares Dr. Breitmeyer has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(14)	Includes 205,250 shares of common stock Mr. Bock has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(15)	Includes 326,750 shares held by Garner Investments, LLC, of which Mr. Garner is the managing member, and 196,000 shares Mr. Garner has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(16)	Includes 257,721 shares Mr. Mast has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(17)	Includes 205,000 shares Mr. Wiggins has the right to acquire pursuant to outstanding options which are exercisable as of June 20, 2015.
(18)	Includes 5,383,378 shares of common stock subject to outstanding options which are exercisable as of June 20, 2015.

Equity Compensation Plan Information

Information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2014 is set forth in Part II Item 5 of our Initial Report under the caption “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions and series of similar transactions, since the beginning of fiscal year 2014, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders. We have a written policy which requires that any transaction with a related party required to be reported under applicable SEC rules, other than compensation-related matters, be reviewed and approved by our audit committee. We have not and will not adopt written procedures for review of, or standards for approval of, these transactions, but instead we intend to review such transactions on a case by case basis. In addition, our compensation committee will approve all compensation-related policies.

Investors’ Rights Agreement

We have entered into an amended and restated investors’ rights agreement with certain of our stockholders who purchased shares of our preferred stock and convertible promissory notes prior to our initial public offering, or IPO, and holders of our warrants. This agreement provides for certain rights relating to the registration of the shares of common stock issued to them upon the conversion of their preferred stock and convertible promissory notes in connection with our IPO in November 2010, and upon the exercise of their warrants. These rights will terminate upon the earlier of November 2015 or for any particular holder with registration rights, at such time when all securities held by that stockholder that are subject to such registration rights may be sold in a transaction or series of transactions within one trading day pursuant to Rule 144 under the Securities Act of 1933, as amended. All holders of our preferred stock immediately prior to our initial public offering are parties to this agreement.

Employment and Release Agreements

We have entered into employment agreements with the following named executive officers: Roger L. Hawley, our former Chief Executive Officer; Stephen J. Farr, Ph.D., our Chief Executive Officer and President; Ann D. Rhoads, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary; Bradley S. Galer, our Executive Vice President and Chief Medical Officer; and R. Scott Shively, our former Executive Vice President and Chief Commercial Officer. For further information, see “Compensation Discussion and Analysis — Employment Agreements.”

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances

Director Independence

Our board of directors has determined that all of our directors who served on our board of directors during 2014 were, and all of our current directors are, independent directors within the meaning of the applicable Nasdaq Stock Market LLC, or Nasdaq, listing standards, except for Roger L. Hawley, our former Chief Executive Officer, James B. Breitmeyer, M.D., Ph.D. and Stephen J. Farr, Ph.D., our Chief Executive Officer and President.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2014 and 2013 by Ernst & Young LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2014	2013
Audit Fees(1)	$984,257	$695,672
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	1,715	1,995

	$985,972	$697,667

(1)	Audit Fees consist of fees billed for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, review of our quarterly reports on Form 10-Q, services in connection with securities offerings, review of our registration statements on Forms S-3 and S-8 and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred during 2014 or 2013.
(3)	Tax Fees consist of fees for professional services, including tax consulting and compliance performed by Ernst & Young LLP. There were no such fees incurred during 2014 or 2013.
(4)	All Other Fees consist of fees billed in the indicated year for an annual subscription to Ernst & Young LLP’s online resource library.

The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2014 and 2013. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Part IV of the Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a) Documents filed as part of this report.

3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date: April 27, 2015	By:	/s/ Stephen J. Farr
Chief Executive Officer

Date: April 27, 2015	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary