Form 10-Q
period 2015-03-31
ZOGENIX, INC.
filed 2015-05-11
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 4, 2015 was 153,363,743.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,314	$42,205
Restricted cash	8,500	8,500
Trade accounts receivable, net	1,624	6,078
Inventory	13,102	11,444
Prepaid expenses	3,460	2,048
Other current assets	547	507
Current assets of discontinued operations	6,636	7,196
Total current assets	55,183	77,978
Property and equipment, net	10,276	10,618
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	2,646	2,832
Noncurrent assets of discontinued operations	3,405	2,673
Total assets	$180,244	$202,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,191	$4,742
Accrued expenses	6,567	6,016
Accrued compensation	1,657	3,157
Common stock warrant liabilities	4,683	5,093
Revolving credit facility	2,565	1,450
Long-term debt, current portion	1,881	—
Deferred revenue	1,031	1,472
Current liabilities of discontinued operations	21,397	22,307
Total current liabilities	44,972	44,237
Note payable	2,549	2,461
Long term debt	17,447	19,242
Deferred revenue, less current portion	7,345	7,063
Contingent purchase consideration	52,000	53,000
Deferred income taxes	20,500	20,500
Other long-term liabilities	1,138	1,053
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized at March 31, 2015 and December 31, 2014; 153,365 and 153,363 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	153	153
Additional paid-in capital	458,661	456,786
Accumulated deficit	(424,521)	(401,660)
Total stockholders’ equity	34,293	55,279
Total liabilities and stockholders’ equity	$180,244	$202,835
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Contract manufacturing revenue	$4,181	$—
Net product revenue	—	6,485
Service and other product revenue	433	904
Total revenue	4,614	7,389
Operating expense:
Cost of contract manufacturing	3,923	—
Cost of goods sold	—	3,333
Royalty expense	72	267
Research and development	5,150	2,541
Selling, general and administrative	6,268	12,528
Change in fair value of contingent consideration	(1,000)	—
Total operating expense	14,413	18,669
Loss from operations	(9,799)	(11,280)
Other income (expense):
Interest income	5	6
Interest expense	(648)	(1,886)
Change in fair value of warrant liabilities	410	8,269
Change in fair value of embedded derivatives	—	(14)
Other expense	(120)	(47)
Total other income (expense)	(353)	6,328
Net loss from continuing operations before income taxes	(10,152)	(4,952)
Provision for income taxes	(13)	—
Net loss from continuing operations	(10,165)	(4,952)
Discontinued operations:
Loss from discontinued operations, net of applicable tax	(12,696)	(15,980)
Net loss	$(22,861)	$(20,932)
Basic net loss per share:
Continuing operations	$(0.07)	$(0.04)
Discontinued operations	$(0.08)	$(0.11)
Total	$(0.15)	$(0.15)
Diluted net loss per share:
Continuing operations	$(0.07)	$(0.09)
Discontinued operations	$(0.08)	$(0.11)
Total	$(0.15)	$(0.20)
Weighted average shares outstanding, basic	153,362	139,309
Weighted average shares outstanding, diluted	153,362	145,323
Comprehensive loss	$(22,861)	$(20,932)
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(22,861)	$(20,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,871	2,507
Depreciation and amortization	393	406
Amortization of debt issuance costs and non-cash interest charges	257	161
Change in fair value of warrant liabilities	(410)	(8,269)
Change in fair value of embedded derivatives	—	14
Change in fair value of contingent purchase consideration	(1,000)	—
Changes in operating assets and liabilities:
Trade accounts receivable	4,207	(5,015)
Inventory	(450)	(4,918)
Prepaid expenses and other current assets	(1,853)	882
Other assets	(621)	(534)
Accounts payable and accrued expenses	947	6,937
Deferred rent	(26)	(26)
Deferred revenue	(2,401)	5,963
Net cash used in operating activities	(21,947)	(22,824)
Investing activities:
Purchases of property and equipment	(54)	(15)
Net cash used in investing activities	(54)	(15)
Financing activities:
Proceeds from revolving credit facility	1,450	—
Repayment of revolving credit facility	(343)	—
Proceeds from exercise of common stock options and warrants	3	1,502
Net cash provided by financing activities	1,110	1,502
Net decrease in cash and cash equivalents	(20,891)	(21,337)
Cash and cash equivalents at beginning of period	42,205	72,021
Cash and cash equivalents at end of period	$21,314	$50,684

Noncash investing and financing activities:
Change in purchases of property and equipment in accounts payable	$—	$310
See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through equity financings, debt financings, revenues from the sale of products and proceeds from business collaborations and divestitures. As the Company continues to incur losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional cash. These conditions raised substantial doubt about the Company’s ability to continue as a going concern as noted in our consolidated financial statements for the year ended December 31, 2014. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.
Subsequent to the issuance of the Company's annual report for the year ended December 31, 2014 dated March 11, 2015, and the reporting period included in these consolidated financial statements for the three months ended March 31, 2015, the Company sold its Zohydro ER business to Ferrimill Limited (Ferrimill) and received cash proceeds, net of $10,000,000 placed in escrow, of approximately $70,000,000, plus approximately $900,000 for Zohydro ER finished goods inventory acquired by the purchaser. Also, approximately 100 sales and marketing employees transitioned to the purchaser in conjunction with the divestiture.
On May 16, 2014, the Company sold its Sumavel DosePro business to Endo Ventures Bermuda and Endo Ventures Limited (collectively, Endo). In connection with the sale, the Company entered into a supply agreement under which the Company performs contract manufacturing services to provide Sumavel DosePro product exclusively to the purchaser subsequent to the sale.
Recent Developments
On April 24, 2015, the Company sold its Zohydro ER business, including the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER. Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations as a result of this sale. See Note 6, Sale of Zohydro ER business, for additional information on the divestiture of the Company's Zohydro ER product line. All prior period Zohydro ER business information herein has been recast to conform to this presentation.

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
In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014, each as filed with the SEC.
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
Restricted Cash
In connection with its sale of the Sumavel DosePro business in May 2014, the Company has $8,500,000 of cash in escrow as of March 31, 2015 and December 31, 2014 to fund potential indemnification claims for a period of 12 months from the closing date of the sale. The Company classifies the cash flow from this restricted cash as an investing activity in the consolidated statement of cash flows as the source of the restricted cash is related to the sale of the Sumavel DosePro business.
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities and contingent purchase consideration within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2015
Assets
Cash equivalents(1)	$18,125	—	—	$18,125
Liabilities
Common stock warrant liabilities(2)	$—	—	4,683	$4,683
Contingent purchase consideration (3)	$—	—	52,000	$52,000
At December 31, 2014
Assets
Cash equivalents(1)	$8,021	—	—	$8,021
Liabilities
Common stock warrant liabilities(2)	$—	—	5,093	$5,093
Contingent purchase consideration (3)	$—	—	53,000	$53,000

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheets.

(2)
Common stock warrant liabilities include liabilities associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 4) and warrants issued in connection with the financing agreement entered into with Healthcare Royalty Partners (Healthcare Royalty), dated June 30, 2011, (the Healthcare Royalty financing agreement), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, and (b) an expected volatility rate using the Company's historical volatility, supplemented with historical volatility of comparable companies, through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement. The change in the fair value of the common stock warrant liabilities as of March 31, 2015 was primarily driven by the decrease in the expected term of the warrant at March 31, 2015 as compared against December 31, 2014 measurement dates.

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2014	$53,000	$5,093
Changes in fair value	(1,000)	(410)
Balance at March 31, 2015	$52,000	$4,683
Changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration in operating expenses and change in fair value of warrant liabilities in other income (expense) in the consolidated statements of operations and comprehensive loss.
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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015		2014
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net loss, basic	$(10,165)	$(12,696)	$(4,952)	$(15,980)
Effect of dilutive securities:
Common stock warrants	—	—	(8,269)	—
Non-employee stock options and restricted stock units	—	—	(132)	—
	—	—	(8,401)	—
Net loss, diluted	$(10,165)	$(12,696)	$(13,353)	$(15,980)

Denominator
Weighted average common shares outstanding, basic	153,362	153,362	139,309	139,309
Effect of dilutive securities:
Common stock warrants	—	—	5,870	—
Non-employee stock options and restricted stock units	—	—	144	—
Dilutive potential shares of common stock	—	—	6,014	—
Weighted average common shares outstanding, diluted	153,362	153,362	145,323	139,309

Basic net loss per share	$(0.07)	$(0.08)	$(0.04)	$(0.11)
Diluted net loss per share	$(0.07)	$(0.08)	$(0.09)	$(0.11)
There were 730,000 and 11,246,000 dilutive securities (in common stock equivalent shares), from common stock options and restricted stock units excluded from the calculation of diluted net loss during the three months ended March 31, 2015 and 2014, respectively, because to include them would be anti-dilutive. Common stock warrants of 15,724,000 and 508,000 were excluded from the calculation of diluted net loss during the three months ended March 31, 2015 and 2014, respectively, as the exercise price of the warrants was greater than the Company's average stock price during these periods.
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets consist of in-process research and development with an indefinite useful life that is not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the in-process research and development asset is either amortized over its estimated useful life or written-off immediately.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Revenue Recognition
The Company recognized revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. The company also recognized revenue from the sale of Zohydro ER prior to its sale to Ferrimill in April 2015, which is included in net loss from discontinued operations in the consolidated statement of operations and comprehensive loss. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. Prior to the divestiture of the Zohydro ER business, the Company deferred recognition of revenue on product shipments of Zohydro ER until the right of return no longer existed, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales history of Zohydro ER.
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
Contract Manufacturing Revenue
The Company and Endo entered into a supply agreement in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under the terms of the supply agreement, the Company retains the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. The Company recognizes deferred revenue related to its supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. The Company recognizes revenue related to its sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a 2.5% mark-up, upon the transfer of title to Endo. The Company supplies Sumavel DosePro product based on non-cancellable purchase orders. The Company initially defers revenue for any consideration received in advance of services being performed and product being delivered, and recognizes revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight year term of the supply agreement. The Company continually evaluates the performance period and will adjust the period of revenue recognition if circumstances change.
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
Product Revenue, Net
The Company sold Sumavel DosePro through May 2014, and sold Zohydro ER through April 2015, in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively the Company's customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. The Company recognized Sumavel DosePro product sales at the time title transferred to its customer, and reduced product sales for estimated future product returns and sales allowances in the same period the related revenue was recognized. The Company is responsible for all returns of Sumavel DosePro product distributed by the Company prior to the sale of the Sumavel DosePro business up to a maximum per unit amount as specified in the sales agreement.
Given the limited sales history of Zohydro ER, prior to the divestiture of the Zohydro ER business, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer existed, which occurred at the earlier of the time Zohydro ER was dispensed through patient prescriptions or expiration of the right of return. The Company estimated Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, the Company did not have a significant history estimating the number of patient prescriptions dispensed. If the Company underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance did not have a direct correlation with future revenue recognition as the Company recorded sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue was recognized. The Company will be responsible for returns of product sold, rebates and chargebacks for product dispensed and related Health Care Reform fees through the date of the sale of the Zohydro ER business in April 2015. Revenue for Zohydro ER is included in discontinued operations in the consolidated statement of operations and comprehensive loss.
Segment Reporting
Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products for people living with central nervous system disorders.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operations. This accounting update also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance was effective for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company has adopted the guidance in the first quarter of 2015.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is evaluating the transition method, timing and impact of adopting this new accounting standard on its financial statements and related disclosures.
In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability instead of as an asset. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company is evaluating the timing and impact of adopting this new accounting standard on its financial statements and related disclosures and does not expect that the adoption of the guidance will have a material impact on the Company’s financial statements.

3.	Inventory

Inventory consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$3,742	$3,453
Work in process	9,360	7,991
Total	$13,102	$11,444

4.	Common Stock Warrants
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 15,784,200 shares of common stock (including over-allotment purchase). The warrants are exercisable at an exercise price of $2.50 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). During the three months ended March 31, 2015, no warrants to purchase shares of common stock were exercised, and during the year ended December 31, 2014, warrants to purchase 465,250 shares of common stock were exercised. The Company recognized $0 and $1,163,000 in proceeds from the exercise of warrants during the three months ended March 31, 2015 and during the year ended December 31, 2014, respectively. The fair value of the warrants outstanding was approximately $4,585,000 and $4,978,000 as of March 31, 2015 and December 31, 2014, respectively.
In July 2011, upon the closing of and in connection with the Healthcare Royalty financing agreement, the Company issued to Healthcare Royalty a warrant exercisable into 225,000 shares of common stock. The warrant is exercisable at $9.00 per share of common stock and has a term of ten years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $98,000 and $115,000 as of March 31, 2015 and December 31, 2014, respectively.

5.	Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Risk free interest rate	1.5%	2.0%
Expected term	5.8 to 6.1 years	6.0 to 6.1 years
Expected volatility	78.5%	84.9%
Expected dividend yield	—%	—%
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

The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$93	$127
Research and development	224	357
Selling, general and administrative	1,033	1,560
Total	$1,350	$2,044
As of March 31, 2015, there was approximately $10,447,000 of total unrecognized compensation costs related to outstanding employee and board of director stock options, which is expected to be recognized over a weighted average period of 3.0 years.
As of March 31, 2015, there were 233,000 unvested stock options outstanding to consultants, with approximately $256,000 of related unrecognized compensation expense based on a March 31, 2015 measurement date. These unvested stock options outstanding to consultants are expected to vest over a weighted average period of 2.9 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. The income recognized from the valuation of stock options and restricted stock units to consultants was immaterial for the three months ended March 31, 2015 and $174,000 for the three months ended March 31, 2014. Stock option expense for awards issued to consultants is included in the consolidated statement of operations and comprehensive loss within selling, general and administrative expense.

6.	Sale of Zohydro ER business

On March 10, 2015, the Company entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc., (Pernix Therapeutics, and, together with Pernix Ireland Limited, Pernix) whereby the Company agreed to sell its Zohydro ER business to Pernix, and on April 24, 2015, the Company completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divested included the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER.
The Company received consideration of $80,000,000 in cash, $10,000,000 of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $11,900,000 in Pernix common stock. Further, Ferrimill purchased Zohydro ER inventory of $900,000. The Company has agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5,000,000.
In addition to the cash payment paid at closing, the Company is eligible to receive additional cash payments of up to $283,500,000 based on the achievement of pre-determined milestones, including a $12,500,000 payment upon approval by the U.S. Food and Drug Administration of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271,000,000 in potential sales milestones. The purchaser will assume responsibility for the Company's obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date. The Company will retain all liabilities associated with the Zohydro ER business arising prior to the sale.
On April 23, 2015, in connection with the sale of the Zohydro ER business, the Company, Oxford Finance LLC and Silicon Valley Bank entered into an amendment to the loan and security agreement dated December 30, 2014 which added an affirmative covenant requiring a liquidity ratio of 1.25 to 1 through the Company’s receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008 and terminated all encumbrances on the Company's personal property related to its Zohydro ER business. The remaining obligations under the loan and security agreement remain substantially unchanged.
On April 24, 2015, the Company committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. The Company plans to reduce its workforce by an additional 16 employees as a result of the divestiture.
As a result of the Company's strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014 and the consolidated balance sheet as of December 31, 2014 have been retrospectively restated to reflect the financial results from the Zohydro ER business, and the related assets and liabilities, as discontinued operations. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Zohydro ER business. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the Zohydro ER business do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.
The following table summarizes the results of discontinued operations for the periods presented the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
Discontinued operations	2015	2014
Revenues:
Net product revenue	$5,006	$285

Operating expenses:
Cost of product sold	1,340	49
Royalty expense	418	96
Research and development	4,808	997
Selling, general and administrative	11,136	15,123
Total operating expenses	17,702	16,265
Loss from discontinued operations	$(12,696)	$(15,980)

The following table summarizes the assets and liabilities of discontinued operations as of March 31, 2015 and December 31, 2014 related to the Zohydro ER business (in thousands):

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Trade accounts receivable	$3,046	$2,799
Inventory	787	1,995
Prepaid expenses	1,700	1,767
Other current assets	1,103	635
Total current assets of discontinued operations	6,636	7,196
Other assets	3,405	2,673
Total assets of discontinued operations	$10,041	$9,869
LIABILITIES
Current liabilities
Accounts payable	$4,786	$3,781
Accrued expenses	9,983	9,470
Accrued compensation	1,747	1,933
Deferred revenue	4,881	7,123
Total current liabilities of discontinued operations	21,397	22,307
Total liabilities of discontinued operations	$21,397	$22,307

Total stock-based compensation related to discontinued operations was $522,000 and $463,000 for the three months ended March 31, 2015 and 2014, respectively. Total amortization expense related to discontinued operations was $124,000 and $85,000 for the three months ended March 31, 2015 and 2014, respectively.
The Company will complete the accounting for this business divestiture, including recording any related gain on sale, during the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	the progress and timing of clinical trials for ZX008, Relday and our other product candidates;

•	the safety and efficacy of our product candidates;

•
the timing of submissions to, and decisions made by, the U.S. Food and Drug Administration, or FDA , and other regulatory agencies, including foreign regulatory agencies, and demonstrating the safety and efficacy of our product candidates to the satisfaction of the FDA and such other agencies;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	our ability to receive contingent milestone payments from the sale of the Zohydro ER and Sumavel DosePro businesses;

•	adverse side effects or inadequate therapeutic efficacy of Zohydro ER that could result in product recalls, market withdrawals or product liability claims;

•	estimates of the capacity of manufacturing and other facilities to support our product candidates;

•
our and our licensors ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of our products and product candidates and the ability to operate our business without infringing the intellectual property rights of others;

•
our ability to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for any of our product candidates that may be approved for sale, the extent of such coverage and reimbursement and the willingness of third-party payors to pay for our products versus less expensive therapies;

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
DosePro®, Relday™ and Zogenix™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including its consolidated subsidiaries.
The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Background
We are a pharmaceutical company committed to developing and commercializing therapies to address specific clinical needs for people living with central nervous system, or CNS, disorders who need innovative treatment alternatives to help them return to normal daily functioning. Our current areas of focus are epilepsy and schizophrenia.
In October 2014, Zogenix Europe Limited, our wholly-owned subsidiary, acquired Brabant Pharma Limited, or Brabant. With the acquisition, we obtained worldwide development and commercialization rights to a product candidate, ZX008, a low-dose fenfluramine for the treatment of Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in Europe and the United States for the treatment of Dravet syndrome. As of March 31, 2015, plans are underway to support the initiation of Phase 3 clinical trials of ZX008 in both Europe and the United States in the third quarter of 2015.
We have an additional product candidate in development, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone using Durect Corporation's SABER™ controlled-release formulation technology. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product that allows for once-monthly dosing. The development of Relday will first focus on its delivery by conventional needle and syringe in order to allow the administration of different volumes of the same formulation of Relday by a healthcare professional. We anticipate that the introduction of our DosePro needle-free technology for administration of Relday can occur later in development or as part of life cycle management after further work involving formulation development, technology enhancements, and applicable regulatory approvals. We began enrolling patients in a Phase 1b multi-dose clinical study for Relday in March 2015 and we plan to initiate worldwide partnering discussions for Relday upon completion of this study.
We launched Zohydro® ER (hydrocodone bitartrate) extended-release capsules, CII, an opioid agonist, extended-release oral formulation of hydrocodone without acetaminophen in March 2014 with our own sales force and had double-digit quarter-over-quarter growth during the launch year. On January 30, 2015, the FDA approved our supplemental New Drug Application, or sNDA, for a modified formulation of Zohydro ER with BeadTekTM, which was developed using safe, well-known excipients and proprietary manufacturing processes to create an inactive ingredient that immediately forms a viscous gel when crushed and dissolved in liquids or solvents. On April 24, 2015, we sold our Zohydro ER business to Ferrimill Limited, an Irish corporation and subsidiary of Pernix Therapeutics Holdings Inc. for consideration of $80.0 million in cash and $11.9 million in Pernix Therapeutics Holdings Inc.'s common stock, plus potential future regulatory and sales milestones of up to $283.5 million. Further, Ferrimill purchased Zohydro ER inventory from us of $0.9 million.
We sold our SUMAVEL® DosePro® (sumatriptan injection) Needle-free Delivery System business in May 2014, to Endo International Plc, or Endo, for $85.0 million in cash and milestone payments of up to $20.0 million. In connection with the sale, we entered into a supply agreement, under which we retain the sole and exclusive right and obligation to manufacture Sumavel DosePro for Endo, subject to Endo’s right to qualify and maintain a back-up manufacturer.
We have experienced net losses and negative cash flow from operating activities since inception, and as of March 31, 2015, had an accumulated deficit of $424.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of our efforts to progress the clinical development of ZX008 and Relday. As of March 31, 2015, we had cash and cash equivalents of $21.3 million.
In its report on our consolidated financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of our accounting firm's report dated March 11, 2015, we sold our Zohydro ER business and received net cash proceeds, net of $10.0 million placed in escrow, of approximately $70.0 million. Also, approximately 100 sales and marketing employees transitioned to Pernix in conjunction with the divestiture. As a result, we are currently operating with an improved cash position and at lower expense levels than previously forecasted.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2015, along with the proceeds from the sale of our Zohydro ER business in April 2015 and our projected manufacturing and other service revenues will be sufficient to fund our operations for at least the next twelve months. We may pursue additional opportunities to raise capital, if necessary, through public or private equity offerings, including through our controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern.

We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
Recent Developments
On March 10, 2015, we entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc., or collectively, Pernix, whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill Limited (Ferrimill), an Irish corporation and subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divested included the registered patents and trademarks, certain contracts, the new drug application, or NDA, and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER.
We received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $11.9 million in Pernix common stock. Further, Ferrimill purchased Zohydro ER inventory from us of $0.9 million. We agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5.0 million.
In addition to the cash payment paid at closing, we are eligible to receive additional cash payments of up to $283.5 million based on the achievement of pre-determined milestones, including a $12.5 million payment upon approval by the FDA of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271.0 million in potential sales milestones. The purchaser will assume responsibility for our obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date.
On April 23, 2015, in connection with the sale of the Zohydro ER business, we, Oxford Finance LLC and Silicon Valley Bank entered into an amendment to the loan and security agreement dated December 30, 2014 which added an affirmative covenant requiring a liquidity ratio of 1.25 to 1 through our receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008 and terminated all encumbrances on our personal property related to its Zohydro ER business. The remaining obligations under the loan and security agreement remain substantially unchanged.
On April 24, 2015, we committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix, for which we expect to record charges of approximately $0.5 million related to personnel costs associated with these actions. We also plan to reduce our workforce by an additional 16 employees as a result of the divestiture.
Daravita Ltd License Agreement
In 2007, we entered into a license agreement, or the License Agreement, with Daravita Limited (formerly Alkermes Pharma Ireland Limited), which was amended in 2009 and then again on September 12, 2014. Under the terms of the License Agreement, Daravita granted us an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Daravita, to certain Daravita intellectual property rights related to Zohydro ER. The License Agreement granted us the exclusive right under certain Daravita patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enabled us to exclusively develop and sell Zohydro ER in the United States. On April 24, 2015, we transferred our interest in the License Agreement in conjunction with the sale of our Zohydro ER business to Ferrimill.
Endo Ventures Bermuda Limited and Endo Ventures Limited Asset Purchase Agreement
On April 23, 2014, we sold our Sumavel DosePro business to Endo, including the registered trademarks, certain contracts, the NDA, and other regulatory approvals, the books and records, marketing materials and product data relating to Sumavel DosePro pursuant to an asset purchase agreement. Under the terms of the sale, Endo paid us $85.0 million in cash, $8.5 million of which was deposited into escrow to fund potential indemnification claims for a period of 12 months. Further, Endo Ventures Limited, or Endo Ventures, purchased from us our finished goods inventory of Sumavel DosePro for $4.6 million. In addition to the upfront cash payment, we are eligible to receive additional cash payments of up to $20.0 million based on the achievement of pre-determined sales and gross margin milestones. Furthermore, Endo Ventures assumed responsibility for our royalty obligation on sales of Sumavel DosePro and assumed other liabilities relating to Sumavel DosePro after the sale.
In addition, we and Endo Ventures Bermuda Limited also entered into a license agreement, pursuant to which we granted Endo Ventures an exclusive, worldwide, royalty-free license for Sumavel DosePro. We also entered into a supply agreement with Endo Ventures, pursuant to which we will continue to manufacture Sumavel DosePro, and Endo Ventures supported our Sumavel DosePro manufacturing operations with a working capital advance of $7.0 million.
In connection with the sale, we were required to extinguish all encumbrances on the assets to be sold to Endo, including those previously granted to Healthcare Royalty Partners, or Healthcare Royalty, pursuant to the financing agreement, dated June 30, 2011, with Healthcare Royalty, or the Healthcare Royalty financing agreement. We eliminated our existing debt obligation to Healthcare Royalty in May 2014 by paying $40.0 million to Healthcare Royalty which was consistent with the terms of the Healthcare Royalty financing agreement.
Critical Accounting Policies and Estimates
We recognize revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. We also recognized revenue from the sale of Zohydro ER prior to the divestiture of the Zohydro ER business which is included in net loss from discontinued operations in the consolidated statement of operations and comprehensive loss. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) our price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by us, (e) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. Prior to the divestiture of the Zohydro ER business, we deferred recognition of revenue on product shipments of Zohydro ER until the right of return no longer existed, as we were not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.
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
Contract Manufacturing Revenue
We and Endo Ventures entered into a supply agreement, or the Supply Agreement, in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under terms of the supply agreement, we retain the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. We recognize deferred revenue related to our supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. We recognize revenue related to its sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a 2.5% mark-up, upon the transfer of title to Endo. We supply Sumavel DosePro product based on non-cancellable purchase orders. We initially defer revenue for any consideration received in advance of services being performed and product being delivered, and recognize revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight year term of the Supply Agreement. We continually evaluate the performance period and will adjust the period of revenue recognition if circumstances change.
In addition, we follow the authoritative accounting guidance when reporting revenue as gross when we act as a principal versus reporting revenue as net when the we act as an agent. For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services.
Product Revenue, Net
We sold Sumavel DosePro through May 2014, and sold Zohydro ER until its purchase in April 2015, in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration.We recognized Sumavel DosePro product sales at the time title transferred to our customer, and we reduced product sales for estimated future product returns and sales allowances in the same period the related revenue was recognized. We are responsible for all returns of Sumavel DosePro product distributed by us prior to sale up to a maximum per unit amount as specified in the sale agreement.
Given the limited sales history of Zohydro ER, we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer existed, which occurred at the earlier of the time Zohydro ER was dispensed through patient prescriptions or expiration of the right of return. We estimated Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, we did not have a significant history estimating the number of patient prescriptions dispensed. If we underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition through the date of the business sale as we recorded sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue was recognized. We are responsible for returns of product sold prior to the sale of the Zohydro ER business in April 2015. Zohydro ER activity is included in discontinued operations in the consolidated financial statements.
Fair Value Measurements
U.S. generally accepted accounting principles, or GAAP, require us to estimate the fair value of certain assets and liabilities as of the date of their acquisition or incurrence, on an ongoing basis, or both. Determining the fair value of an asset or liability, such as our acquired in-process research and development, contingent purchase consideration and warrants for common stock requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the determination of the amount of the fair value ascribed to the asset or liability.
There have been no significant changes in critical accounting policies during the three months ended March 31, 2015, as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Comparison of the three months ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Contract manufacturing revenue	$4,181	$—	$4,181	100.0%
Net product revenue	—	6,485	(6,485)	(100.0)%
Service and other product revenue	433	904	(471)	(52.1)%
Total revenue	$4,614	$7,389	$(2,775)	(37.6)%

The 100% increase in contract manufacturing revenue and 100% decrease in net product revenue was primarily due to the sale of the Sumavel DosePro business to Endo in May 2014 and subsequent performance under the related supply agreement. Overall, sales in these categories decreased primarily as a result of a decreased selling price realized under the terms of our Supply Agreement during the quarter ended March 31, 2015 as compared to average selling price realized on our commercial efforts during the quarter ended March 31, 2014. This decrease was partially offset by an increase of 4% in units sold during the quarter ended March 31, 2015 as compared to the same quarter ended March 31, 2014.
Contract manufacturing revenue is recognized for Sumavel DosePro finished goods inventory that has been delivered to Endo Ventures Bermuda under the Supply Agreement, and includes a portion of deferred revenue recognized on a proportional performance method.
Service and other revenue for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.9 million, respectively. Service and other product revenue is primarily comprised of the co-promotion fee that is earned for our Migranal sales efforts under our agreement with Valeant Pharmaceuticals. The decrease of $0.5 million or 52.1% for the three months ended March 31, 2015 from the same period in 2014 primarily resulted from lower volume of co-promotion activity.
Cost of Contract Manufacturing and Cost of Goods Sold

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Cost of contract manufacturing	$3,923	$—	$3,923	100.0%
Cost of goods sold	$—	$3,333	$(3,333)	(100.0)%
Product gross margin	—%	49%		(100.0)%
Contract manufacturing gross margin	6%	—%		100.0%
Cost of contract manufacturing and cost of goods sold consists primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with product sales and contract manufacturing, as well as write downs for excess, dated or obsolete commercial inventories and production manufacturing variances. Endo Ventures Bermuda pays us the cost to produce Sumavel DosePro plus a 2.5% mark-up for Sumavel DosePro product delivered under the terms of our Supply Agreement.
The decline in cost of goods sold and corresponding increase in cost of contract manufacturing over these periods is due to the classification of these costs prior to and subsequent to the sale of our Sumavel DosePro business to Endo in May 2014. Overall, the increase in total cost of goods and cost of contract manufacturing was driven primarily by an increase in units sold during the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in overall gross margin for the three months ended March 31, 2015 as compared to the same period in 2014 resulted from a lower profit margin realized under our Supply Agreement with Endo in 2015 than was previously realized under our commercial sales terms in 2014.
Royalty Expense

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Royalty expense	$72	$267	$(195)	(73.0)%

During the three months ended March 31, 2014, royalty expense was based on net sales of Sumavel DosePro by us or one of our licensees through May 16, 2014, when we sold our Sumavel DosePro business to Endo, and the amortization of a $4.0 million milestone payment. Endo assumed responsibility for the royalty obligation on sales of Sumavel DosePro subsequent to their purchase of the Sumavel DosePro business. The expense for the three months ended March 31, 2015 reflects only the amortization of the milestone payment.
Research and Development Expenses

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Research and development	$5,150	$2,541	$2,609	102.7%

 Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including license and milestone payments; payments made to third-party clinical research organizations, or CROs, and investigational sites, which conduct our trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses. We expense all research and development costs as incurred.
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

	Three Months Ended March 31,
	2015	2014
Research and development expenses (in thousands):
ZX008	$1,441	$—
Relday	1,945	1,037
Other(1)	1,764	1,504
Total	$5,150	$2,541

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
We expect our research and development expenses for the remainder of 2015 to continue to increase over amounts incurred in the same period in 2014 as we prepare for our two Phase 3 studies for ZX008, which we plan to commence in the third quarter of 2015, and conduct our multi-dose clinical trial for Relday, which commenced in February of 2015.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Selling expense	$546	$7,212	$(6,666)	(92.4)%
General and administrative expense	5,722	5,316	406	7.6%
Total selling, general and administrative	$6,268	$12,528	$(6,260)	(50.0)%

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
We incurred selling expenses for Sumavel DosePro prior to the sale of the business in May 2014. The selling expense in 2015 represents corporate general marketing for product candidates that are in development. We also incurred selling expense for Zohydro ER activities which are recorded as discontinued operations for the three months ended March 31, 2015.
The increase in general and administrative expenses is primarily the result of additional professional service fees incurred during the three months ended March 31, 2015 in conjunction with the sale of our Sumavel DosePro business and the acquisition of Brabant.
Change in fair value of contingent consideration

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Change in fair value of contingent consideration	$(1,000)	$—	$(1,000)	(100.0)%
The contingent consideration liability results from our acquisition of Brabant in October 2014 in connection with the estimated completion of certain future performance milestones by the sellers. At each reporting period, the remaining estimated liability is determined by applying the income approach which utilizes variable inputs, such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. This change is reflected in the balance of the estimated fair value of the contingent consideration (income) expense. The balance of the change in fair value of contingent consideration income for the three months ended March 31, 2015 resulted primarily from a decrease in our estimated risk-free adjusted discount rate from the previous December 31, 2014 measurement date.

Other income (expense)

	Three Months Ended March 31,		2014 to 2015
(Dollars in thousands)	2015	2014	$ change	% change
Interest income	$5	$6	$(1)	(16.7)%
Interest expense	$(648)	$(1,886)	$1,238	(65.6)%
Change in fair value of warrant liabilities	$410	$8,269	$(7,859)	(95.0)%
Change in fair value of embedded derivatives	$—	$(14)	$14	(100.0)%
Other income (expense)	$(120)	$(47)	$(73)	155.3%
Total other income (expense)	$(353)	$6,328	$(6,681)	(105.6)%

Interest Income. Interest income is earned on our cash and cash equivalent balances.
Interest Expense. During the three months ended March 31, 2015, interest expense was incurred in conjunction with our term loan and revolving line of credit. During the three months ended March 31, 2014, interest expense was incurred primarily in conjunction with our Healthcare Royalty financing agreement, which was terminated on May 16, 2014. Both the average principal balance and applicable interest rate were lower on the loan and revolving line of credit as compared to the Healthcare Royalty financing agreement resulting in a decrease of interest expense for the three months ended March 31, 2015 as compared to the same period in 2014.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 4 to our consolidated financial statements. The income recorded for the three months ended March 31, 2015 resulted primarily from the shorter remaining term for the potential exercise of the warrants from the previous measurement date of December 31, 2014. The income generated from the change in fair value of the common stock warrant liabilities during the three months ended March 31, 2014 was primarily driven by the decrease in our stock price at March 31, 2014 as compared to the December 31, 2013 measurement date.

Change in Fair Value of Embedded Derivatives. The change in fair value of embedded derivatives relates to a fair value adjustment recorded on the embedded derivatives associated with the Healthcare Royalty financing agreement. These embedded derivatives were derecognized on May 16, 2014 in connection with the early termination of the Healthcare Royalty financing agreement.
Other Income (Expense). Other income (expense) consists primarily of foreign currency transaction gains and losses resulting from transactions conducted in the British pound sterling and Euro. The increase in other income (expense) was primarily driven by a higher value of purchases conducted in British pound sterling, offset by a lower average conversion rate, for the three months ended March 31, 2015 as compared to the same period in 2014.

Discontinued Operations
During the first quarter of 2015, we reached a decision to sell the Zohydro ER business. On March 10, 2015, we entered into an asset purchase agreement with Pernix whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser.
The sale, with an aggregate cash purchase price of $80.0 million, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, $11.9 million in Pernix common stock, plus finished goods inventory of Zohydro ER sold of $0.9 million, provides us with working capital. We may also receive up to an additional $283.5 million in potential regulatory and sales milestones, but we cannot anticipate whether the milestones will be achieved.
As a result of our strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, our consolidated statements of operations and comprehensive loss and the consolidated balance sheet have been retrospectively revised to reflect the financial results from the Zohydro ER business as discontinued operations.

Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2015, had an accumulated deficit of $424.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year as we continue to incur costs related to the clinical development for ZX008 and Relday. As of March 31, 2015, we had cash and cash equivalents of $21.3 million.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2015, along with the proceeds from the sale of our Zohydro ER business and our projected contract manufacturing revenues will be sufficient to fund our operations for at least the next twelve months. We may also pursue additional opportunities to raise capital, if necessary, through public or private equity offerings, including through a controlled equity offering program, debt financings, receivables financings or through collaborations or partnerships with other companies.
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
Subsequent to the issuance of our accounting firm's report dated March 11, 2015, we sold our Zohydo ER business and received cash proceeds, net of $10.0 million placed in escrow, of approximately $70.0 million. Also, approximately 100 sales and marketing employees transitioned to Pernix in conjunction with the divestiture. As a result, we are currently operating with an improved cash position and at lower expense levels than previously forecast at the time our accounting firm's report was issued.
Cash and cash equivalents totaled $21.3 million and $42.2 million at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes our cash flows provided by (used in) continuing operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(21,947)	$(22,824)
Investing activities	(54)	(15)
Financing activities	1,110	1,502
Decrease in cash and cash equivalents	$(20,891)	$(21,337)
Operating Activities: Net cash used in operating activities was $21.9 million and $22.8 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used for the three months ended March 31, 2015 primarily reflects the use of cash for operations, adjusted for non-cash charges including a $0.4 million change in fair value of warrant liabilities and $1.9 million in stock-based compensation. Significant working capital uses of cash for the three months ended March 31, 2015 include personnel-related costs, sales and marketing costs for Zohydro ER, research and development costs (primarily for an abuse deterrent formulation of Zohydro ER, ZX008 and Relday) and other professional services, including legal and accounting services. Significant working capital uses of cash for the three months ended March 31, 2014 include personnel-related costs, research and development costs (primarily for Relday and employee and infrastructure resources, sales and marketing expense for Sumavel DosePro and Zohydro ER, and other professional services.
Investing Activities. Net cash was used by investing activities for the purchase of property and equipment for the three months ended March 31, 2015 and 2014.

We expect to incur capital expenditures of approximately $0.6 million in 2015. These planned capital expenditures primarily relate to equipment used in our research and development processes.
Financing Activities. Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2015, which relates primarily to the net proceeds drawn from our revolving line of credit for the quarter. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2014, which relates to the proceeds from the exercise of stock options and warrants.
Our sources of liquidity include our cash balances and cash receipts from contract manufacturing for Sumavel DosePro. Through March 31, 2015, we received aggregate net cash proceeds of approximately $419.0 million from the sale of shares of our preferred and common stock. As of March 31, 2015, we had $21.3 million in cash and cash equivalents. Other potential sources of near-term liquidity include (i) proceeds of the sale of our Zohydro ER business, which closed on April 24, 2015, (ii) equity offerings, including through our controlled equity program, debt or other financing, and (iii) entering into licensing arrangements for ZX008 and/or Relday.
Successful transition to profitability is dependent upon achieving a level of product revenues adequate to support our cost structure. We will continue to monitor and evaluate the level of our research, development, contract manufacturing and operating expenditures and may adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash, the results and progress in our clinical programs, the time and costs related to clinical trials and regulatory decisions, as well as the U.S. economic environment.
We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product candidates, if approved. We expect our expenses to decrease from prior levels due to our recent business divestiture and to remain relatively stable over the next few years as we continue to advance ZX008 and Relday through clinical development.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2015 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds, and due to their short-term nature we believe that there is no material exposure to interest rate risk.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated in U.S. dollars for at least the next several years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling. Foreign currency gains and losses associated with these expenditures have not been significant to date. Currently, we do not hedge our foreign currency exchange rate risk, however, substantially all of these purchases are made in connection with our supply agreement with Endo, which reimburses all associated costs, including foreign currency transaction costs, plus a 2.5% markup. As a result, we believe the risk of financial exposure from transacting in foreign currencies is adequately mitigated.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material updates to the legal proceedings as set forth in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors
There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, ZX008 and Relday. We cannot be certain that any product candidate will receive regulatory approval or be successfully commercialized.

We have only a limited number of product candidates in development, and our business depends substantially on their successful development and commercialization. Following the completion of the sale of our Zohydro ER business in April 2015, we have no drug products approved for sale, and we may not be able to develop marketable drug products in the future. All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.

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

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for ZX008, Relday or any of our other product candidates, which could prevent or significantly delay their regulatory approval.

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

The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of our clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in a delay or failure in obtaining approval or approval for a more limited indication than originally sought. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If ZX008, Relday or any of our other product candidates are not shown to be safe and effective in clinical trials, the programs could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Delays in the commencement or completion of clinical testing for ZX008, Relday or pre-clinical or clinical testing for any of our other product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.

Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for ZX008, Relday or pre-clinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan.

The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in 15 Dravet syndrome patients. Based upon feedback from the FDA and the European Medicines Agency, or EMA, we expect to initiate two Phase 3 studies (of 40 to 60 Dravet syndrome patients per study) during the third quarter of 2015 in the United States and Europe, with top-line results potentially available in the first half of 2016. We do not know whether any of our other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all.

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

•
reaching agreement on acceptable terms with CROs, clinical investigators and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, clinical investigators and trial sites;

•	manufacturing or obtaining sufficient quantities of a product candidate for use in clinical trials;

•	obtaining institutional review board, or IRB approval to initiate and conduct a clinical trial at a prospective site;

•	identifying, recruiting and training suitable clinical investigators;

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

•
inability by us, our employees, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, drug enforcement administration, or DEA, or other regulatory requirements or our clinical protocols;

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

We have limited sales and marketing resources, and we may not be able to effectively market and sell our products.

As a result of the sale of our Zohydro ER business, we do not currently have an organization for sales, marketing and distribution of pharmaceutical products, and we must build this organization or make arrangements with third parties to perform these functions in order to commercialize any products that we successfully develop and for which we obtain regulatory approvals. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We will also face competition in our search for collaborators and potential co-promoters. To the extent we may rely on third parties to co-promote or otherwise commercialize any product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product candidates, they may be unable to devote the resources necessary to realize the full commercial potential of our products.

Further, we may lack the financial and managerial resources to establish a sales and marketing organization to adequately promote and commercialize any product candidates that may be approved. The establishment of a sales force will result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. Even though we may be successful in establishing future partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, and could have a material adverse effect on our business, results of operations, financial condition and prospects.

We face intense competition, and if our competitors market and/or develop treatments for Dravet syndrome or psychiatric disorders that are marketed more effectively, approved more quickly than our product candidates or demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

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

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta and Invega Sustenna marketed by Johnson & Johnson, Zyprexa Relprevv marketed by Eli Lilly & Company, and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, Endo Health Solutions Inc., Laboratorios Farmaceuticos Rovi SA, Novartis AG, and Reckitt Benckiser Group plc, each of which has announced they are developing long-acting antipsychotic product candidates. In May 2014, Janssen Pharmaceuticals, Inc., announced the submission of sNDAs for once-monthly atypical long-acting antipsychotic Invega Sustenna (paliperidone palmitate) to the FDA for approval to treat schizoaffective disorder as either monotherapy or adjunctive therapy. In May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug in development for the treatment of schizophrenia that requires once-monthly dosing.

We expect ZX008, Relday and any of our other product candidates, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, patient reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop injectable products or other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.

The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit or block us from developing or commercializing our product candidates. Our competitors may also develop drugs that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted or less costly than ours and may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that compete with any of our product candidates that are approved, our business, results of operations, financial condition and prospects may be materially adversely affected.

If ZX008, Relday or any other product candidate for which we receive regulatory approval does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.

The commercial success of ZX008, Relday or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved product by third-party payors is also necessary for commercial success. The degree of market acceptance of any product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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

Our efforts to educate the medical community and third-party payors on the benefits of ZX008, Relday or any of our other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors, pharmacists, and patients, we may not generate sufficient revenue from these products to become or remain profitable.

We have a history of significant net losses and negative cash flow from operations. We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for at least the next year.

We were organized in 2006, began commercialization of Sumavel DosePro in January 2010 and launched the commercial sale of Zohydro ER in the United States in March 2014. We sold our Sumavel DosePro business in April 2014 and sold our Zohydro ER business in April 2015. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies developing and commercializing new products.

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the years ended December 31, 2014, 2013 and 2012, we incurred net income (loss) of $8.7 million, $(80.9) million and $(47.4) million, respectively, our net cash used in operating activities was $(80.8) million, $(44.9) million and $(52.2) million, respectively, and, at March 31, 2015, our accumulated deficit was $(424.5) million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the development for ZX008 and Relday. Our ability to generate revenues from our Sumavel DosePro contract manufacturing services or any of our product candidates will depend on a number of factors including, in the case of Sumavel DosePro contract manufacturing services, the factors described in risk factors below and, in the case of our product candidates, including ZX008 and Relday, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.

Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable and it is possible we will never become profitable. If we do not generate significant sales from any of our product candidates that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.

Our short operating history makes it difficult to evaluate our business and prospects.

We commenced our operations on August 25, 2006. Our operations to date have been limited to organizing and staffing our company, scaling up manufacturing operations with our third-party contract manufacturers, building a sales and marketing organization, conducting product development activities for our products and product candidates, in-licensing rights to Zohydro ER and Relday, acquiring rights to ZX008 and commercializing Sumavel DosePro and Zohydro ER. In January 2010, we launched Sumavel DosePro and began generating revenues, and we launched Zohydro ER in March 2014. We sold our Sumavel DosePro business in April 2014 and sold our Zohydro ER business in April 2015. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a longer history of developing and commercializing pharmaceutical products.

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

We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the commercial supply of Sumavel DosePro and for the clinical supply of ZX008 and Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, ZX008 and Relday could be delayed.

While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, ZX008, Relday or any other product candidates. Our DosePro system and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, or Patheon, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition to Patheon's manufacturing services, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro system and Nipro Glass, Germany AG (formerly MGlas AG), located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredients, or API, in our DosePro system. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro system is currently the only qualified source of their respective components. We currently rely on Dr. Reddy's Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for ZX008 and Relday to third parties.

Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us for a significant period of time. Similarly, Durect is the exclusive manufacturer of the risperidone formulation using Durect's SABER™ controlled-release technology for all Relday clinical trials through Phase 2 and has the option to supply the same formulation for Phase 3 clinical trials and, if approved, commercial production. ZX008, if approved, would require a technology transfer to an alternate source to establish commercial supply capabilities, for which there can be no assurance of a successful transfer and validation. We may never be able to establish additional sources of supply for ZX008 or Relday's risperidone formulation.

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

If our contract manufacturers or suppliers are unable to the quantities of our product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our products, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.

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

Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with current good clinical practice, or GCP. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We may not realize the full economic benefit from the sale of our Sumavel DosePro business and Zohydro ER business.

Pursuant to the asset purchase agreement with Endo that we entered into in April 2014, or the Endo asset purchase agreement, in addition to the $89.6 million upfront cash payment, we may receive contingent payments, based on Endo’s achievement of pre-determined sales and gross margin milestones, in an amount up to $20.0 million. Our ability to receive these contingent payments under our supply agreement with Endo is dependent upon Endo successfully maintaining and increasing market demand for, and sales of, Sumavel DosePro.

In addition, we have agreed to indemnify Endo and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the Endo asset purchase agreement, and $8.5 million of the upfront cash payment has been deposited into escrow to fund such potential indemnification claims for a period of 12 months following the closing of the sale, which period will end in May 2015. We cannot provide any assurance that we will receive all or any portion of the $8.5 million escrow amount or any of the contingent milestone payments.

Pursuant to the asset purchase agreement with Pernix that we entered into in March 2015, or the Pernix asset purchase agreement, in addition to the $80 million upfront cash payment, we also received stock consideration in the amount of 1,682,096 shares of Pernix’s common stock. We are not permitted to sell such stock under the Pernix asset purchase agreement for six months from the closing the sale, and the value of such stock is subject to change based on fluctuations in the market value of Pernix’s common stock.
In addition, we may receive contingent payments of up to $283.5 million, based on Pernix’s achievement of pre-determined milestones, including a $12.5 million payment upon approval by the FDA of an abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones. Our ability to receive these contingent payments is dependent upon Pernix successfully maintaining and increasing market demand for, and sales of, Zohydro ER in a manner in which the requisite sales of the product will be achieved and devoting the resources necessary to achieve the manufacturing milestone.
    We have also agreed to indemnify Pernix and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement, and $10.0 million of the upfront cash payment has been deposited into escrow to fund such potential indemnification claims for a period of 12 months following the closing of the sale. In addition, we have agreed to indemnify Pernix for certain indemnification matters up to an aggregate amount of $5.0 million. We cannot provide any assurance that we will receive all or any portion of the $10.0 million escrow amount or any of the contingent milestone payments.
If we are unable to attract and retain key personnel, we may not be able to manage our business effectively or develop our product candidates or commercialize our products.
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of April 30, 2015, we employed 70 full-time employees. Of the full-time employees, 20 were engaged in sales and marketing, 8 were engaged in manufacturing operations, 19 were engaged in product development, quality assurance and clinical and regulatory activities and 23 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the areas in Southern and Northern California, where we currently operate. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, our ability to implement our business strategy and our ability to maintain effective internal controls for financial reporting and disclosure controls and procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The loss of the services of any members of our senior management team, especially our Chief Executive Officer and President, Stephen J. Farr, Ph.D., could delay or prevent the development and commercialization of any of our product candidates, including ZX008 and Relday. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, our locations in California in particular are characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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
Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have in the past experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval and post-market study compliance efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of ZX008, Relday or any of our other product candidates could be delayed.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for any of our other product candidates for which we may receive regulatory approval on reasonable pricing terms, their commercial success may be severely hindered.

Successful sales of any product candidates for which we may receive regulatory approval will depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The commercial use of our products and clinical use of our products and product candidates expose us to the risk of product liability claims. This risk exists even if a product or product candidate is approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA such as the case with Zohydro ER, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Zohydro ER or our product candidates could result in injury to a patient or even death. For example, Zohydro ER is an opioid pain reliever that contains hydrocodone, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to its potential for abuse. Although we no longer sell Zohdryo ER following the sale of the Zohydro ER business in April 2015, we retain all liabilities associated with the Zohydro ER business arising prior to such sale, including possible product liability exposure in connection with sales of Zohydro ER made prior to the sale of the Zohydro ER business. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury.

Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, if approved, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize our product candidates;

•	decreased demand for our product candidates, if approved;

•	impairment of our business reputation;

•	product recall or withdrawal from the market;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenues.

We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $20 million per occurrence and annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Zohydro ER, approval of ZX008 or Relday, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Zohydro ER and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Financial Position and Capital Requirements

We have never generated net income from operations or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.

We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. We have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011, July 2012 and November 2013, our controlled equity offering program, which was terminated in November 2013, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital.
We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with the clinical development of ZX008 and Relday. As a result, we may remain dependent upon external sources of financing to fund our business and the development and commercialization of our approved products and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.
We may require additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or future commercialization efforts.
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
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of March 31, 2015, the upfront cash payment received from the sale of our Zohydro ER business and our projected contract manufacturing and other service revenues will be sufficient to fund our operations through at least the next 12 months. We may need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

•	fund our operations, including further development of ZX008 and Relday and development of any other product candidates to support potential regulatory approval; and

•	commercialize any of our product candidates, or any products or product candidates that we may develop, in-license or otherwise acquire, if any such product candidates receive regulatory approval.
In addition, our estimates of the amount of cash necessary to fund our business and development activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the rate of progress and cost of our clinical trials and other product development programs for ZX008, Relday and our other product candidates and any other product candidates that we may develop, in-license or acquire;

•	the timing of regulatory approval for any of our other product candidates and the commercial success of any approved products;

•	the receipt of contingent payments from the sale of our Sumavel DosePro business, which are based on the achievement of pre-determined sales and gross margin milestones by Endo Health Solutions Inc.;

•	the receipt of contingent payments from the sale of our Zohydro ER business, which are based on the achievement of pre-determined regulatory and sales milestones by Pernix;

•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our DosePro technology, ZX008, Relday and any of our other product candidates;

•	the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;

•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;

•	the effect of competing technological and market developments; and

•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

Effective as of December 30, 2014, we entered into a loan and security agreement, or the credit facility, with Oxford as collateral agent, and the lenders party thereto from time to time, or the lenders, including Oxford and SVB, that is secured by substantially all of our personal property other than our intellectual property. The outstanding principal balance under the credit facility was $21.5 million at the closing of the loan and security agreement on December 30, 2014. On April 23, 2015, in connection with the sale of our Zohydro ER business pursuant to the Pernix asset purchase agreement, we, Oxford and SVB entered into an amendment, or the loan amendment, to the credit facility. Pursuant to the loan amendment, all encumbrances on our personal property related to the Zohydro ER business under the credit facility were terminated.

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. The loan amendment added an affirmative covenant requiring us to maintain a liquidity ratio of 1.25 to 1 through our receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and one or more judgments against us in an amount greater than $400,000 individually or in the aggregate.

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

Risks Related to Regulation of our Product Candidates

Our product candidates are subject to extensive regulation, and we cannot give any assurance that any of our product candidates will receive regulatory approval or be successfully commercialized.

We currently are developing ZX008 for the treatment of Dravet syndrome and Relday for the treatment of the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market ZX008, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.

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
Product candidates such as ZX008 and Relday, and any of our other product candidates, may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a risk evaluation and mitigation strategy, or REMS program, which limits the labeling, distribution or promotion of a drug product.
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
If we are unable to obtain regulatory approval for ZX008, Relday or any other product candidates on the timeline we anticipate, we may not be able to execute our business strategy effectively and our ability to generate revenues may be limited.

Any of our product candidates that receive regulatory approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after we achieve U.S. regulatory approval for a product, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product, or the implementation of a REMS program. We may also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for any approved product. These requirements may include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with cGMP for our marketed and investigational products, and with GCP and good laboratory practice, or GLP requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre-clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In the case of any product candidates containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, QSR requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

       If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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
In addition, labeling, advertising and promotion of any approved products are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

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

If we or others identify undesirable side effects, or other previously unknown problems, caused by other products or our product candidates with the same or related active ingredients, after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

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

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product, if approved, and could substantially increase the costs of commercializing our product candidates.

Our development strategy for Relday depends upon the FDA’s prior findings of safety and effectiveness of risperidone based on data not developed by us, but which the FDA may rely upon in reviewing any future NDA.

The Hatch-Waxman Amendments added Section 505(b)(2) to the .S. Federal Food, Drug, and Cosmetic Act Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on safety and effectiveness data not developed by the filer of the NDA. We plan to submit an NDA for Relday under Section 505(b)(2), and as such, the NDA will rely, in part, on the FDA's previous findings of safety and effectiveness for risperidone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Relday, the FDA may require us to perform additional studies or measurements to support approval. In addition, the FDA's interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA's approach. Future challenges, including a direct challenge to the approval of our products and product candidates, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of Relday and our other product candidates. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of Relday and our other product candidates, such as ZX008.

Healthcare reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of any of our product candidates that may be approved by the FDA.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

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
Given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our product candidates, if approved, and generate revenues. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from sales of any approved product candidates. It is also possible that other legislative proposals having similar effects will be adopted.
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

Our commercial success depends in large part on obtaining and maintaining patent, trademark and trade secret protection of our current product candidates, including ZX008 and Relday, and any future product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We in-licensed certain intellectual property for Relday from Durect. We rely on this licensor to file and prosecute patent applications and maintain patents and otherwise protect certain of the intellectual property we license from them. We have not had and do not have primary control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, with respect to our license agreement with Durect, we cannot be certain that such activities by Durect have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Durect has retained the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of certain of the intellectual property rights that Durect has licensed to us, and enforcement of certain of our licensed patents or defense of any claims asserting the non-infringement, invalidity or unenforceability of these patents would also be subject to the control or cooperation of Durect. We are not entitled to control the manner in which Durect may defend certain of the intellectual property that is licensed to us and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves. We also in-licensed certain data from a continuing, long-term, open-label study in 15 Dravet syndrome patients, as well as certain intellectual property related to fenfluramine for the treatment of Dravet syndrome from the Universities of Antwerp and Leuven in Belgium, or the Universities.

Most of our patents related to DosePro were acquired from Aradigm, who acquired those patents from a predecessor owner. Thus, many of our patents, as well as many of our pending patent applications, were not written by us or our attorneys, or our licensor or licensors' attorneys, and neither we nor our licensors had control over the drafting and prosecution of these patents. Further, the former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners may not have been completely familiar with U.S. patent law, possibly resulting in inadequate disclosure and/or claims. This could possibly result in findings of invalidity or unenforceability of the patents we own and in-license, patents issuing with reduced claim scope, or in pending applications not issuing as patents.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents or our in-licensed patents;

•	the APIs in ZX008 and Relday are, or will soon become, commercially available in generic drug products, and no patent protection will be available without regard to formulation or method of use;

•	we or our licensors, as the case may be, may not be able to detect infringement against our in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that our owned or in-licensed U.S. patents or patent applications are not Orange-Book eligible;

•	it is possible that there are dominating patents to ZX008 or Relday of which we are not aware;

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro system are expected to expire on various dates from 2015 through 2026.

As of April 30, 2015, our patent portfolio included 23 issued U.S. patents, 4 pending U.S. patent applications, 44 issued foreign patents and six pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Thirteen of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489, 8,343,130, 8,663,158 and 8,715,259 are expected to expire in 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022, 2024, 2022, 2022 and 2023, respectively. U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007 and 8,287,489 cover systems with a cap and latch mechanism; U.S. Patent Nos. 7,901,385, 8,267,903 and 8,715,259 encompass various embodiments of the casing for enclosing the injection systems; U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules; 8,491,524 and 8,663,158 relates to a drug capsule filled with a formulation purged with an inert gas; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the system as used in the Sumavel DosePro system. Upon the expiration of these patents, we will lose the right to exclude others from practicing the claimed inventions. Additionally, eleven of these thirteen patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro. The expiration of the Orange Book listed patents will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Durect, and we have limited control over the amount or timing of resources Durect devotes on our behalf or the priority they place on enforcing these patent rights.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our existing licenses with Durect and the Universities impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third-party's activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some tests regarding granting patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other post-grant proceeding before the PTO, or during litigation, under the revised criteria which make it more difficult to obtain patents. We are not entitled to control the manner in which Durect may defend certain of the intellectual property that is licensed to us, either in a reexamination or other post-grant proceeding before the PTO, or during the litigation, and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.

We may also not be able to detect infringement of our own or in-licensed patents, which may be especially difficult for methods of manufacturing or formulation products. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors and collaborators to protect a substantial portion of our proprietary rights. For example, Durect, our licensor, is primarily responsible for the enforcement of certain of the intellectual property rights it licenses to us related to Relday. Under the agreement, Durect has the first right, but not the obligation, to initiate an infringement proceeding against a third-party infringer of those intellectual property rights through the use, marketing, sale or import of a product that is competitive to Relday. If Durect decides not to commence or continue any such action, we have the right, but not the duty, to do so and such enforcement will require the cooperation of Durect. We have limited control over the amount or timing of resources Durect devotes on our behalf or the priority it places on enforcing these patent rights to our advantage.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to ZX008 and Relday. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technology or methods.

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product candidate or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such proceedings may be decided against us if the other party had independently arrived at the same or similar invention prior to our own or, if applicable, our licensor's invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, if another party has reason to assert a substantial new question of patentability against any of our claims in our owned and in-licensed U.S. patents, the third party can request that the PTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement claims, interference and reexamination proceedings, we may become a party to patent opposition proceedings in the European Patent Office, Australian Patent Office or other jurisdictions where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party's patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party's patents.

If a third-party's patent was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

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

We also may rely on trade secrets and confidentiality agreements to protect our technology and know-how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully generate revenues from our product candidates, if approved by the FDA or other regulatory authorities, could be adversely affected.
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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the success and costs of our ZX008, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•	the level of underlying demand for any of our product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	variations in the level of development and/or regulatory expenses related to ZX008, Relday or other development programs;

•	results of clinical trials for ZX008, Relday or any other of our product candidates;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments and legislative changes, including healthcare reform, affecting our product candidates or those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
None.
Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1†(6)	Asset Purchase Agreement, dated March 10, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

2.2(6)	Amendment to Asset Purchase Agreement, dated April 23, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.7(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.8(5)	Warrant dated December 30, 2014 issued by the Registrant to Oxford Finance LLC

4.9(5)	Warrant dated December 30, 2014 issued by the Registrant to Silicon Valley Bank

10.1(6)	First Amendment to Loan and Security Agreement, dated April 23, 2015, by and among the Registrant, Oxford Finance LLC, as collateral agent for the Lenders (as defined therein) and Silicon Valley Bank

10.2#	General Release of Claims, dated April 23, 2015, by and between the Registrant and Roger L. Hawley

10.3#	Annual Incentive Plan as amended and restated effective April 27, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(6)	Filed with the Registrant’s Current Report on Form 8-K on April 28, 2015.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission
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

ZOGENIX, INC.

Date:	May 11, 2015	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)