Form 10-Q
period 2015-06-30
ZOGENIX, INC.
filed 2015-08-10
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2015 was 19,205,228.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,372	$42,205
Restricted cash	10,000	8,500
Short-term investments	9,062	—
Trade accounts receivable, net	5,954	6,078
Inventory	12,646	11,444
Prepaid expenses and other current assets	4,500	2,555
Current assets of discontinued operations	5,796	7,196
Total current assets	125,330	77,978
Property and equipment, net	9,823	10,618
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	2,579	2,832
Noncurrent assets of discontinued operations	231	2,673
Total assets	$246,697	$202,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,293	$4,742
Accrued expenses	6,681	6,016
Accrued compensation	1,988	3,157
Accrued income taxes	6,521	—
Common stock warrant liabilities	5,657	5,093
Revolving credit facility	—	1,450
Long-term debt, current portion	3,040	—
Deferred revenue	827	1,472
Current liabilities of discontinued operations	9,990	22,307
Total current liabilities	38,997	44,237
Note payable	2,641	2,461
Long term debt	16,357	19,242
Deferred revenue, less current portion	7,493	7,063
Contingent purchase consideration	51,400	53,000
Deferred income taxes	20,500	20,500
Other long-term liabilities	1,229	1,053
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized at June 30, 2015 and December 31, 2014; 19,186 and 19,170 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	19	19
Additional paid-in capital	461,671	456,920
Accumulated other comprehensive loss	(1,552)	—
Accumulated deficit	(352,058)	(401,660)
Total stockholders’ equity	108,080	55,279
Total liabilities and stockholders’ equity	$246,697	$202,835
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Contract manufacturing revenue	$6,003	$2,238	$10,184	$2,238
Net product revenue	—	3,355	—	9,840
Service and other product revenue	1,364	1,144	1,797	2,048
Total revenue	7,367	6,737	11,981	14,126
Operating (income) expense:
Cost of contract manufacturing	5,803	1,935	9,726	1,935
Cost of goods sold	—	1,928	—	5,261
Royalty expense	71	172	143	439
Research and development	6,241	3,162	11,390	5,703
Selling, general and administrative	7,582	9,062	13,851	21,590
Change in fair value of contingent consideration	(600)	—	(1,600)	—
Impairment of long-lived assets	—	838	—	838
Net gain on sale of business	—	(79,980)	—	(79,980)
Total operating (income) expense	19,097	(62,883)	33,510	(44,214)
Income (loss) from operations	(11,730)	69,620	(21,529)	58,340
Other income (expense):
Interest income	9	6	14	12
Interest expense	(907)	(1,029)	(1,555)	(2,915)
Loss on early extinguishment of debt	—	(1,254)	—	(1,254)
Change in fair value of warrant liabilities	(975)	10,201	(564)	18,470
Change in fair value of embedded derivatives	—	—	—	(14)
Other expense	(39)	(8)	(160)	(55)
Total other income (expense)	(1,912)	7,916	(2,265)	14,244
Net income (loss) from continuing operations before income taxes	(13,642)	77,536	(23,794)	72,584
Benefit for income taxes	6,946	—	6,932	—
Net income (loss) from continuing operations	(6,696)	77,536	(16,862)	72,584
Discontinued operations:
Income (loss) from discontinued operations	79,160	(14,672)	66,464	(30,651)
Net income	$72,464	$62,864	$49,602	$41,933
Basic net income (loss) per share:(1)
Continuing operations	$(0.35)	$4.43	$(0.88)	$4.16
Discontinued operations	4.13	(0.84)	3.47	(1.76)
Total	$3.78	$3.59	$2.59	$2.40
Diluted net income (loss) per share:(1)
Continuing operations	$(0.35)	$4.43	$(0.88)	$3.03
Discontinued operations	4.13	(0.84)	3.47	(1.72)
Total	$3.78	$3.59	$2.59	$1.31
Weighted average shares outstanding, basic	19,176	17,498	19,173	17,454
Weighted average shares outstanding, diluted	19,176	17,498	19,173	17,846

Statements of Comprehensive Income
Net income	$72,464	$62,864	$49,602	$41,933
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,552)	—	(1,552)	—
Comprehensive income	$70,912	$62,864	$48,050	$41,933
(1) The sum of net income (loss) per share amounts may not equal the totals due to rounding.

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$49,602	$41,933
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	4,465	5,292
Stock-based compensation, restructuring	153	—
Depreciation and amortization	814	820
Amortization of debt issuance costs and non-cash interest charges	481	287
Accrued income taxes	6,521	—
Loss on early extinguishment of debt	—	1,254
Gain on sale of business	(89,053)	(79,980)
Loss on impairment of long-lived assets	—	838
Change in fair value of warrant liabilities	564	(18,470)
Change in fair value of embedded derivatives	—	14
Change in fair value of contingent purchase consideration	(1,600)	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,559	745
Inventory	542	(5,720)
Prepaid expenses and other current assets	(3,493)	(9,378)
Other assets	860	(4,995)
Accounts payable and accrued expenses	(9,876)	10,666
Deferred revenue	(5,413)	15,990
Net cash used in operating activities	(42,874)	(40,704)
Investing activities:
Purchases of property and equipment	(68)	83
Proceeds from sale of business	80,926	89,624
Change in restricted cash from sale of business	(1,500)	(8,500)
Net cash provided by investing activities	79,358	81,207
Financing activities:
Proceeds of working capital advance	—	7,000
Repayment of revolving credit facility	(1,450)	—
Repayment of debt	—	(40,041)
Proceeds from exercise of common stock options and warrants	7	1,508
Proceeds from issuance of common stock	126	244
Net cash used by financing activities	(1,317)	(31,289)
Net increase in cash and cash equivalents	35,167	9,214
Cash and cash equivalents at beginning of period	42,205	72,021
Cash and cash equivalents at end of period	$77,372	$81,235

Noncash investing and financing activities:
Deferred financing charges in accounts payable	$294	$—
See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
On April 24, 2015, the Company sold its Zohydro ER business, including the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER to Ferrimill Limited (Ferrimill), a wholly-owned subsidiary or Pernix Therapeutics, Inc., and received $80,000,000 in cash, $10,000,000 of which was placed in escrow, plus approximately $926,000 for Zohydro ER finished goods inventory acquired by the purchaser. Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations as a result of this sale. See Note 5, Sale of Zohydro ER business, for additional information on the divestiture of the Company's Zohydro ER product line. All prior period Zohydro ER business information herein has been recast to conform to this presentation.
On July 1, 2015, the Company effected a 1-for-8 reverse stock split of its common stock and changed its authorized shares of common stock to 50,000,000. All historical per share information presented herein has been adjusted to reflect the effect of the reverse stock split and change to authorized shares of common stock.
The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through equity financings, debt financings, revenues from the sale of products and proceeds from business collaborations and divestitures. As the Company continues to incur operating losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company may continue to need to raise additional cash. These conditions raised substantial doubt about the Company’s ability to continue as a going concern as noted in our consolidated financial statements for the year ended December 31, 2014. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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
In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring except for the sale of the Company's Zohydro ER business described in Note 5 and the restructuring costs described in Note 6 to these consolidated financial statements, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014, each as filed with the SEC. The Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014 have not been retroactively revised to reflect the sale of Zohydro ER as a discontinued operation or to reflect the 1-for-8 reverse stock split.
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
Restricted Cash
In connection with its sale of the Zohydro ER business in April 2015, the Company has $10,000,000 of cash in escrow as of June 30, 2015 to fund potential indemnification claims for a period of 12 months from the closing date of the sale.
In connection with its sale of the Sumavel DosePro business in May 2014, the Company had $8,500,000 of cash in escrow as of December 31, 2014 to fund potential indemnification claims for a period of 12 months from the closing date of the sale. The Company received the full amount from escrow in May 2015.
The Company classifies these cash flows as investing activities in the consolidated statement of cash flows as the source of the restricted cash is related to the sales of the Zohydro ER and Sumavel DosePro businesses.
Short-term Investments

Short-term investments consist of shares of Pernix common stock received as partial consideration for the purchase of the Zohydro ER business. The investments are subject to restrictions over disposition, pledging or assignment for six months after the closing date of the Zohydro ER sale as specified in the related asset purchase agreement the Company entered into with Pernix Ireland Limited and Pernix Therapeutics (together with Pernix Ireland Limited, Pernix) dated March 10, 2015 (the Asset Purchase Agreement).

Management has classified these short-term investments as available-for-sale when acquired and evaluates such classification as of each balance sheet date. Short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss, a component of stockholders’ equity. The Company evaluates its short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Impairment is considered to be other than temporary if it is likely that the Company will sell the investments before the recovery of the cost basis. Realized gains, losses, and declines in value judged to be other than temporary is reported in other income (expense) in the consolidated statements of operations and comprehensive income.
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its short-term investments, common stock warrant liabilities and contingent purchase consideration within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2015
Assets
Cash equivalents(1)	$69,208	—	—	$69,208
Short-term investments(2)	$—	—	9,062	$9,062
Liabilities
Common stock warrant liabilities(3)	$—	—	5,657	$5,657
Contingent purchase consideration (4)	$—	—	51,400	$51,400
At December 31, 2014
Assets
Cash equivalents(1)	$8,021	—	—	$8,021
Liabilities
Common stock warrant liabilities(3)	$—	—	5,093	$5,093
Contingent purchase consideration (4)	$—	—	53,000	$53,000

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheets.

(2)
Short-term investments consist of Pernix Therapeutics common stock which was acquired in conjunction with the sale of the Zohydro ER business in April 2015. The Company ascertains fair value of short-term investments by using quoted prices for Pernix Therapeutics' common stock on a publicly traded market (a Level 1 input) less a lack of marketability discount on the fair value of the investments because there are restrictions on when the Company can trade the securities. The Company considers the inputs used to calculate the lack of marketability discount Level 3 inputs and, as a result, categorized the short-term investments as Level 3.  The lack of marketability discount was determined by using an "Average-Strike Put Option Model of the Marketability Discount" to value a hypothetical put option to approximate the reduction in value of the stock until the restriction ends. Inputs used to derive the discount included an estimation of the amount of time that the stock will be held subject to trading restrictions based on contracted lock-up period, expected volatility of the stock over the term of the remaining trading restrictions, and assumed lack of dividends during the restriction period. An increase in any of these inputs would increase the discount for lack of marketability and thereby reduce the overall fair value of the short-term investments. As of June 30, 2015, the gross fair value of short-term investments was $10,000,000, and the lack of marketability discount was $900,000.  During the three months ended June 30, 2015, other comprehensive income included unrealized losses of $1,600,000.

(3)
Common stock warrant liabilities are associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 8) and warrants issued in connection with the financing agreement entered into with Healthcare Royalty Partners (Healthcare Royalty), dated June 30, 2011, (the Healthcare Royalty financing agreement), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) given the Company’s lack of relevant historical data due to the Company’s limited historical experience, an expected volatility based upon the Company's historical volatility, supplemented with historical volatility of comparable companies whose share prices have been publicly available for a sufficient period of time. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, and (b) an expected volatility rate using the Company's historical volatility, supplemented with historical volatility of comparable companies, through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement. The change in the fair value of the common stock warrant liabilities as of June 30, 2015 was primarily driven by the increase in the market price of the Company's common shares at June 30, 2015 as compared against December 31, 2014 measurement dates.

(4)
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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (in thousands):

	Short-term Investments	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2014	$—	$53,000	$5,093
Additions	10,614	—	—
Changes in fair value	(1,552)	(1,600)	564
Balance at June 30, 2015	$9,062	$51,400	$5,657
The changes in fair value of the short-term investments shown in the table above are recorded through other comprehensive loss on the consolidated balance sheet. The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration in operating expenses and change in fair value of warrant liabilities in other income (expense) in the consolidated statements of operations and comprehensive income.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table presents the computation of basic and diluted net income (loss) per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended June 30,
	2015		2014
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net income (loss), basic	$(6,696)	$79,160	$77,536	$(14,672)
Effect of dilutive securities:
Common stock warrants	—	—	—	—
Equity awards	—	—	—	—
	—	—	—	—
Net income (loss), diluted	$(6,696)	$79,160	$77,536	$(14,672)

Denominator
Weighted average common shares outstanding, basic	19,176	19,176	17,498	17,498
Effect of dilutive securities:
Common stock warrants	—	—	—	—
Equity awards	—	—	—	—
Dilutive potential shares of common stock	—	—	—	—
Weighted average common shares outstanding, diluted	19,176	19,176	17,498	17,498

Basic net income (loss) per share	$(0.35)	$4.13	$4.43	$(0.84)
Diluted net income (loss) per share	$(0.35)	$4.13	$4.43	$(0.84)

	Six Months Ended June 30,
	2015		2014
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net income (loss), basic	$(16,862)	$66,464	$72,584	$(30,651)
Effect of dilutive securities:
Common stock warrants	—	—	(18,470)	—
Equity awards	—	—	—	—
	—	—	(18,470)	—
Net income (loss), diluted	$(16,862)	$66,464	$54,114	$(30,651)

Denominator
Weighted average common shares outstanding, basic	19,173	19,173	17,454	17,454
Effect of dilutive securities:
Common stock warrants	—	—	392	392
Equity awards	—	—	—	—
Dilutive potential shares of common stock	—	—	392	392
Weighted average common shares outstanding, diluted	19,173	19,173	17,846	17,846

Basic net income (loss) per share	$(0.88)	$3.47	$4.16	$(1.76)
Diluted net income (loss) per share	$(0.88)	$3.47	$3.03	$(1.72)

There were 521,000 and 297,000 dilutive securities (in common stock equivalent shares), from common stock options excluded from the calculation of diluted net income (loss) during the three and six months ended June 30, 2015, respectively, because to include them would be anti-dilutive. There were 1,157,000 and 1,586,000 dilutive securities (in common stock equivalent shares), from common stock options and restricted stock units excluded from the calculation of diluted net income (loss) during the three and six months ended June 30, 2014, respectively, because to include them would be anti-dilutive. All common stock warrants were excluded from the calculation of diluted net income (loss) during the three and six months ended June 30, 2015 and the three months ended June 30, 2014 as the exercise price of the warrants was greater than the Company's average stock price during these periods.
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
Revenue Recognition
The Company recognized revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. The Company also recognizes revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. The Company defers recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales history of Zohydro ER.
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
Given the limited sales history of Zohydro ER, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER is dispensed through patient prescriptions or expiration of the right of return. The Company estimates Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, the Company did not have a significant history estimating the number of patient prescriptions dispensed. If the Company underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as the Company records sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue is recognized. The Company is responsible for returns, rebates, chargebacks, and related Health Care Reform fees for product sold. Revenue for Zohydro ER is included in discontinued operations in the consolidated statement of operations and comprehensive income.
Segment Reporting
Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products for people living with central nervous system disorders.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operations. This accounting update also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance was effective for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company adopted the guidance in the first quarter of 2015.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company is evaluating the transition method, timing and impact of adopting this new accounting standard on its financial statements and related disclosures.
In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The Company is evaluating the timing and impact of adopting this new accounting standard on its financial statements and related disclosures and does not expect that the adoption of the guidance will have a material impact on the Company’s financial statements.
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
In July 2015, the FASB issued guidance which requires that certain inventory, including inventory measured using the first-in-first-out method, be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.
The Company is currently evaluating the timing and impact of adopting this new accounting standard on its financial statements and related disclosures.

3. Short-term Investments

Short-term investments consist of shares of Pernix Therapeutic Holding Inc. common stock acquired in April 2015 as partial consideration for the purchase of the Zohydro ER business. The investments are subject to restrictions over disposition, pledging or assignment for six months after the closing date of the Zohydro ER sale as specified in the related Asset Purchase Agreement. Amortized cost represents the fair value at the date of acquisition as determined by the publicly traded quoted market value per share less a discount for lack of marketability.

	June 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Equity securities, available for sale	$10,614	$(1,552)	$9,062

As of June 30, 2015, there was no impairment considered other-than-temporary for the period presented as the Company has the intent and ability to hold the short-term investments for a period of time sufficient to allow for recovery of the cost basis.

4.	Inventory

Inventory consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$3,773	$3,453
Work in process	8,873	7,991
Total	$12,646	$11,444

5.	Sale of Zohydro ER business

On March 10, 2015, the Company entered into the Asset Purchase Agreement whereby the Company agreed to sell its Zohydro ER business to Pernix, and on April 24, 2015, the Company completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divestiture included the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER.
The Company received consideration of $80,000,000 in cash, $10,000,000 of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10,614,000 in Pernix common stock. Further, Ferrimill purchased $926,000 of Zohydro ER inventory. The Company also received consideration due based on percentage of purchase discounts received by Ferrimill through June 30, 2015 based on an assigned supply agreement of $2,057,000 which is recorded as current assets of discontinued operations in the consolidated balance sheet at June 30, 2015. The Company has agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5,000,000.
In addition to the cash payment paid at closing, the Company is eligible to receive additional cash payments of up to $283,500,000 based on the achievement of pre-determined milestones, including a $12,500,000 payment upon approval by the U.S. Food and Drug Administration of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271,000,000 in potential sales milestones, as well as a percentage of purchase discounts received by Ferrimill based on an assigned supply agreement up to a total of $2,400,000,of which $2,057,000 has been received as of June 30, 2015. The purchaser will assume responsibility for the Company's obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date. The Company retained all liabilities and certain assets associated with the Zohydro ER business arising prior to the sale.
The net gain on sale of the Zohydro ER business totaling $75,575,000 was calculated as the difference between the fair value of non-contingent consideration received for the business and the carrying value of the net assets transferred to Ferrimill. The net gain on sale of business may be adjusted in future periods by the contingent consideration based upon the achievement of pre-determined regulatory approval and sales milestones and eligible purchase discounts received by the acquirer.
The following summarizes the gain on sale (in thousands):

Non-contingent consideration received	$93,597
Carrying value of assets transferred to Ferrimill	(2,516)
Transaction costs	(2,028)
Net gain on sale of business before income tax	89,053
Income tax expense (see Note 10)	(13,478)
Net gain on sale of business	$75,575

As a result of the Company's strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2014 and the consolidated balance sheet as of December 31, 2014 have been retrospectively revised to reflect the financial results from the Zohydro ER business, and the related assets and liabilities, as discontinued operations. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Zohydro ER business. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the Zohydro ER business do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.
The following table summarizes the results of discontinued operations for the periods presented the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued operations	2015	2014	2015	2014
Revenues:
Net product revenue	$4,173	$2,425	$9,179	$2,710

Operating expenses:
Cost of product sold	612	446	1,952	495
Royalty expense	291	263	708	359
Research and development	1,020	957	5,829	1,954
Selling, general and administrative	3,097	15,431	14,233	30,553
Restructuring expense	568	—	568	—
Gain on sale of business	(89,053)	—	(89,053)	—
Total operating (income) expenses	(83,465)	17,097	(65,763)	33,361
Other income	5,000	—	5,000	—
Net income (loss) from discontinued operations before tax	92,638	(14,672)	79,942	(30,651)
Income tax expense	(13,478)	—	(13,478)	—
Net income (loss) from discontinued operations	$79,160	$(14,672)	$66,464	$(30,651)
The following table summarizes the assets and liabilities of discontinued operations as of June 30, 2015 and December 31, 2014 related to the Zohydro ER business (in thousands):

	June 30, 2015	December 31, 2014
Assets
Current assets
Trade accounts receivable	$365	$2,799
Inventory	251	1,995
Prepaid expenses and other current assets	5,180	2,402
Total current assets of discontinued operations	5,796	7,196
Other assets	231	2,673
Total assets of discontinued operations	$6,027	$9,869
Liabilities
Current liabilities
Accounts payable	$1,875	$3,781
Accrued expenses	5,814	9,470
Accrued compensation	376	1,933
Deferred revenue	1,925	7,123
Total current liabilities of discontinued operations	9,990	22,307
Total liabilities of discontinued operations	$9,990	$22,307

Total stock-based compensation related to discontinued operations was $898,000 and $974,000 for the six months ended June 30, 2015 and 2014, respectively. Total amortization expense related to discontinued operations was $166,000 and $209,000 for the six months ended June 30, 2015 and 2014, respectively.

6. Restructuring

In April 2015, the Company committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. The Company reduced its workforce by an additional 16 employees as a result of the divestiture. The Company recorded charges totaling $568,000 for the three and six months ended June 30, 2015 consisting of one-time termination benefits in connection with the restructuring plan, which are reflected in restructuring expense for the period in net income from discontinued operations on the consolidated statement of operations and comprehensive income.
The following table sets forth activity of the restructuring liability for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$—
Costs incurred and charged to expense	568
Payments	(521)
Balance at June 30, 2015	$47
The balance of the restructuring liability at June 30, 2015 is included in current liabilities of discontinued operations in the consolidated balance sheet and is anticipated to be fully distributed by September 2015.

7. Co-Promotion, Waiver and Financing Agreements
Valeant Pharmaceuticals North America LLC Co-Promotion Agreement Termination
On June 27, 2013, the Company entered into a co-promotion agreement with Valeant Pharmaceuticals North America LLC (Valeant) to promote Migranal® Nasal Spray (Migranal) to a prescriber audience of physicians and other health care practitioners in the United States. The Company's sales team began promoting Migranal to prescribers in August 2013, and Valeant paid the Company a co-promotion fee on a quarterly basis that represented specified percentages of net sales generated by the Company over defined baseline amounts of net sales. The original term of the agreement was through December 31, 2015.
In June 2015, the Company and Valeant entered into a Termination and Mutual Release Agreement, whereby the Co-Promotion Agreement terminated on June 12, 2015. In connection with the termination, Valeant made a one-time payment to the Company totaling $500,000, which has been recorded as service and other product revenue in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2015.
Purdue Pharma L.P. Waiver Agreement
On October 29, 2014, the Company entered into a waiver agreement (the Waiver Agreement) with Purdue Pharma L.P. (Purdue) in which the Company granted a waiver to Purdue of the three-year Hatch-Waxman regulatory exclusivity period with respect to NDA 202880 for Zohydro ER in support of Purdue’s single-entity, extended-release hydrocodone product Hysingla ER® and any single-entity, once-daily hydrocodone successor products or NDAs filed by Purdue (the Purdue Products). In addition, Purdue granted the Company a waiver of the Hatch-Waxman regulatory exclusivity period with respect to Purdue Products in support of our single-entity, twice-a-day hydrocodone product, including Zohydro ER and any successor products with any abuse deterrent properties or labeling claims. Under the terms of the Waiver Agreement, Purdue paid the Company (i) $5,000,000 in November 2014, (ii) was scheduled to pay $5,000,000 on July 1, 2015, and (iii) will pay a percentage royalty in the low single-digits on Purdue’s net sales of Purdue Product commencing on October 1, 2015 and ending on October 25, 2016, only to the extent such royalty payment by Purdue in the aggregate would exceed $5,000,000 and then only with respect to royalties in excess of such amount.
The Company recognized the first $5,000,000 payment when received in 2014. The second installment payment, due July 1, 2015, was recognized as other income when received in June 2015, and is reflected in net income from discontinued operations in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2015. The Company will record any future royalties when earned in accordance with terms of the Waiver Agreement.

Oxford Finance LLC and Silicon Valley Bank Amended Loan and Security Agreement
On April 23, 2015, in connection with the sale of the Zohydro ER business, the Company, Oxford Finance LLC and Silicon Valley Bank entered into an amendment to the loan and security agreement dated December 30, 2014 which added an affirmative covenant requiring a liquidity ratio of 1.25 to 1 through the Company’s receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008 and terminated all encumbrances on the Company's personal property related to its Zohydro ER business. The remaining obligations under the loan and security agreement remain substantially unchanged.

8.	Common Stock Warrants
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 1,973,025 shares of common stock (including over-allotment purchase) and at June 30, 2015 warrants to purchase 1,901,931 shares of common stock are outstanding. The warrants are exercisable at an exercise price of $20.00 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). During the three and six months ended June 30, 2015, no warrants to purchase shares of common stock were exercised, and during the year ended December 31, 2014, warrants to purchase 58,156 shares of common stock were exercised. The Company recognized no proceeds from the exercise of warrants during the three and six months ended June 30, 2015 and $1,163,000 in proceeds from the exercise of warrants during the three and six months ended June 30, 2014. The fair value of the warrants outstanding was approximately $5,538,000 and $4,978,000 as of June 30, 2015 and December 31, 2014, respectively.
In July 2011, upon the closing of and in connection with the Healthcare Royalty financing agreement, the Company issued to Healthcare Royalty a warrant exercisable into 28,125 shares of common stock. The warrant is exercisable at $72.00 per share of common stock and has a term of ten years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $119,000 and $115,000 as of June 30, 2015 and December 31, 2014, respectively.

9.	Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk free interest rate	1.6% to 1.8%	1.6% to 1.9%	1.5% to 1.8%	1.6% to 2.0%
Expected term	5.1 to 6.1 years	5.1 to 6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	76.7% to 79.2%	84.2% to 84.7%	76.7% to 79.2%	84.2% to 84.9%
Expected dividend yield	—%	—%	—%	—%
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
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$103	$141	$196	$268
Research and development	186	364	409	721
Selling, general and administrative	2,081	1,769	3,115	3,329
Total	$2,370	$2,274	$3,720	$4,318
As of June 30, 2015, there was approximately $8,338,000 of total unrecognized compensation costs related to outstanding employee and board of director stock options, which is expected to be recognized over a weighted average period of 2.4 years.
As of June 30, 2015, there were 207,000 unvested stock options outstanding to consultants, with approximately $262,000 of related unrecognized compensation expense based on a June 30, 2015 measurement date. These unvested stock options outstanding to consultants are expected to vest over a weighted average period of 2.7 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. The expense (income) recognized from the valuation of stock options and restricted stock units to consultants was $56,000 and $82,000 for the three and six months ended June 30, 2015, respectively, and ($109,000) and ($150,000) for the three and six months ended June 30, 2014, respectively. Stock option expense for awards issued to consultants is included in the consolidated statement of operations and comprehensive income within selling, general and administrative expense.

10. Income taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three months ended June 30, 2015, the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $13,478,000, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income. Accordingly, the Company recognized a related income tax benefit of $6,946,000 from continuing operations in the consolidated statement of operations and comprehensive income for the three months ended June 30, 2015. The remaining $6,532,000 income tax benefit to continuing operations will be recorded throughout the remainder of 2015.

11. Subsequent Events

In June 2015, the Company filed an amendment to its Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-8, and a change in the number of authorized shares of the Company’s common stock to 50,000,000 shares, which was approved by the Company's shareholders at the annual meeting held on June 18, 2015. The reverse stock split and change in authorized shares became effective July 1, 2015. Accordingly, all historical per share information presented in these consolidated financial statements as been adjusted to reflect the effect of the reverse stock split and change to authorized shares of common stock.
On July 20, 2015, the Company entered into an amended lease with Emery Station Joint Venture, LLC. The lease amendment extends the term of the original lease to November 30, 2022 and adds 9,916 rentable square feet to the existing 12,118 rentable square feet currently leased by the Company in Emeryville, California. The amendment also contains an option for the Company to expand its space leased from the landlord under certain conditions, as well as a renewal option for an additional five year term upon the expiration date. The lease amendment was effective as of July 16, 2015, and the landlord will deliver possession of the additional space leased within 45 days of the effective date. Prior to October 1, 2015, the base rent for the Company’s existing leased premises remains unchanged from the previous agreement. Following October 1, 2015, the base rent for the existing leased premises will be $39,384 per month. The base rent for the additional premises leased will be $32,227 per month, and the rent for the new premises will be abated for 60 days following the earlier of (a) the date the Company occupies the new premises for the purpose of conducting business and (b) the latter of (i) 21 days after the landlord delivers the new premises and (ii) October 1, 2015. The base rent for both the existing leased premises and additional leased premises will increase 3% on a yearly basis throughout the term, and the Company will pay a portion of common area and pass-through expenses in excess of base year amounts.

In August 2015, the Company completed a public offering of 5,462,500 shares of its common stock at a public offering price of $18.00 per share, including the over-allotment provision granted to the underwriters of 712,500 shares. The shares were registered pursuant to a registration statement on Form S-3 filed on November 6, 2014. The Company received net proceeds of approximately $92,000,000, after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

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

•
our and our licensors ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of our product candidates and the ability to operate our business without infringing the intellectual property rights of others;

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
The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We sold our Zohydro® ER business in April 2015, to a wholly-owned subsidiary of Pernix Therapeutics Holdings, Inc., or Pernix, for $80 million in cash, approximately 1.68 million shares of Pernix common stock, plus regulatory and sales milestones of up to $283.5 million. On July 1, 2015, we effected a reverse stock split of our common stock, or the reverse stock split, at an exchange ratio of 1-for-8, and changed the number of authorized shares of our common stock to 50,000,000. The reverse stock split applied to all of our outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage.
Our Annual Report on Form 10-K for the year ended December 31, 2014, incorporated herein by reference, is presented without retrospectively reflecting the Zohydro ® ER business as a discontinued operation and without giving effect to the reverse stock split and new number of authorized shares of common stock. Unless otherwise stated, all shares and price per share numbers set forth in this Form 10-Q for periods prior to July 2, 2015 are presented after giving effect to the reverse stock split.

Overview
Background
We are a pharmaceutical company committed to developing and commercializing therapies to address specific clinical needs for people living with central nervous system, or CNS, disorders who need innovative treatment alternatives to help them return to normal daily functioning. Our current areas of focus are epilepsy and schizophrenia.
Our lead product candidate is ZX008, a low-dose fenfluramine for the treatment of Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. We obtained worldwide development and commercialization rights to ZX008 through our acquisition of Brabant Pharma Limited in October 2014. We currently expect to submit an investigational new drug, or IND, application to initiate Phase 3 clinical trials for ZX008 to the U.S. Food and Drug Administration, or the FDA, in August 2015, with Phase 3 clinical trials beginning in the fourth quarter of 2015.
We have an additional product candidate in development, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We began enrolling patients in a Phase 1b multi-dose clinical study for Relday in March 2015 and we plan to initiate worldwide partnering discussions for Relday upon completion of this study.
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
We have experienced net losses and negative cash flow from operating activities since inception, and as of June 30, 2015, had an accumulated deficit of $352.1 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of our efforts to progress the clinical development of ZX008 and Relday. As of June 30, 2015, we had cash and cash equivalents of $77.4 million.
In its report on our consolidated financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of our accounting firm's report dated March 11, 2015, we sold our Zohydro ER business and received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months. Also, approximately 100 sales and marketing employees transitioned to Pernix in conjunction with the divestiture. In addition, we raised $92.0 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs, from a public offering of our common stock in August 2015. As a result, we are currently operating with an improved cash position and at lower expense levels than previously forecast.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2015, along with our projected manufacturing revenues will be sufficient to fund our operations for at least the next twelve months.

Recent Developments
On March 10, 2015, we entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics, or collectively, Pernix, whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, an Irish corporation and subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divested included the registered patents and trademarks, certain contracts, the new drug application, or NDA, and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER. We received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10.6 million in Pernix common stock. Further, Ferrimill purchased Zohydro ER inventory from us of $0.9 million. We agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5.0 million.
In addition to the cash payment paid at closing, we are eligible to receive additional cash payments of up to $283.5 million based on the achievement of pre-determined milestones, including a $12.5 million payment upon approval by the FDA of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271.0 million in potential sales milestones, as well as a percentage of purchase discounts received by Ferrimill based on an assigned supply agreement up to $2.4 million. The purchaser will assume responsibility for our obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date.
On April 23, 2015, in connection with the sale of the Zohydro ER business, we, Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, entered into an amendment to the loan and security agreement dated December 30, 2014 which added an affirmative covenant requiring a liquidity ratio of 1.25 to 1 through our receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008 and terminated all encumbrances on our personal property related to its Zohydro ER business. The remaining obligations under the loan and security agreement remain substantially unchanged.
On April 24, 2015, we committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. We also reduced our workforce by an additional 16 employees as a result of the divestiture. We recorded charges of approximately $0.6 million in discontinued operations related to personnel costs associated with these actions during the three months ended June 30, 2015.
In June 2015, the we filed an amendment to our Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-8, and a change in the number of authorized shares of our common stock to 50,000,000 shares, which was approved by our shareholders at our annual meeting held on June 18, 2015. The reverse stock split and change in authorized shares became effective July 1, 2015.

In August 2015, we completed completed a public offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share, including the over-allotment provision granted to the underwriters of 712,500 shares. We received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.
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

Endo Ventures Bermuda Limited and Endo Ventures Limited Asset Purchase Agreement
On April 23, 2014, we sold our Sumavel DosePro business to Endo, including the registered trademarks, certain contracts, the NDA, and other regulatory approvals, the books and records, marketing materials and product data relating to Sumavel DosePro pursuant to an asset purchase agreement. Under the terms of the sale, Endo paid us $85.0 million in cash, $8.5 million of which was deposited into escrow and which we received in May 2015. Further, Endo Ventures Limited, or Endo Ventures, purchased from us our finished goods inventory of Sumavel DosePro for $4.6 million. In addition to the upfront cash payment, we are eligible to receive additional cash payments of up to $20.0 million based on the achievement of pre-determined sales and gross margin milestones. Furthermore, Endo Ventures assumed responsibility for our royalty obligation on sales of Sumavel DosePro and assumed other liabilities relating to Sumavel DosePro after the sale.
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
Critical Accounting Policies and Estimates
We recognize revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. We also recognize revenue from the sale of Zohydro ER which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) our price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by us, (e) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. We defer recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as we were not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.
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
Given the limited sales history of Zohydro ER, we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER was dispensed through patient prescriptions or expiration of the right of return. We estimated Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, we did not have a significant history estimating the number of patient prescriptions dispensed. If we underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as we recorded sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue was recognized. We are responsible for returns of product sold prior to the sale of the Zohydro ER business in April 2015. Zohydro ER activity is included in discontinued operations in the consolidated financial statements.
Fair Value Measurements
U.S. generally accepted accounting principles, or GAAP, require us to estimate the fair value of certain assets and liabilities as of the date of their acquisition or incurrence, on an ongoing basis, or both. Determining the fair value of an asset or liability, such as our acquired in-process research and development, short-term investments, contingent purchase consideration and warrants for common stock requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the determination of the amount of the fair value ascribed to the asset or liability.
There has been no significant changes in critical accounting policies during the six months ended June 30, 2015 as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Contract manufacturing revenue	$6,003	$2,238	$3,765	168.2%	10,184	2,238	$7,946	355.0%
Net product revenue	—	3,355	(3,355)	(100.0)%	—	9,840	(9,840)	(100.0)%
Service and other product revenue	1,364	1,144	220	19.2%	1,797	2,048	(251)	(12.3)%
Total revenue	$7,367	$6,737	$630	9.4%	$11,981	$14,126	$(2,145)	(15.2)%
The increase in contract manufacturing revenue and decrease in net product revenue for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to the timing of the sale of the Sumavel DosePro business to Endo in May 2014 and subsequent performance under the related supply agreement. Contract manufacturing revenue increased primarily as a result of additional units delivered during the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014. Contract manufacturing revenue is recognized for Sumavel DosePro finished goods inventory that has been delivered to Endo Ventures Bermuda under the Supply Agreement, and includes a portion of deferred revenue recognized on a proportional performance method. Endo Ventures Bermuda pays us the cost to produce Sumavel DosePro plus a 2.5% mark-up for Sumavel DosePro product delivered under the terms of our Supply Agreement.
Service and other product revenue is comprised of a one-time contract termination fee payment related to our Migranal Migranal co-promotion agreement with Valeant Pharmaceuticals of $0.5 million in the quarter ended June 30, 2015, as well as revenue of $0.8 million resulting from lower returns of Sumavel DosePro for the three months ended June 30, 2015. Service and other product revenue is comprised primarily of fees generated by Migranal co-promotion activity for the first quarter of 2015 and three and six months ended June 30, 2014.
Cost of Contract Manufacturing and Cost of Goods Sold

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Cost of contract manufacturing	$5,803	$1,935	$3,868	199.9%	$9,726	$1,935	$7,791	402.6%
Cost of goods sold	$—	$1,928	$(1,928)	(100.0)%	—	5,261	$(5,261)	(100.0)%
Cost of contract manufacturing and cost of goods sold consists primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with product sales and contract manufacturing, as well as write downs for excess, dated or obsolete commercial inventories and production manufacturing variances.
The decline in cost of goods sold and increase in cost of contract manufacturing over these periods is due to the classification of these costs prior to and subsequent to the sale of our Sumavel DosePro business to Endo in May 2014. Overall, the increase in total cost of goods and cost of contract manufacturing was driven primarily by an increase in units sold during the three and six months ended June 30, 2015 as compared to the same periods in 2014.

Royalty Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Royalty expense	71	172	$(101)	(58.7)%	143	439	$(296)	(67.4)%

For the three and six month periods ended June 30, 2014, royalty expense was based on net sales of Sumavel DosePro by us or one of our licensees through May 16, 2014, when we sold our Sumavel DosePro business to Endo, and the amortization of a $4.0 million milestone payment. Endo assumed responsibility for the royalty obligation on sales of Sumavel DosePro subsequent to their purchase of the Sumavel DosePro business. The expense for the three and six month periods ended June 30, 2015 reflects only the amortization of the milestone payment related to technology that we have licensed.
Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Research and development	$6,241	$3,162	$3,079	97.4%	11,390	5,703	$5,687	99.7%

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
The table below sets forth information regarding our research and development costs for our major development programs. The period over period changes in our major development programs are explained in the narrative beneath the table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
ZX008	$2,366	$—	$3,807	$—
Relday	2,224	1,558	4,169	2,595
Other(1)	1,651	1,604	3,414	3,108
Total	$6,241	$3,162	$11,390	$5,703

(1)
Other research and development expenses include development costs incurred for other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

We acquired ZX008 in our acquisition of Brabant in October 2014 and incurred expenses in 2015 as we continue to prepare for Phase 3 clinical trials for ZX008. Expenses increased for Relday for the three and six months ended June 30, 2015 as compared to 2014 as we initiated a multi-dose clinical study for Relday in the first quarter of 2015. We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development expenses for the remainder of 2015 to exceed amounts incurred in the same period in 2014 as we prepare for our two Phase 3 studies for ZX008, which we plan to commence in the fourth quarter of 2015, and conduct our multi-dose clinical trial for Relday.
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Selling expense	$916	$3,822	$(2,906)	(76.0)%	$1,462	$11,034	$(9,572)	(86.8)%
General and administrative expense	6,666	5,240	1,426	27.2%	12,389	10,556	1,833	17.4%
Total selling, general and administrative	$7,582	$9,062	$(1,480)	(16.3)%	$13,851	$21,590	$(7,739)	(35.8)%
 Selling expenses, which include sales and marketing costs, consist primarily of salaries and benefits of sales and marketing management and sales representatives, marketing and advertising costs, service fees under our co-promotion agreement and product sample costs. General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development, medical affairs and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services.
We incurred selling expenses for Sumavel DosePro prior to the sale of the business in May 2014. The selling expense in 2015 represents corporate general marketing for product candidates that are in development. We also incurred selling expense for Zohydro ER activities which are recorded as discontinued operations for the three and six months ended June 30, 2015.
The increase in general and administrative expenses is primarily the result of additional professional service fees related to our capital restructuring and one time personnel transition charges incurred during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Also, additional professional services were required during the first quarter of 2015 in connection with our 2014 business acquisition and divestiture activities.
We anticipate that our sales and marketing expenses throughout the remainder of 2015 will be considerably lower than the same period in 2014 due to the sale of our Zohydro ER business and related transition of our sales force to Ferrimill in April 2015.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Change in fair value of contingent consideration	$(600)	$—	$(600)	(100.0)%	(1,600)	—	$(1,600)	(100.0)%
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

Impairment of Long-lived Assets
Impairment expense of $0.8 million was recorded during the three and six months ended June 30, 2014 as the Company disposed of assets in connection with the sale of the Sumavel DosePro business. There were no impairment charges recorded for the three and six month periods ended June 30, 2015.
Net Gain on Sale of Business
A gain of $80.0 million was recorded during the three and six months ended June 30, 2014 in connection with the sale of our Sumavel DosePro business in May 2014 and was considered a continuing operation due to the ongoing involvement and cash flows with the business after the sale in conjunction with the Supply Agreement. The net gain of $75.6 million on the sale of our Zohydro ER business in 2015 is recorded as a component of net income from discontinued operations.
Benefit for Income Taxes
We are required allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. During the three months ended June 30, 2015, we recognized net income from discontinued operations, and, as a result, recorded income tax expense of $13.5 million, which is included in net income (loss) from discontinued operations. Accordingly, we recognized a related income tax benefit of $6.9 million from continuing operations for the three months ended June 30, 2015. The remaining income tax benefit to continuing operations will be recorded throughout the remainder of 2015.
Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Interest income	$9	$6	$3	50.0%	$14	$12	$2	16.7%
Interest expense	$(907)	$(1,029)	$122	(11.9)%	$(1,555)	$(2,915)	$1,360	(46.7)%
Loss on extinguishment of debt	$—	$(1,254)	$1,254	(100.0)%	$—	$(1,254)	$1,254	(100.0)%
Change in fair value of warrant liabilities	$(975)	$10,201	$(11,176)	(109.6)%	$(565)	$18,470	$(19,035)	(103.1)%
Change in fair value of embedded derivatives	$—	$—	$—	—%	$—	$(14)	$14	(100.0)%
Other income (expense)	$(39)	$(8)	$(31)	387.5%	$(158)	$(55)	$(103)	187.3%
Total other income (expense)	$(1,912)	$7,916	$(9,828)	(124.2)%	$(2,264)	$14,244	$(16,508)	(115.9)%
Interest Income. Interest income is earned on our cash and cash equivalent balances.
Interest Expense. During the three and six months ended June 30, 2015, interest expense was incurred in conjunction with our term loan and revolving line of credit. During the three and six months ended June 30, 2014, interest expense was incurred primarily in conjunction with our Healthcare Royalty financing agreement, which was terminated on May 16, 2014. Both the average principal balance and applicable interest rate were lower on the loan and revolving line of credit as compared to the Healthcare Royalty financing agreement resulting in a decrease of interest expense for the three and six months ended June 30, 2015 as compared to the same periods in 2014.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $1.3 million recorded during the three and six months ended June 30, 2014 resulted from the early termination of the Healthcare Royalty financing agreement on May 16, 2014. The loss on early extinguishment of debt consisted of the write-off of unamortized balances of debt discounts, including the derecognition of the embedded derivative liabilities, debt acquisition costs, and accrued interest expenses related to the Healthcare Royalty financing agreement.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 8 to our consolidated financial statements. The expense recorded for the three and six months ended June 30, 2015 resulted primarily from an increase in our stock price and lower estimated volatility of our stock price from the previous measurement date of December 31, 2014. The income generated from the change in fair value of the common stock warrant liabilities during the three and six months ended June 30, 2014 was primarily driven by the decrease in our stock price at June 30, 2014 as compared to the December 31, 2013 measurement date. The income or expense realized as a change in the valuation will continue to fluctuate based upon changes to inputs used to estimated fair value of our warrant liabilities while the warrants remain outstanding.
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

Discontinued Operations
During the first quarter of 2015, we reached a decision to sell our Zohydro ER business. On March 10, 2015, we entered into an asset purchase agreement with Pernix whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser.
The sale, including the related gain on the transaction, was reflected in the net income (loss) from discontinued operations for the three and six months ended June 30, 2015, as discussed in Note 5 to our consolidated financial statements. As a result of our strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, our consolidated statements of operations and comprehensive income and the consolidated balance sheet have been retrospectively revised to reflect the financial results from the Zohydro ER business as discontinued operations for all periods presented.

Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2015, had an accumulated deficit of $352.1 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year as we continue to incur costs related to the clinical development for ZX008 and Relday.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2015, along with our projected contract manufacturing revenues will be sufficient to fund our operations for at least the next twelve months. We may pursue additional opportunities to raise capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
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
Subsequent to the issuance of our accounting firm's report dated March 11, 2015, we sold our Zohydro ER business and received cash proceeds, net of $10.0 million placed in escrow, of approximately $70.0 million. Also, approximately 100 employees transitioned to Pernix in conjunction with the divestiture. As a result of this sale and the August 2015 public equity offering resulting in net proceeds of approximately $92.0 million, we are currently operating with an improved cash position and at lower expense levels than previously forecast at the time our accounting firm's report was issued.
Cash and cash equivalents totaled $77.4 million and $42.2 million at June 30, 2015 and December 31, 2014, respectively.
The following table summarizes our cash flows provided by (used in) continuing operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(42,874)	$(40,704)
Investing activities	79,358	81,207
Financing activities	(1,317)	(31,289)
Increase in cash and cash equivalents	$35,167	$9,214
Operating Activities: Net cash used in operating activities was $42.9 million and $40.7 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used for the six months ended June 30, 2015 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $89.1 million pre-tax gain on the sale of our Zohydro ER business, a $6.5 million charge for taxes payable related to the sale of the Zohydro ER business and $4.6 million in stock-based compensation. Significant working capital uses of cash for the six months ended June 30, 2015 include personnel-related costs, research and development costs (primarily for ZX008 and Relday) and other professional services, including legal and accounting services. Net cash used for the six months ended June 30, 2014 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $80.0 million gain on the sale of our Sumavel DosePro business, an $18.5 million change in fair value of warrant liabilities and $5.3 million in stock-based compensation. Significant working capital uses of cash for the six months ended June 30, 2014 include personnel-related costs, research and development costs (primarily for Relday and employee and infrastructure resources), sales and marketing expenses for Sumavel DosePro, and other professional services, including legal services.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2015 and 2014 was primarily attributable to the proceeds from the sales of our Zohydro ER and Sumavel DosePro businesses, respectively. We expect to incur capital expenditures of less than $1.0 million for the remainder of 2015 related primarily to equipment to be used in our research and development processes.
Financing Activities. Net cash used by financing activities was $1.3 million for the six months ended June 30, 2015, which includes the repayment of our revolving credit facility of $1.4 million offset by proceeds from stock issued under our employee stock purchase plan. Net cash used in financing activities for the six months ended June 30, 2014 consists of the $40.0 million repayment of debt for the early extinguishment of our financing agreement with Healthcare Royalty in May 2014, offset by a $7.0 million working capital advance from Endo Ventures pursuant to our May 2014 Supply Agreement, and proceeds from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan.
Our sources of liquidity include our cash balances and cash receipts from contract manufacturing for Sumavel DosePro. Through June 30, 2015, we received aggregate net cash proceeds of approximately $419.0 million from the sale of shares of our preferred and common stock, and in August 2015, we completed a public offering of 5,462,500 shares of our common stock and received net proceeds of approximately $92.0 million. As of June 30, 2015, we had $77.4 million in cash and cash equivalents. Other potential sources of near-term liquidity include equity offerings, debt or other financing, and entering into licensing arrangements for ZX008 and/or Relday.
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
We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product candidates, if approved. We expect our expenses to decrease from prior levels due to our recent business divestiture and to remain relatively sta ble over the next few years as we continue to advance ZX008 and Relday through clinical development.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2015 consisted of cash and money market funds. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds, and due to their short-term nature, we believe that there is no material exposure to interest rate risk.
Equity Price Risk

Our short-term investments as of June 30, 2015 consisted of Pernix Therapeutics common stock. These investments are available-for-sale at the conclusion of a six month lock-up period, are actively traded on the Nasdaq Global Market and are subject to risk based on the trading price of the stock. Fluctuations in the market price of publicly traded securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors. A change in the prevailing market price of Pernix Therapeutics common stock may cause the value of our short-term  investments to fluctuate. Based on the last reported sale price on June 30, 2015 of Pernix Therapeutics common stock on the Nasdaq Global Market, a change of 10% in the market price of Pernix Therapeutics common stock would result in a change to the fair value of our short-term investments by approximately $0.9 million. Because the market price for this investment is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of the investment may differ significantly from the reported amount. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated in U.S. dollars for at least the next few years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling. Foreign currency gains and losses associated with these expenditures have not been significant to date. Currently, we do not hedge our foreign currency exchange rate risk, however, substantially all of these purchases are made in connection with our supply agreement with Endo, which reimburses all associated costs, including those paid in foreign currency, plus a 2.5% markup. As a result, we believe the risk of financial exposure from transacting in foreign currencies is adequately mitigated.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products after approval.

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

The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome. Based upon recent feedback from the FDA, we expect to submit an investigational new drug, or IND, application for ZX008 as an adjunctive treatment in Dravet Syndrome to the FDA in August 2015 to initiate a Phase 3 efficacy and safety study in approximately 100 Dravet syndrome patients during the fourth quarter of 2015 in the United States. We also expect to submit Clinical Trial Applications, or CTAs, for ZX008 to initiate an identical study commencing in the first quarter of 2016 in Europe. Eligible subjects from these two studies will have the option to enter a long-term open label extension protocol. We do not know whether any of our other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all.

We initiated clinical testing for Relday in patients with schizophrenia in July 2012 and announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated in the Phase 1 trial, we extended the study to include an additional dose of the same formulation and announced positive top-line results in May 2013. The results for the extended Phase 1 clinical trial showed risperidone blood concentrations in the therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality was demonstrated across the full dose range studied. In March 2015, we began a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies.

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

Fast Track designation for ZX008, if obtained, may not lead to a faster development or review process.

We intend to seek a Fast Track designation for ZX008 in the United States. The Fast Track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Unique to a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA has broad discretion is determining whether to grant a Fast Track designation for a drug. Obtaining a Fast Track designation does not change the standards for product approval, but may expedite the development or approval process. There is no assurance that the FDA will grant such designation. Even if the FDA does grant such designation for ZX008, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that ZX008 will receive marketing approval in the United States.

We have limited sales and marketing resources, and we may not be able to effectively market and sell our products.

As a result of the sale of our Zohydro® ER business in April 2015, we do not currently have an organization for sales, marketing and distribution of pharmaceutical products, and we must build this organization or make arrangements with third parties to perform these functions in order to commercialize any products that we successfully develop and for which we obtain regulatory approvals. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We will also face competition in our search for collaborators and potential co-promoters. To the extent we may rely on third parties to co-promote or otherwise commercialize any product candidates that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product candidates, they may be unable to devote the resources necessary to realize the full commercial potential of our products.

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

If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. Diacomit (stiripentol) by Laboratoires Biocodex has been approved and is being commercialized as an adjunctive therapy (in combination with sodium valproate and clobazam) for the treatment of Dravet Syndrome in the European Union, Canada, and Japan; stiripentol, while not yet approved by FDA, is available to patients in the United States via the FDA’s Personal Importation Policy. Epidiolex, which is being developed by GW Pharmaceuticals, has received an orphan designation by the EMA and fast track status by the FDA for the treatment of Dravet syndrome. In April 2015, GW Pharmaceuticals initiated a second Phase 3 clinical trial for Epidiolex, a cannabanoid drug. Insys Therapeutics has advanced its pharmaceutical cannabinoid program, which has received orphan drug designation and fast track status by the FDA for use of cannabidiol as a potential treatment for Dravet syndrome. Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which are acute prolonged seizures that can be associated with Dravet syndrome, as well as other seizure conditions.

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, Invega Sustenna and Invega Trinza marketed by Johnson & Johnson, Zyprexa Relprevv marketed by Eli Lilly & Company, and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Alkermes, Braeburn Pharmaceuticals, Laboratorios Farmaceuticos Rovi SA, Novartis AG, and Indivior PLC, each of which has announced they are developing long-acting antipsychotic product candidates. In May 2015, Janssen Pharmaceuticals announced that FDA approved Invega Trinza, a three-month long-version of paliperidone palmitate, for the treatment of schizophrenia in patients adequately treated with Invega Sustenna for at least four months. Also in May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug formulation of risperidone for the treatment of schizophrenia that is intended to require once-monthly dosing.

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

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the years ended December 31, 2014, 2013 and 2012, we incurred net income (loss) of $8.6 million, $(80.9) million and $(47.4) million, respectively, our net cash used in operating activities was $(80.8) million, $(44.9) million and $(52.2) million, respectively, and, at June 30, 2015, our accumulated deficit was $(352.1) million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the development for ZX008 and Relday. Our ability to generate revenues from our Sumavel DosePro contract manufacturing services or any of our product candidates will depend on a number of factors including, in the case of Sumavel DosePro contract manufacturing services, the factors described in risk factors below and, in the case of our product candidates, including ZX008 and Relday, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.

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

If our contract manufacturers or suppliers are unable to provide the quantities of our product candidates required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our products, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We conducted prior clinical trials under agreements with third-party CROs, and we anticipate that we may enter into agreements with third-party CROs in the future regarding ZX008, Relday or any of our other product candidates. We rely heavily on these parties for the execution of our clinical trials and pre-clinical studies, and control only certain aspects of their activities.

Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with good clinical practice, or GCP, requirements for clinical studies of our product candidates, and good laboratory practice, or GLP, requirements for certain pre-clinical studies. The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional pre-clinical studies or clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate additional revenues could be delayed.

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
Pursuant to the asset purchase agreement with Pernix that we entered into in March 2015, or the Pernix asset purchase agreement, in addition to the consideration received of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, we also received stock consideration in the amount of 1,682,096 shares of Pernix’s common stock. We are not permitted to sell such stock under the Pernix asset purchase agreement for six months from the closing date of the sale, and the value of such stock is subject to change based on fluctuations in the market value of Pernix’s common stock. Further, Pernix purchased $0.9 million of Zohydro ER inventory, and we recognized consideration of $2.1 million based on percentage of purchase discounts received by the Pernix based on an assigned supply agreement.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of June 30, 2015, we employed 56 full-time employees. Of the full-time employees, 6 were engaged in sales and marketing, 8 were engaged in manufacturing operations, 17 were engaged in product development, quality assurance and clinical and regulatory activities and 25 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
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
Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues we have generated have been in U.S. dollars. For the year ended December 31, 2014, $20.4 million (based on exchange rates as of December 31, 2014) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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
We intend to market certain of our product candidates outside of the United States. For example, ZX008 has recently received orphan drug designation in Europe, and we expect to initiate a Phase 3 clinical trial during the first quarter of 2016 in Europe. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks. For example, in the European Economic Area (comprised of 27 European Union, or EU, member states plus Iceland, Liechtenstein, and Norway), we can take advantage of the hybrid application pathway of the EU Centralized Procedure, which is similar to the FDA’s 505(b)(2) pathway. Hybrid applications may rely in part on the results of pre-clinical tests and clinical trials contained in the authorization dossier of the reference product, but must be supplemented with additional data. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, or any potential partner, may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
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
Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage.
In connection with the reporting of our financial condition and results of operations, we are required to make estimates and judgments which involve uncertainties, and any significant differences between our estimates and actual results could have an adverse impact on our financial position, results of operations and cash flows.
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and do not reflect the presentation of our Zohydro® ER business as a discontinued operation, or the effect of the July 1, 2015 reverse stock split. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Any significant differences between our actual results and our estimates and assumptions could negatively impact our financial position, results of operations and cash flows.
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
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2015 and our projected contract manufacturing revenues will be sufficient to fund our operations through at least the next 12 months. We may need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

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
We may need to raise additional funds through public or private equity offerings, including through debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities.
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
ZX008, Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials. The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome at a single academic medical institution in Belgium. Based upon feedback from the FDA we expect to submit an IND in the third quarter of 2015 to initiate a Phase 3 efficacy trial for ZX008 and to initiate the Phase 3 study in the fourth quarter of 2015. In addition, we plan to  submit CTAs in Europe to initiate an identical Phase 3 efficacy study. Each study will enroll about 100 Dravet syndrome patients. We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation and announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension positioned us to begin a multi-dose clinical trial, which will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We started this multi-dose clinical trial in the first half of 2015 and we expect top-line pharmacokinetic data to be available by the end of the third quarter of 2015.
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
If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is generally entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug to treat the same rare disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
The orphan drug exclusivity may not effectively protect the product from competition in the United States because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted exclusivity, the FDA and EMA can subsequently approve the same drug for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

ZX008, Relday and our other product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent approval or result in post-approval regulatory action.

If we or others identify undesirable side effects, or other previously unknown problems, caused by our products, other products or our product candidates with the same or related active ingredients, during development or after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may not permit us to initiate our studies or could put them on hold;

•	regulatory authorities may not approve, or may withdraw their approval of the product;

•	regulatory authorities may require us to recall the product;

•	regulatory authorities may add new limitations for distribution and marketing of the product;

•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered or modify the product in some other way;

•	we may be required to implement a REMS program;

•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
In our ongoing Phase 1b multi-dose clinical trial for Relday with 59 enrolled subjects, there have been three reports of elevated liver enzymes in subjects taking Relday. Increases in hepatic enzymes were noted to affect < 2% of Risperdal Consta subjects in clinical trials for registration. The elevations were considered a serious and unexpected adverse event in one subject. High levels of liver enzymes may indicate liver problems or damage, which may be part of the subjects underlying disease, or an unrelated disease, or it may be related to Relday.
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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments added Section 505(b)(2) to the .S. Federal Food, Drug, and Cosmetic Act Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on safety and effectiveness data not developed by the filer of the NDA. We plan to submit an NDA for Relday under Section 505(b)(2), and as such, the NDA will rely, in part, on the FDA's previous findings of safety and effectiveness for risperidone. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.
Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for Relday, the FDA may still require us to perform additional studies or measurements to support approval. In addition, the FDA's interpretation and use of Section 505(b)(2) has been controversial and has previously been challenged in court, but without a definitive ruling on the propriety of the FDA's approach. Future challenges, including a direct challenge to the approval of our products and product candidates, may be possible and, if successful, could limit or eliminate our ability to rely on the Section 505(b)(2) pathway for the approval of Relday and our other product candidates. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of Relday and our other product candidates, such as ZX008.

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
The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged.

If we do not comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

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

There are currently no issued patents covering ZX008 and there is no guarantee that any of the pending applications will issue as patents. The API in ZX008 is generic and as such not subject to patent protection. The initial applications covering methods of treatment using ZX008 were acquired by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the matter might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling the matter may not have been completely familiar with U.S. patent law or the patent law in various countries possibly resulting in inadequate disclosure and/or filing of applications at times which do not meet appropriate priority requirements. All of these factors and others could result in the inability to obtain the issuance of these applications in the United States or elsewhere in the world.
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

As of June 30, 2015, our patent portfolio included 23 issued U.S. patents, 4 pending U.S. patent applications, 45 issued foreign patents and 6 pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Thirteen of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489, 8,343,130, 8,663,158 and 8,715,259 are expected to expire in 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022, 2024, 2022, 2022 and 2023, respectively. U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007 and 8,287,489 cover systems with a cap and latch mechanism; U.S. Patent Nos. 7,901,385, 8,267,903 and 8,715,259 encompass various embodiments of the casing for enclosing the injection systems; U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules; 8,491,524 and 8,663,158 relates to a drug capsule filled with a formulation purged with an inert gas; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the system as used in the Sumavel DosePro system. Upon the expiration of these patents, we will lose the right to exclude others from practicing the claimed inventions. Additionally, eleven of these thirteen patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro. The expiration of the Orange Book listed patents will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Durect, and we have limited control over the amount or timing of resources Durect devotes on our behalf or the priority they place on enforcing these patent rights.

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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the six months ended June 30, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $9.36 to a high sale price of $15.68 (which sale prices give effect to the reverse split of our common stock effected on July 1, 2015). This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then- current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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
None.
Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1†(7)	Amendment to Asset Purchase Agreement, dated April 23, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

2.2 (7)	Amendment to Asset Purchase Agreement, dated April 23, 2015, by and among Zogenix, Inc., Pernix Ireland

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.7(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.8(6)	Warrant dated December 30, 2014 issued by the Registrant to Oxford Finance LLC

4.9(6)	Warrant dated December 30, 2014 issued by the Registrant to Silicon Valley Bank

10.1(7)	First Amendment to Loan and Security Agreement, dated April 23, 2015, by and among the Registrant, Oxford Finance LLC, as collateral agent for the Lenders (as defined therein) and Silicon Valley Bank

10.2 #(8)	General Release of Claims, dated April 23, 2015, by and between the Registrant and Roger L. Hawley

10.3 #(8)	Annual Incentive Plan as amended and restated effective April 27, 2015

10.4#	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.

10.5#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.

10.6#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Thierry Darcis

10.7#	Independent Director Compensation Policy as amended and restated effective April 23, 2015

10.8	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.

(6)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(7)	Filed with the Registrant’s Current Report on Form 8-K on April 28, 2015.

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2015.

†	Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission
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

ZOGENIX, INC.

Date:	August 10, 2015	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2015	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)