Form 10-Q
period 2015-09-30
ZOGENIX, INC.
filed 2015-11-09
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2015 was 24,761,000.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,683	$42,205
Restricted cash	10,001	8,500
Short-term investments	5,129	—
Trade accounts receivable, net	3,906	6,078
Inventory	10,341	11,444
Prepaid expenses	1,579	457
Other current assets	3,203	2,098
Current assets of discontinued operations	3,782	7,196
Total current assets	200,624	77,978
Property and equipment, net	9,537	10,618
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	2,664	2,832
Noncurrent assets of discontinued operations	4	2,673
Total assets	$321,563	$202,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,328	$4,742
Accrued expenses	5,336	6,016
Accrued compensation	2,880	3,157
Accrued income taxes	3,535	—
Common stock warrant liabilities	5,954	5,093
Revolving credit facility	—	1,450
Long-term debt, current portion	4,724	—
Deferred revenue	1,116	1,472
Current liabilities of discontinued operations	5,153	22,307
Total current liabilities	35,026	44,237
Note payable	2,737	2,461
Long term debt	14,750	19,242
Deferred revenue, less current portion	6,320	7,063
Contingent purchase consideration	51,100	53,000
Deferred income taxes	20,500	20,500
Other long-term liabilities	1,316	1,053
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized at September 30, 2015 and December 31, 2014; 24,761 and 19,170 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25	19
Additional paid-in capital	556,463	456,920
Accumulated deficit	(366,674)	(401,660)
Total stockholders’ equity	189,814	55,279
Total liabilities and stockholders’ equity	$321,563	$202,835
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Contract manufacturing revenue	$8,860	$4,225	$19,044	$6,463
Net product revenue	—	—	—	9,840
Service and other product revenue	260	658	2,057	2,705
Total revenue	9,120	4,883	21,101	19,008
Operating (income) expense:
Cost of contract manufacturing	7,780	3,986	17,506	5,921
Cost of goods sold	—	—	—	5,262
Royalty expense	106	72	249	511
Research and development	7,919	2,912	19,310	8,616
Selling, general and administrative	5,696	7,213	19,547	28,865
Change in fair value of contingent consideration	(300)	—	(1,900)	—
Impairment of long-lived assets	—	—	—	838
Net gain on sale of business	—	—	—	(79,980)
Total operating (income) expense	21,201	14,183	54,712	(29,967)
Income (loss) from operations	(12,081)	(9,300)	(33,611)	48,975
Other income (expense):
Interest income	33	6	47	18
Interest expense	(751)	(84)	(2,306)	(2,999)
Loss on short-term investments	(5,485)	—	(5,485)	—
Loss on early extinguishment of debt	—	—	—	(1,254)
Change in fair value of warrant liabilities	(296)	7,948	(861)	26,418
Change in fair value of embedded derivatives	—	—	—	(14)
Other income (expense)	103	14	(55)	(39)
Total other income (expense)	(6,396)	7,884	(8,660)	22,130
Net income (loss) from continuing operations before income taxes	(18,477)	(1,416)	(42,271)	71,105
Benefit (expense) for income taxes	5,496	(45)	12,428	(45)
Net income (loss) from continuing operations	(12,981)	(1,461)	(29,843)	71,060
Discontinued operations:
Income (loss) from discontinued operations	(1,635)	(11,364)	64,829	(41,952)
Net income (loss)	$(14,616)	$(12,825)	$34,986	$29,108
Basic net income (loss) per share:(1)
Continuing operations	$(0.57)	$(0.08)	$(1.47)	$4.06
Discontinued operations	(0.07)	(0.64)	3.19	(2.40)
Total	$(0.65)	$(0.73)	$1.72	$1.66
Diluted net income (loss) per share:(1)
Continuing operations	$(0.57)	$(0.08)	$(1.47)	$2.51
Discontinued operations	(0.07)	(0.64)	3.19	(2.34)
Total	$(0.65)	$(0.73)	$1.72	$0.17
Weighted average shares outstanding, basic	22,613	17,630	20,332	17,513
Weighted average shares outstanding, diluted	22,613	17,630	20,332	17,909
Statements of Comprehensive Income (Loss)
Net income (loss)	$(14,616)	$(12,825)	$34,986	$29,108
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(3,933)	—	(5,485)	—
Reclassification of other-than-temporary loss on available-for-sale securities included in net income (loss)	5,485	—	5,485	—
Comprehensive income (loss)	$(13,064)	$(12,825)	$34,986	$29,108
(1) The sum of net income (loss) per share amounts may not equal the totals due to rounding.
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$34,986	$29,108
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	5,821	7,334
Stock-based compensation, restructuring	160	—
Depreciation and amortization	1,234	1,227
Amortization of debt issuance costs and non-cash interest charges	684	370
Accrued income taxes	3,535	—
Loss on early extinguishment of debt	—	1,254
Impairment loss on investments	5,485	—
Gain on sale of business	(89,099)	(79,980)
Loss on impairment of long-lived assets	—	838
Change in fair value of warrant liabilities	861	(26,418)
Change in fair value of embedded derivatives	—	14
Change in fair value of contingent purchase consideration	(1,900)	—
Changes in operating assets and liabilities:
Trade accounts receivable	4,918	779
Inventory	3,029	(9,335)
Prepaid expenses and other current assets	(2,299)	(10,595)
Other assets	999	(4,978)
Accounts payable and accrued expenses	(11,605)	2,377
Deferred rent	(26)	—
Deferred revenue	(7,635)	16,761
Net cash used in operating activities	(50,852)	(71,244)
Investing activities:
Purchases of property and equipment	(214)	(85)
Proceeds from sale of business	80,926	89,624
Change in restricted cash from sale of business	(1,501)	(8,500)
Net cash provided by investing activities	79,211	81,039
Financing activities:
Proceeds of working capital advance	—	7,000
Repayment of revolving credit facility	(1,450)	—
Repayment of debt	—	(40,041)
Proceeds from exercise of common stock options and warrants	1,435	1,508
Proceeds from issuance of common stock, net	92,134	244
Net cash provided by (used in) financing activities	92,119	(31,289)
Net increase (decrease) in cash and cash equivalents	120,478	(21,494)
Cash and cash equivalents at beginning of period	42,205	72,021
Cash and cash equivalents at end of period	$162,683	$50,527
See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
Zogenix, Inc. (the Company) is a pharmaceutical company committed to developing and commercializing central nervous system therapies that address specific clinical needs for people living with orphan and other central nervous system disorders who need innovative treatment alternatives to help them return to normal daily functioning. The Company was incorporated in the state of Delaware on May 11, 2006 as SJ2 Therapeutics, Inc. and commenced operations on August 25, 2006. On August 28, 2006, the Company changed its name to Zogenix, Inc.
On May 16, 2014, the Company sold its Sumavel DosePro business to Endo Ventures Bermuda and Endo Ventures Limited (collectively, Endo). In connection with the sale, the Company entered into a supply agreement under which the Company performs contract manufacturing services to provide Sumavel DosePro product exclusively to the purchaser subsequent to the sale.
On April 24, 2015, the Company sold its Zohydro ER business, including the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER to Ferrimill Limited (Ferrimill), a wholly-owned subsidiary or Pernix Therapeutics Holdings, Inc. (Pernix Therapeutics), and received $80,000,000 in cash, $10,000,000 of which was placed in escrow, plus approximately $926,000 for Zohydro ER finished goods inventory acquired by the purchaser. Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations as a result of this sale. See Note 5, Sale of Zohydro ER business, for additional information on the divestiture of the Company's Zohydro ER product line. All prior period Zohydro ER business information herein has been recast to conform to this presentation.
On July 1, 2015, the Company effected a 1-for-8 reverse stock split of its common stock and changed its authorized shares of common stock to 50,000,000. All historical per share information presented herein has been adjusted to reflect the effect of the reverse stock split and change to authorized shares of common stock.
On August 5, 2015, the Company completed a public offering of 5,462,500 shares of its common stock at a public offering price of $18.00 per share, including the option to purchase an additional 712,500 shares granted to the underwriters. The shares were registered pursuant to a registration statement on Form S-3 filed on November 6, 2014. The Company received net proceeds of approximately $92,000,000, after deducting underwriting discounts and commissions and offering-related transaction costs.
In its report on our consolidated financial statements for the year ended December 31, 2014, the Company's independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Subsequent to the issuance of our accounting firm's report dated March 11, 2015, we sold our Zohydro ER business and received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months. Also, approximately 100 sales and marketing employees transitioned to Pernix in conjunction with the divestiture. In addition, we raised $92.0 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs, from a public offering of our common stock in August 2015. As a result, we are currently operating with an improved cash position and at lower expense levels than previously forecast.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2015, along with our projected manufacturing revenues will be sufficient to fund our operations for at least the next twelve months.

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
Restricted Cash
In connection with its sale of the Zohydro ER business in April 2015, the Company has $10,001,000 of cash in escrow as of September 30, 2015 to fund potential indemnification claims for a period of 12 months from the closing date of the sale.
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
Short-term Investments

Short-term investments consist of shares of Pernix Therapeutics common stock received as partial consideration for the purchase of the Zohydro ER business. The investments are subject to restrictions over disposition, pledging or assignment for six months after the closing date of the Zohydro ER sale as specified in the related asset purchase agreement the Company entered into with Pernix Ireland Limited and Pernix Therapeutics (together with Pernix Ireland Limited, Pernix) dated March 10, 2015 (the Asset Purchase Agreement).
Management has classified these short-term investments as available-for-sale when acquired and evaluates such classification as of each balance sheet date. Short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss, a component of stockholders’ equity. Realized gains and losses and declines in fair value considered to be other-than-temporary are included in investment income (loss) on the consolidated statements of operations and comprehensive income (loss) and a new accounting cost basis for the investment is established.
The Company evaluates its short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its short-term investments, common stock warrant liabilities and contingent purchase consideration within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2015
Assets
Cash equivalents(1)	$160,237	—	—	$160,237
Short-term investments(2)	$—	—	5,129	$5,129
Liabilities
Common stock warrant liabilities(3)	$—	—	5,954	$5,954
Contingent purchase consideration (4)	$—	—	51,100	$51,100
At December 31, 2014
Assets
Cash equivalents(1)	$8,021	—	—	$8,021
Liabilities
Common stock warrant liabilities(3)	$—	—	5,093	$5,093
Contingent purchase consideration (4)	$—	—	53,000	$53,000

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheets.

(2)
Short-term investments consist of Pernix Therapeutics common stock which was acquired in conjunction with the sale of the Zohydro ER business in April 2015. The Company ascertains fair value of short-term investments by using quoted prices for Pernix Therapeutics' common stock on a publicly traded market (a Level 1 input) less a lack of marketability discount on the fair value of the investments due to restrictions on when the Company can trade the securities. The Company considers the inputs used to calculate the lack of marketability discount Level 3 inputs and, as a result, categorized the short-term investments as Level 3.  The lack of marketability discount was determined by using an "Average-Strike Put Option Model of the Marketability Discount" to value a hypothetical put option to approximate the reduction in value of the stock until the restriction ends. Inputs used to derive the discount included an estimation of the amount of time that the stock will be held subject to trading restrictions based on contracted lock-up period, expected volatility of the stock over the term of the remaining trading restrictions, and assumed lack of dividends during the restriction period. An increase in any of these inputs would increase the discount for lack of marketability and thereby reduce the overall fair value of the short-term investments. As of September 30, 2015, the gross fair value of short-term investments was $5,300,000, and the lack of marketability discount was $200,000.  During the three months and nine months ended September 30, 2015, other comprehensive income (loss) included unrealized losses of $3,900,000 and $5,500,000, respectively, and an impairment charge of $5,500,000 which is recorded as loss on short-term investments in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015.

(3)
Common stock warrant liabilities are associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 9) and warrants issued in connection with the financing agreement entered into with Healthcare Royalty Partners (Healthcare Royalty), dated June 30, 2011, (the Healthcare Royalty financing agreement), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, and (b) an expected volatility rate using the Company's historical volatility through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement. The change in the fair value of the common stock warrant liabilities as of September 30, 2015 was primarily driven by the increase in the market price of the Company's common shares at September 30, 2015 as compared against December 31, 2014 measurement dates.

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

	Short-term Investments	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2014	$—	$53,000	$5,093
Additions	10,614	—	—
Changes in fair value	(5,485)	(1,900)	861
Balance at September 30, 2015	$5,129	$51,100	$5,954
The changes in fair value of the short-term investments shown in the table that are unrealized above are recorded through other comprehensive loss on the consolidated balance sheet. Realized changes in fair value of the short-term investments and other than temporary impairment charges are shown as loss on short-term investments in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration in operating expenses and change in fair value of warrant liabilities in other income (expense) in the consolidated statements of operations and comprehensive income (loss).
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.
Potentially dilutive common shares consist of shares issuable under equity awards and warrants. Potentially dilutive common shares from equity awards and warrants are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and warrants and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. For purposes of this calculation, equity awards and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.
The following table presents the computation of basic and diluted net income (loss) per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015		2014
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net income (loss), basic	$(12,981)	$(1,635)	$(1,461)	$(11,364)
Effect of dilutive securities:
Common stock warrants	—	—	—	—
Equity awards	—	—	—	—
	—	—	—	—
Net income (loss), diluted	$(12,981)	$(1,635)	$(1,461)	$(11,364)

Denominator
Weighted average common shares outstanding, basic	22,613	22,613	17,630	17,630
Effect of dilutive securities:
Common stock warrants	—	—	—	—
Equity awards	—	—	—	—
Dilutive potential shares of common stock	—	—	—	—
Weighted average common shares outstanding, diluted	22,613	22,613	17,630	17,630

Basic net income (loss) per share	$(0.57)	$(0.07)	$(0.08)	$(0.64)
Diluted net income (loss) per share	$(0.57)	$(0.07)	$(0.08)	$(0.64)

	Nine Months Ended September 30,
	2015		2014
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net income (loss), basic	$(29,843)	$64,829	$71,060	$(41,952)
Effect of dilutive securities:
Common stock warrants	—	—	(26,021)	—
Equity awards	—	—	—	—
	—	—	(26,021)	—
Net income (loss), diluted	$(29,843)	$64,829	$45,039	$(41,952)

Denominator
Weighted average common shares outstanding, basic	20,332	20,332	17,513	17,513
Effect of dilutive securities:
Common stock warrants	—	—	396	396
Equity awards	—	—	—	—
Dilutive potential shares of common stock	—	—	396	396
Weighted average common shares outstanding, diluted	20,332	20,332	17,909	17,909

Basic net income (loss) per share	$(1.47)	$3.19	$4.06	$(2.40)
Diluted net income (loss) per share	$(1.47)	$3.19	$2.51	$(2.34)
There were 1,786,000 and 471,000 dilutive securities (in common stock equivalent shares) from common stock options and restricted stock units excluded from the calculation of diluted net income (loss) during the three and nine months ended September 30, 2015, respectively, because to include them would be anti-dilutive. There were 7,000 and 1,239,000 dilutive securities (in common stock equivalent shares) from common stock options excluded from the calculation of diluted net income (loss) during the three and nine months ended September 30, 2014, respectively, because to include them would be anti-dilutive. There were 32,000 common stock warrants (in common stock equivalent shares) excluded from the calculation of diluted net income (loss) during the three months ended September 30, 2015 because to include them would be anti-dilutive.
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
Revenue Recognition
The Company recognized revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. The Company also recognizes revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. The Company defers recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales history of Zohydro ER.
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
Given the limited sales history of Zohydro ER, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER is dispensed through patient prescriptions or expiration of the right of return. The Company estimates Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, the Company did not have a significant history estimating the number of patient prescriptions dispensed. If the Company underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as the Company records sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue is recognized. The Company is responsible for returns for product sold prior to the sale of the business on April 24, 2015 and for rebates, chargebacks, and related Health Care Reform fees for product sold until July 8, 2015 per terms of the Asset Purchase Agreement. Revenue for Zohydro ER is included in discontinued operations in the consolidated statement of operations and comprehensive income (loss).
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

3. Short-term Investments

Short-term investments consist of shares of Pernix Therapeutics' common stock acquired in April 2015 as partial consideration for the purchase of the Zohydro ER business. The investments were subject to restrictions over disposition, pledging or assignment for six months after the closing date of the Zohydro ER sale as specified in the related Asset Purchase Agreement. Amortized cost represents the fair value at the date of acquisition as determined by the publicly traded quoted market price per share less a discount for lack of marketability, which is updated at each reporting date based on remaining contracted lock-up period, expected volatility of the stock over the term of the remaining trading restrictions, and assumed lack of dividends, and any other than temporary impairment recognized.

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Equity securities, available for sale	$5,129	$—	$5,129

The Company evaluates its short-term investments to assess whether any unrealized loss position is other than temporarily impaired at each reporting period. Impairment is considered to be other than temporary if it is likely that the Company will sell the investments before the recovery of the cost basis. Realized gains, losses, and declines in value judged to be other than temporary is reported in investment income (loss) in the consolidated statements of operations and comprehensive income (loss). The Company recorded other than temporary impairment charges of $5,485,000 for the three and nine months ended September 30, 2015.

4.	Inventory

Inventory consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$3,033	$3,453
Work in process	7,308	7,991
Total	$10,341	$11,444

5.	Sale of Zohydro ER business

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
The Company received consideration of $80,000,000 in cash, $10,000,000 of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10,614,000 in Pernix Therapeutics common stock. Further, Ferrimill purchased $926,000 of Zohydro ER inventory. The Company also received consideration due based on percentage of purchase discounts received by Ferrimill through September 30, 2015 based on an assigned supply agreement of $2,057,000 which is recorded as current assets of discontinued operations in the consolidated balance sheet at September 30, 2015. The Company has agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5,000,000.
In addition to the cash payment paid at closing, the Company is eligible to receive additional cash payments of up to

$283,500,000 based on the achievement of pre-determined milestones, including a $12,500,000 payment upon approval by the U.S. Food and Drug Administration of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271,000,000 in potential sales milestones, as well as a percentage of purchase discounts received by Ferrimill based on an assigned supply agreement up to a total of $2,400,000, of which $2,057,000 has been received as of September 30, 2015. The purchaser will assume responsibility for the Company's obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date. The Company retained all liabilities and certain assets associated with the Zohydro ER business arising prior to the sale.
The net gain on sale of the Zohydro ER business totaling $73,101,000 was calculated as the difference between the fair value of non-contingent consideration received for the business and the carrying value of the net assets transferred to Ferrimill. The net gain on sale of business may be adjusted in future periods by the contingent consideration based upon the achievement of pre-determined regulatory approval and sales milestones and eligible purchase discounts received by the acquirer.
The following summarizes the gain on sale (in thousands):

Non-contingent consideration received	$93,597
Carrying value of assets transferred to Ferrimill	(2,532)
Transaction costs	(1,966)
Net gain on sale of business before income tax	89,099
Income tax expense (see Note 11)	(15,998)
Net gain on sale of business	$73,101

As a result of the Company's strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and the consolidated balance sheet as of December 31, 2014 have been retrospectively revised to reflect the financial results from the Zohydro ER business, and the related assets and liabilities, as discontinued operations. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Zohydro ER business. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the Zohydro ER business do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.
The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Discontinued operations	2015	2014	2015	2014
Revenues:
Net product revenue	$1,280	$3,914	$10,459	$6,624

Operating expenses:
Cost of product sold	182	706	2,134	1,201
Royalty expense	77	353	785	712
Research and development	(232)	2,377	5,596	4,331
Selling, general and administrative	472	11,842	14,706	42,332
Restructuring expense	20	—	588	—
Gain on sale of business	(46)	—	(89,099)	—
Total operating (income) expense	473	15,278	(65,290)	48,576
Other income	78	—	5,078	—
Net income (loss) from discontinued operations before tax	885	(11,364)	80,827	(41,952)
Income tax expense	(2,520)	—	(15,998)	—
Net income (loss) from discontinued operations	$(1,635)	$(11,364)	$64,829	$(41,952)
The following table summarizes the assets and liabilities of discontinued operations as of September 30, 2015 and December 31, 2014 related to the Zohydro ER business (in thousands):

	September 30, 2015	December 31, 2014
Assets
Current assets
Trade accounts receivable	$53	$2,799
Inventory	69	1,995
Prepaid expenses and other current assets	3,660	2,402
Total current assets of discontinued operations	3,782	7,196
Other assets	4	2,673
Total assets of discontinued operations	$3,786	$9,869
Liabilities
Current liabilities
Accounts payable	$384	$3,781
Accrued expenses	4,181	9,470
Accrued compensation	—	1,933
Deferred revenue	588	7,123
Total current liabilities of discontinued operations	5,153	22,307
Total liabilities of discontinued operations	$5,153	$22,307
Total stock-based compensation related to discontinued operations was $905,000 and $1,400,000 for the nine months ended September 30, 2015 and 2014, respectively. Total amortization expense related to discontinued operations was $166,000 and $333,000 for the nine months ended September 30, 2015 and 2014, respectively.
6. Restructuring

In April 2015, the Company committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. The Company reduced its workforce by an additional 16 employees as a result of the divestiture. The Company recorded charges totaling $20,000 for the three months ended September 30, 2015 and $588,000 for the nine months ended September 30, 2015 consisting of one-time termination benefits in connection with the restructuring plan, which are reflected in restructuring expense for the period in net income from discontinued operations on the consolidated statement of operations and comprehensive income (loss).
The following table sets forth activity of the restructuring liability for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$—
Costs incurred and charged to expense	588
Payments	(588)
Balance at September 30, 2015	$—

7. Contractual Agreements
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
In June 2015, the Company and Valeant entered into a Termination and Mutual Release Agreement, whereby the Co-Promotion Agreement terminated on June 12, 2015. In connection with the termination, Valeant made a one-time payment to the Company totaling $500,000, which was recorded as service and other product revenue in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2015.
Purdue Pharma L.P. Waiver Agreement
On October 29, 2014, the Company entered into a waiver agreement (the Waiver Agreement) with Purdue Pharma L.P. (Purdue) in which the Company granted a waiver to Purdue of the three-year Hatch-Waxman regulatory exclusivity period with respect to NDA 202880 for Zohydro ER in support of Purdue’s single-entity, extended-release hydrocodone product Hysingla ER® and any single-entity, once-daily hydrocodone successor products or NDAs filed by Purdue (the Purdue Products). In addition, Purdue granted the Company a waiver of the Hatch-Waxman regulatory exclusivity period with respect to Purdue Products in support of our single-entity, twice-a-day hydrocodone product, including Zohydro ER and any successor products with any abuse deterrent properties or labeling claims. Under the terms of the Waiver Agreement, Purdue (i) paid the Company $5,000,000 in November 2014, (ii) paid the Company $5,000,000 in June 2015, and (iii) will pay a percentage royalty in the low single-digits on Purdue’s net sales of Purdue Product commencing on October 1, 2015 and ending on October 25, 2016, only to the extent such royalty payment by Purdue in the aggregate would exceed $5,000,000 and then only with respect to royalties in excess of such amount.
The Company recognized the first $5,000,000 payment when received in 2014. The second installment payment, due July 1, 2015, was recognized as other income when received in June 2015, and is reflected in net income from discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2015. The Company will record any future royalties when earned as a component of discontinued operations in accordance with terms of the Waiver Agreement.

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

Amended Facility Lease Agreement
On July 20, 2015, the Company entered into an amended lease to extend the term of the original lease to November 30, 2022 and add 9,916 rentable square feet to the existing 12,118 rentable square feet previously leased by the Company in Emeryville, California. The amendment also contains an option for the Company to expand its space leased from the landlord under certain conditions, as well as a renewal option for an additional five year term upon the expiration date. The lease amendment was effective as of July 16, 2015, and the Company took possession of the additional space leased on October 1, 2015. Rental payments under the amended lease total $6,800,000, and the Company will also pay a portion of common area and pass-through expenses in excess of base year amounts.

8.	Reverse Stock Split and Public Offering

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

In August 2015, the Company completed a public offering of 5,462,500 shares of its common stock at a public offering price of $18.00 per share, including the option to purchase 712,500 additional shares granted to the underwriters. The shares were registered pursuant to a registration statement on Form S-3 filed on November 6, 2014. The Company received net proceeds of approximately $92,000,000, after deducting underwriting discounts and commissions and offering-related transaction costs.

9.	Common Stock Warrant Liability
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 1,973,025 shares of common stock (including over-allotment purchase) and at September 30, 2015 warrants to purchase 1,901,931 shares of common stock are outstanding. The warrants are exercisable at an exercise price of $20.00 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). During the three and nine months ended September 30, 2015, no warrants to purchase shares of common stock were exercised that were classified as liabilities, and during the year ended December 31, 2014, warrants to purchase 58,156 shares of common stock were exercised. The Company recognized no proceeds from the exercise of these warrants during the three and nine months ended September 30, 2015 and $1,163,000 in proceeds from the exercise of warrants during the three and nine months ended September 30, 2014. The fair value of the warrants outstanding was approximately $5,840,000 and $4,978,000 as of September 30, 2015 and December 31, 2014, respectively.
In July 2011, upon the closing of and in connection with the Healthcare Royalty financing agreement, the Company issued to Healthcare Royalty a warrant exercisable into 28,125 shares of common stock. The warrant is exercisable at $72.00 per share of common stock and has a term of ten years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $114,000 and $115,000 as of September 30, 2015 and December 31, 2014, respectively.

10.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk free interest rate	1.6%	2.0%	1.5% to 1.8%	1.6% to 2.0%
Expected term	6.1 years	6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	77.6%	83.8%	76.7% to 79.2%	83.8% to 84.9%
Expected dividend yield	—%	—%	—%	—%
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
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$87	$101	$283	$369
Research and development	364	262	774	983
Selling, general and administrative	905	1,253	4,019	4,582
Total	$1,356	$1,616	$5,076	$5,934
As of September 30, 2015, there was approximately $9,150,000 of total unrecognized compensation costs related to outstanding employee and board of director stock options, which is expected to be recognized over a weighted average period of 2.6 years.
As of September 30, 2015, there were 22,670 unvested stock options outstanding to consultants, with approximately $225,000 of related unrecognized compensation expense based on a September 30, 2015 measurement date. These unvested stock options outstanding to consultants are expected to vest over a weighted average period of 2.6 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. The expense (income) recognized from the valuation of stock options and restricted stock units to consultants was $37,000 and $119,000 for the three and nine months ended September 30, 2015, respectively, and ($80,000) and ($230,000) for the three and nine months ended September 30, 2014, respectively. Stock option expense for awards issued to consultants is included in the consolidated statement of operations and comprehensive income (loss) within selling, general and administrative expense.

11. Income taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three and nine months ended September 30, 2015, the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $2,520,000 and $15,998,000, respectively, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Accordingly, the Company recognized a related income tax benefit of $5,496,000 and $12,428,000 from continuing operations in the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively. The remaining $3,535,000 income tax benefit to continuing operations will be recorded throughout the remainder of 2015.

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

Overview
Background
We are a pharmaceutical company committed to developing and commercializing central nervous system therapies that address specific clinical needs for people living with orphan and other central nervous system disorders who need innovative treatment alternatives to help them return to normal daily functioning. Our current areas of focus are epilepsy and schizophrenia.
Our lead product candidate is ZX008, a low-dose fenfluramine for the treatment of Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. We obtained worldwide development and commercialization rights to ZX008 through our acquisition of Brabant Pharma Limited in October 2014. We submitted an investigational new drug, or IND, application to initiate Phase 3 clinical trials for ZX008 to the U.S. Food and Drug Administration, or the FDA, in August 2015. In October 2015, we announced the receipt of a request from the FDA for additional information related to our proposed Phase 3 program for ZX008 prior to the FDA declaring the IND application effective. The FDA’s specific information requests are related to normative ranges for echocardiograms being conducted during the course of the pediatric Phase 3 program and an amended Phase 3 study protocol to reflect a required follow-up echocardiogram three to six months after patients discontinue treatment with ZX008. We responded with the requested information required to initiate the clinical program, and our expected ZX008 clinical development timeline remains unchanged, including our expectation that the Phase 3 program will begin in the fourth quarter of 2015.
We have an additional product candidate in development, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We began enrolling patients in a Phase 1b multi-dose clinical study for Relday in March 2015. On September 30, 2015, we announced positive top-line pharmacokinetic results from the Phase 1b study. We have now initiated efforts with a third-party transaction advisory firm to help secure a global strategic development and commercialization partner for Relday.
We launched Zohydro® ER (hydrocodone bitartrate) extended-release capsules, CII, an opioid agonist, extended-release oral formulation of hydrocodone without acetaminophen in March 2014 with our own sales force and had double-digit quarter-over-quarter growth during the launch year. On January 30, 2015, the FDA approved our supplemental New Drug Application, or sNDA, for a modified formulation of Zohydro ER with BeadTekTM, which was developed using safe, well-known excipients and proprietary manufacturing processes to create an inactive ingredient that immediately forms a viscous gel when crushed and dissolved in liquids or solvents. On April 24, 2015, we sold our Zohydro ER business to Ferrimill Limited, an Irish corporation and subsidiary of Pernix Therapeutics.
We have experienced net losses and negative cash flow from operating activities since inception, and as of September 30, 2015, had an accumulated deficit of $366.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of our efforts to progress the clinical development of ZX008 and Relday. As of September 30, 2015, we had cash and cash equivalents of $162.7 million.
In its report on our consolidated financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of our accounting firm's report dated March 11, 2015, we sold our Zohydro ER business and received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months. Also, approximately 100 sales and marketing employees transitioned to Pernix Therapeutics in conjunction with the divestiture. In addition, we raised $92.0 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs, from a public offering of our common stock in August 2015. As a result, we are currently operating with an improved cash position and at lower expense levels than previously forecast.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2015, along with our projected manufacturing revenues will be sufficient to fund our operations for at least the next twelve months.

Recent Developments
In June 2015, we filed an amendment to our Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-8, and a change in the number of authorized shares of our common stock to 50,000,000 shares, which was approved by our shareholders at our annual meeting held on June 18, 2015. The reverse stock split and change in authorized shares became effective July 1, 2015.
In August 2015, we completed a public offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share, including the option to purchase an additional 712,500 shares granted to the underwriters. We received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering-related transaction costs. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

Pernix Asset Purchase Agreement
On March 10, 2015, we entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics, or collectively, Pernix, whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, an Irish corporation and subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divested included the registered patents and trademarks, certain contracts, the new drug application, or NDA, and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER. We received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10.6 million in Pernix Therapeutics common stock. Further, Ferrimill purchased Zohydro ER inventory from us of $0.9 million. We agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5.0 million.
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
On April 24, 2015, we committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. We also reduced our workforce by an additional 16 employees as a result of the divestiture. We recorded charges of approximately $0.6 million in discontinued operations related to personnel costs associated with these actions during the nine months ended September 30, 2015.
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
Critical Accounting Policies and Estimates
We recognize revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. We also recognize revenue from the sale of Zohydro ER which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) our price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by us, (e) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. We defer recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as we were not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.
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
Given the limited sales history of Zohydro ER, we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER was dispensed through patient prescriptions or expiration of the right of return. We estimated Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, we did not have a significant history estimating the number of patient prescriptions dispensed. If we underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as we recorded sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue was recognized. We are responsible for returns of product sold prior to the sale of the business on April 24, 2015 and for rebates, chargebacks, and related Health Care Reform fees for product sold until July 8, 2015 per terms of the Asset Purchase Agreement. Zohydro ER activity is included in discontinued operations in the consolidated financial statements.
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
There have been no significant changes in critical accounting policies during the nine months ended September 30, 2015 as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Contract manufacturing revenue	$8,860	$4,225	$4,635	109.7%	19,044	6,463	$12,581	194.7%
Net product revenue	—	—	—	—%	—	9,840	(9,840)	(100.0)%
Service and other product revenue	260	658	(398)	(60.5)%	2,057	2,705	(648)	(24.0)%
Total revenue	$9,120	$4,883	$4,237	86.8%	$21,101	$19,008	$2,093	11.0%
The increase in contract manufacturing revenue and decrease in net product revenue for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was primarily due to the timing of the sale of the Sumavel DosePro business to Endo in May 2014 and subsequent performance under the related supply agreement. Contract manufacturing revenue increased primarily as a result of additional units delivered during the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014. Contract manufacturing revenue is recognized for Sumavel DosePro finished goods inventory that has been delivered to Endo Ventures Bermuda under the Supply Agreement, and includes a portion of deferred revenue recognized on a proportional performance method. Endo Ventures Bermuda pays us the cost to produce Sumavel DosePro plus a 2.5% mark-up for Sumavel DosePro product delivered under the terms of our Supply Agreement.
For the three months ended September 30, 2015, service and other product revenue is comprised of returns reserve adjustments between our estimated and actual return experience related to our product sales of Sumavel DosePro prior to selling it to Endo in May 2014. For the nine months ended September 30, 2015, service and other product revenue is comprised of Migranal co-promotion fees, a one-time contract termination fee payment totaling $0.8 million and returns reserve adjustments for Sumavel DosePro. Service and other product revenue for the three and nine months ended September 30, 2014 is comprised primarily of fees generated by Migranal co-promotion activity.
Cost of Contract Manufacturing and Cost of Goods Sold

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Cost of contract manufacturing	$7,780	$3,986	$3,794	95.2%	$17,506	$5,921	$11,585	195.7%
Cost of goods sold	$—	$—	$—	—%	—	5,262	$(5,262)	(100.0)%
Cost of contract manufacturing and cost of goods sold consists primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with product sales and contract manufacturing, as well as write downs for excess, dated or obsolete commercial inventories and production manufacturing variances.
The decline in cost of goods sold and increase in cost of contract manufacturing over these periods is due to the classification of these costs prior to and subsequent to the sale of our Sumavel DosePro business to Endo in May 2014. Overall, the increase in total cost of goods and cost of contract manufacturing was driven primarily by an increase in units sold during the three and nine months ended September 30, 2015 as compared to the same periods in 2014.
Royalty Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Royalty expense	$106	$72	$34	47.2%	$249	$511	$(262)	(51.3)%

For the three and nine months ended September 30, 2014, royalty expense was based on net sales of Sumavel DosePro by us or one of our licensees through May 16, 2014, when we sold our Sumavel DosePro business to Endo, and the amortization of a $4.0 million milestone payment. Endo assumed responsibility for the royalty obligation on sales of Sumavel DosePro subsequent to their purchase of the Sumavel DosePro business. The expense for the three and nine months ended September 30, 2015 reflects both the amortization of the milestone payment related to technology that we have licensed and immaterial adjustments to previously estimated royalty liabilities based on actual results.
Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Research and development	$7,919	$2,912	$5,007	171.9%	$19,310	$8,616	$10,694	124.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
ZX008	$1,947	$—	$5,754	$—
Relday	3,402	1,616	7,571	4,210
Other(1)	2,570	1,296	5,985	4,406
Total	$7,919	$2,912	$19,310	$8,616

(1)
Other research and development expenses include development costs incurred for other product candidate development, as well as employee and infrastructure resources that are not tracked on a program-by-program basis.

We acquired ZX008 in our acquisition of Brabant in October 2014 and incurred expenses in 2015 as we continue to prepare for Phase 3 clinical trials for ZX008. Expenses increased for Relday for the three and nine months ended September 30, 2015 as compared to 2014 as we initiated a multi-dose clinical study for Relday in the first quarter of 2015. We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development expenses for the remainder of 2015 to exceed amounts incurred in the same period in 2014 as we prepare for our two Phase 3 studies for ZX008, which we plan to commence in the fourth quarter of 2015.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Selling expense	$968	$2,558	$(1,590)	(62.2)%	$2,430	$13,735	$(11,305)	(82.3)%
General and administrative expense	4,728	4,655	73	1.6%	17,117	15,130	1,987	13.1%
Total selling, general and administrative	$5,696	$7,213	$(1,517)	(21.0)%	$19,547	$28,865	$(9,318)	(32.3)%
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
We incurred selling expenses for Sumavel DosePro prior to the sale of the business in May 2014. The selling expense in 2015 represents corporate general marketing for product candidates that are in development. We also incurred selling expense for Zohydro ER activities which are recorded as discontinued operations for the three and nine months ended September 30, 2015.
General and administrative expenses remained consistent with prior year levels for the three months ended September 30, 2015 and 2014. The increase in general and administrative expenses for nine months ended September 30, 2015 as compared to the same period in 2014 is primarily the result of additional professional service fees related to our capital restructuring, 2014 business acquisition and divestiture activities and one time personnel transition charges incurred during the first half of 2015.
We anticipate that our sales and marketing expenses throughout the remainder of 2015 will be considerably lower than the same period in 2014 due to the sale of our Zohydro ER business and related transition of our sales force to Ferrimill in April 2015.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Change in fair value of contingent consideration	$(300)	$—	$(300)	(100.0)%	$(1,900)	$—	$(1,900)	(100.0)%
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
Impairment of Long-lived Assets
Impairment expense of $0.8 million was recorded during the nine months ended September 30, 2014 as we disposed of assets in connection with the sale of the Sumavel DosePro business. There were no impairment charges recorded for the three and nine months ended September 30, 2015.
Net Gain on Sale of Business
A gain of $80.0 million was recorded during the nine months ended September 30, 2014 in connection with the sale of our Sumavel DosePro business in May 2014 and was considered a continuing operation due to the ongoing involvement and cash flows with the business after the sale in conjunction with the Supply Agreement. The net gain of $73.1 million on the sale of our Zohydro ER business in 2015 was recorded as a component of net income from discontinued operations during the nine months ended September 30, 2015.
Benefit (Expense) for Income Taxes

We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. During the nine months ended September 30, 2015, we recognized net income from discontinued operations, and, as a result, recorded income tax expense of $2.5 million and $16.0 million, respectively, which is included in net income (loss) from discontinued operations. Accordingly, we recognized a related income tax benefit of $5.5 million and $12.4 million from continuing operations for the three and nine months ended September 30, 2015, respectively. The remaining income tax benefit to continuing operations will be recorded throughout the remainder of 2015.
Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Interest income	$33	$6	$27	450.0%	$47	$18	$29	161.1%
Interest expense	$(751)	$(84)	$(667)	794.0%	$(2,306)	$(2,999)	$693	(23.1)%
Loss on short-term investments	$(5,485)	$—	$(5,485)	100.0%	$(5,485)	$—	$(5,485)	100.0%
Loss on extinguishment of debt	$—	$—	$—	—%	$—	$(1,254)	$1,254	(100.0)%
Change in fair value of warrant liabilities	$(296)	$7,948	$(8,244)	(103.7)%	$(861)	$26,418	$(27,279)	(103.3)%
Change in fair value of embedded derivatives	$—	$—	$—	—%	$—	$(14)	$14	(100.0)%
Other income (expense)	$103	$14	$89	635.7%	$(55)	$(39)	$(16)	41.0%
Total other income (expense)	$(6,396)	$7,884	$(14,280)	(181.1)%	$(8,660)	$22,130	$(30,790)	(139.1)%
Interest Income. Interest income is earned on our cash and cash equivalent balances.
Interest Expense. During the three months ended September 30, 2015, interest expense was incurred primarily in conjunction with our term loan and our working capital advance from Endo, while during the three months ended September 30, 2014 interest expense was primarily attributable to our working capital advance from Endo. During the nine months ended September 30, 2015 interest expense was also incurred on our revolving line of credit during the period that it was outstanding, and during the nine months ended September 30, 2014 interest expense was also incurred in conjunction with our Healthcare Royalty financing agreement, which was terminated on May 16, 2014. Both the average principal balance and applicable interest rate were lower on the loan and revolving line of credit as compared to the Healthcare Royalty financing agreement resulting in a decrease of interest expense for the nine months ended September 30, 2015 as compared to the same period in 2014.

Loss on Short-term Investments. We acquired our short-term investments in Pernix Therapeutics' common stock in conjunction with our sale of the Zohydro ER business in April 2015. Each reporting period, we record any changes in the fair value of the short-term investments as described in note 3 to the consolidated financial statements. We also evaluate our short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based upon these factors, we determined that our short-term investments were other than temporarily impaired and adjusted their basis to estimated fair value, which was recorded as a loss on short-term investments, during the three and nine months ended September 30, 2015. This adjusted basis will be used going forward to evaluate future potential other than temporary impairment of the short-term investments.

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
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 9 to our consolidated financial statements. The expense recorded for the three and nine months ended September 30, 2015 resulted primarily from an increase in our stock price from the previous measurement date of December 31, 2014. The income generated from the change in fair value of the common stock warrant liabilities during the three and nine months ended September 30, 2014 was primarily driven by the decrease in our stock price at September 30, 2014 as compared to the December 31, 2013 measurement date. The income or expense realized as a change in the valuation will continue to fluctuate based upon changes to inputs used to estimated fair value of our warrant liabilities while the warrants remain outstanding.
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
The sale, including the related gain on the transaction, was reflected in the net income (loss) from discontinued operations for the three and nine months ended September 30, 2015, as discussed in Note 5 to our consolidated financial statements. As a result of our strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, our consolidated statements of operations and comprehensive income (loss) and the consolidated balance sheet have been retrospectively revised to reflect the financial results from the Zohydro ER business as discontinued operations for all periods presented.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of September 30, 2015, had an accumulated deficit of $366.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year as we continue to incur costs related to the clinical development for ZX008 and Relday.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2015, along with our projected contract manufacturing revenues will be sufficient to fund our operations for at least the next twelve months. We may pursue additional opportunities to raise capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
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
Cash and cash equivalents totaled $162.7 million and $42.2 million at September 30, 2015 and December 31, 2014, respectively.

The following table summarizes our cash flows provided by (used in) continuing operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(50,852)	$(71,244)
Investing activities	79,211	81,039
Financing activities	92,119	(31,289)
Increase (decrease) in cash and cash equivalents	$120,478	$(21,494)
Operating Activities: Net cash used in operating activities was $50.9 million and $71.2 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used for the nine months ended September 30, 2015 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $89.1 million pre-tax gain on the sale of our Zohydro ER business, a $5.5 million impairment charge related to our short-term investments and a $3.5 million charge for taxes payable related to the sale of the Zohydro ER business, recognition of $7.6 million of deferred revenue and $6.0 million in stock-based compensation. Significant working capital uses of cash for the nine months ended September 30, 2015 include personnel-related costs, research and development costs (primarily for ZX008 and Relday), other professional services, including legal and accounting services, and reduction of our accounts payable and accrued expense balances totaling $11.6 million. Net cash used for the nine months ended September 30, 2014 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $80.0 million gain on the sale of our Sumavel DosePro business, a $26.4 million change in fair value of warrant liabilities and $7.3 million in stock-based compensation. Significant working capital uses of cash for the nine months ended September 30, 2014 include personnel-related costs, research and development costs (primarily for Relday and employee and infrastructure resources), sales and marketing expenses for Sumavel DosePro, and other professional services, including legal services.
Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2015 and 2014 was primarily attributable to the proceeds from the sales of our Zohydro ER and Sumavel DosePro businesses, respectively.
Financing Activities. Net cash provided by (used in) financing activities was $92.1 million for the nine months ended September 30, 2015, which includes net proceeds from our public equity offering of $92.0 million and $1.4 million from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset by the repayment of our revolving credit facility advance of $1.4 million. Net cash used in financing activities for the nine months ended September 30, 2014 consists of the $40.0 million repayment of debt for the early extinguishment of our financing agreement with Healthcare Royalty in May 2014, offset by a $7.0 million working capital advance from Endo Ventures pursuant to our May 2014 Supply Agreement, and proceeds from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan.
Our sources of liquidity include our cash balances and cash receipts from contract manufacturing for Sumavel DosePro. Through September 30, 2015, we received aggregate net cash proceeds of approximately $512.0 million from the sale of shares of our preferred and common stock, including the public offering of 5,462,500 shares of our common stock we completed in August 2015 in which we received net proceeds of approximately $92.0 million. As of September 30, 2015, we had $162.7 million in cash and cash equivalents. Other potential sources of near-term liquidity include equity offerings, debt or other financing, and entering into licensing arrangements for ZX008 and/or Relday.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2015 consisted of cash and money market funds. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds, and due to their short-term nature, we believe that there is no material exposure to interest rate risk.
Equity Price Risk

Our short-term investments as of September 30, 2015 consisted of Pernix Therapeutics common stock. These investments are available-for-sale at the conclusion of a six month lock-up period, are actively traded on the Nasdaq Global Market and are subject to risk based on the trading price of the stock. Fluctuations in the market price of publicly traded securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors. A change in the prevailing market price of Pernix Therapeutics common stock may cause the value of our short-term  investments to fluctuate. Based on the last reported sale price on September 30, 2015 of Pernix Therapeutics common stock on the Nasdaq Global Market, a change of 10% in the market price of Pernix Therapeutics common stock would result in a change to the fair value of our short-term investments by approximately $0.5 million. Because the market price for this investment is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of the investment may differ significantly from the reported amount. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated in U.S. dollars for at least the next few years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future, particularly to the extent we increase production to support Sumavel DosePro order demands from Endo Ventures Bermuda Limited. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses in our cash flows as the exchange rate of certain foreign currencies fluctuates. For the nine months ended September 30, 2015, we recognized approximately $0.1 million of foreign exchange related losses. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the nine months ended September 30, 2015 would have resulted in immaterial gains or losses. We intend to monitor and evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome. After feedback from the FDA, we submitted an investigational new drug, or IND, application for ZX008 as an adjunctive treatment in Dravet Syndrome to the FDA in August 2015 to initiate a Phase 3 efficacy and safety study in approximately 105 pediatric Dravet syndrome patients in the United States. On October 12, 2015, we received a request from the FDA for additional information related to our proposed Phase 3 program for ZX008 prior to the FDA declaring our IND effective. We responded with the requested information required to initiate the clinical program. The FDA's specific information requests are related to normative ranges for echocardiograms being conducted during the course of the pediatric Phase 3 program, and an amended Phase 3 study protocol to reflect a required follow-up echocardiogram 3 to 6 months after patients discontinue treatment with ZX008. ZX008 previously received orphan drug designation from the FDA, and is expected to enter Phase 3 clinical studies during the fourth quarter of 2015. However, we may not be able to resolve the FDA’s information requests in this timeframe, and our ability to initiate our Phase 3 clinical trials may be delayed.
We initiated clinical testing for Relday in patients with schizophrenia in July 2012 and announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated in the Phase 1 trial, we extended the study to include an additional dose of the same formulation and announced positive top-line results in May 2013. The results for the extended Phase 1 clinical trial showed risperidone blood concentrations in the assumed therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality was demonstrated across the full dose range studied. In March 2015, we began a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. On September 30, 2015, we announced positive top-line pharmacokinetic results from our Phase 1b multi-dose clinical trial of Relday. Based on this data, we have initiated efforts to secure a global strategic development and commercialization partner for Relday to support the continued development of Relday. If we are unable to secure such a partner on favorable terms, or at all, we will evaluate the continued development of Relday.

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

If we do not secure collaborations with strategic partners to develop and commercialize Relday, we may not be able to successfully develop Relday and generate meaningful revenues from it.

A key aspect of our current strategy is to selectively enter into a strategic collaboration with one or more third parties to conduct clinical testing for, seek regulatory approval for and to commercialize Relday. We may not be successful in securing a strategic partner on favorable terms, or at all. If we are able to identify and reach an agreement with one or more collaborators, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated.

Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize Relday. Collaborations involving Relday pose a number of risks, including the following:

•
collaborators may not have sufficient resources or may decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;

•	collaborators may believe our intellectual property is not valid or is unenforceable or the product candidate infringes on the intellectual property rights of others;

•
collaborators may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;

•	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;

•	collaborators may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;

•	collaborators may delay the development or commercialization of our product candidates in favor of developing or commercializing their own or another party’s product candidate; or

•	collaborators may decide to terminate or not to renew the collaboration for these or other reasons.

As a result, collaboration agreements may not lead to development or commercialization of Relday in the most efficient manner or at all.

In addition, collaboration agreements are generally terminable without cause on short notice. Once a collaboration agreement is signed, it may not lead to commercialization of Relday. We also face competition in seeking out collaborators. If we are unable to secure collaborations that achieve the collaborator’s objectives and meet our expectations, we may be unable to advance Relday and may not generate meaningful revenues.

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

If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. Diacomit (stiripentol) by Laboratoires Biocodex has been approved and is being commercialized as an adjunctive therapy (in combination with sodium valproate and clobazam) for the treatment of Dravet Syndrome in the European Union, Canada, and Japan; stiripentol, while not yet approved by FDA, is available to patients in the United States via the FDA’s Personal Importation Policy. Epidiolex, which is being developed by GW Pharmaceuticals, has received an orphan designation by the EMA for the treatment of Dravet syndrome and by the FDA for the treatment of Dravet and Lennox-Gastaut syndromes, as well as fast track status by the FDA for the treatment of Dravet syndrome. In April 2015, GW Pharmaceuticals initiated a second Phase 3 clinical trial for Epidiolex, a cannabanoid drug. Insys Therapeutics has advanced its pharmaceutical cannabinoid program, which has received orphan drug designation and fast track status by the FDA for use of cannabidiol as a potential treatment for Dravet syndrome. Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which are acute prolonged seizures that can be associated with Dravet syndrome, as well as other seizure conditions.

If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, Invega Sustenna and Invega Trinza marketed by Johnson & Johnson, Zyprexa Relprevv marketed by Eli Lilly & Company, Aristada marketed by Alkermes plc and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Johnson & Johnson, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Novartis AG, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Braeburn Pharmaceuticals, Laboratorios Farmaceuticos Rovi SA, Novartis AG, and Indivior PLC, each of which has announced they are developing long-acting antipsychotic product candidates. In May 2015, Janssen Pharmaceuticals announced that FDA approved Invega Trinza, a three-month long-version of paliperidone palmitate, for the treatment of schizophrenia in patients adequately treated with Invega Sustenna for at least four months. Also in May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug formulation of risperidone for the treatment of schizophrenia that is intended to require once-monthly dosing. In October 2015, Alkermes plc announced that the FDA approved Aristada (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia which offers once-monthly and six-week dosing options.

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

We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the years ended December 31, 2014, 2013 and 2012, we incurred net income (loss) of $8.6 million, $(80.9) million and $(47.4) million, respectively, our net cash used in operating activities was $(80.8) million, $(44.9) million and $(52.2) million, respectively, and, at September 30, 2015, our accumulated deficit was $(366.7) million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the development for ZX008 and Relday. Our ability to generate revenues from our Sumavel DosePro contract manufacturing services or any of our product candidates will depend on a number of factors including, in the case of Sumavel DosePro contract manufacturing services, the factors described in risk factors below and, in the case of our product candidates, including ZX008 and Relday, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.

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

Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us. Similarly, Durect is the exclusive manufacturer of the risperidone formulation using Durect's SABER™ controlled-release technology for all Relday clinical trials through Phase 2 and has the option to supply the same formulation for Phase 3 clinical trials and, if approved, commercial production. ZX008, if approved, would require a technology transfer to an alternate source to establish commercial supply capabilities, for which there can be no assurance of a successful transfer and validation. We may never be able to establish additional sources of supply for ZX008 or Relday's risperidone formulation.

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
Pursuant to the asset purchase agreement with Pernix that we entered into in March 2015, or the Pernix asset purchase agreement, in addition to the consideration received of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, we also received stock consideration in the amount of 1,682,096 shares of Pernix Therapeutics' common stock. We were not permitted to sell such stock under the Pernix asset purchase agreement for six months from the closing date of the sale, and the value of such stock is subject to change based on fluctuations in the market value of Pernix Therapeutics’ common stock. Further, Pernix purchased $0.9 million of Zohydro ER inventory, and we recognized consideration of $2.1 million based on percentage of purchase discounts received by Pernix based on an assigned supply agreement.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of September 30, 2015, we employed 59 full-time employees. Of the full-time employees, 5 were engaged in sales and marketing, 8 were engaged in manufacturing operations, 26 were engaged in product development, quality assurance and clinical and regulatory activities and 20 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
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

We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. We have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011, July 2012, November 2013 and July 2015, our controlled equity offering program, which was terminated in November 2013, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital.
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
Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in November 2010, our follow-on public offerings completed in September 2011, July 2012, November 2013 and July 2015, our controlled equity offering program, which was terminated in November 2013, and borrowings under financing agreements.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2015 and our projected contract manufacturing revenues will be sufficient to fund our operations through at least the next 12 months. We may need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

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

•
the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish, including our ability to secure a global strategic development and commercialization partner for Relday.

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
ZX008, Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials. The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome at a single academic medical institution in Belgium. After feedback from the FDA, we submitted an investigational new drug, or IND, application for ZX008 as an adjunctive treatment in Dravet Syndrome to the FDA in August 2015 to initiate a Phase 3 efficacy and safety study in approximately 105 pediatric Dravet syndrome patients in the United States. On October 12, 2015, we received a request from the FDA for additional information related to our proposed Phase 3 program for ZX008 prior to the FDA declaring our IND effective. We responded with the requested information required to initiate the clinical program. The FDA's specific information requests are related to normative ranges for echocardiograms being conducted during the course of the pediatric Phase 3 program, and an amended Phase 3 study protocol to reflect a required follow-up echocardiogram 3 to 6 months after patients discontinue treatment with ZX008. ZX008 previously received orphan drug designation from the FDA, and is expected to enter Phase 3 clinical studies during the fourth quarter of 2015. However, we may not be able to resolve the FDA’s information requests in this timeframe, and our ability to initiate our Phase 3 clinical trials may be delayed.
In addition, we plan to submit CTAs in Europe and Australia to initiate an identical Phase 3 efficacy study. The study will enroll about 105 Dravet syndrome patients. We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation and announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension positioned us to begin a multi-dose clinical trial, which will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We started this multi-dose clinical trial in the first half of 2015 and we announced positive top-line pharmacokinetic data in September 2015. Based on this data, we have initiated efforts to secure a global strategic development and commercialization partner for Relday to support the continued development of Relday. If we are unable to secure such a partner on favorable terms, or at all, we will evaluate the continued development of Relday.
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
In our Phase 1b multi-dose clinical trial for Relday with 59 enrolled subjects, there was one report of elevated liver enzymes in a subject taking Relday considered a serious and unexpected adverse event. Increases in hepatic enzymes were noted to affect < 2% of Risperdal Consta subjects in clinical trials for registration. High levels of liver enzymes may indicate liver problems or damage, which may have been part of the subject's underlying disease, or an unrelated disease, or it may have been related to Relday.
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

As of September 30, 2015, our patent portfolio included 24 issued U.S. patents, 3 pending U.S. patent applications, 45 issued foreign patents and 6 pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Thirteen of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489, 8,343,130, 8,663,158, 8,715,259 and 9,138,538 are expected to expire in 2016, 2017, 2026, 2026, 2023, 2023, 2025, 2022, 2024, 2022, 2022, 2023 and 2026, respectively. U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007, 8,287,489 and 9,138,538 cover systems with a cap and latch mechanism; U.S. Patent Nos. 7,901,385, 8,267,903 and 8,715,259 encompass various embodiments of the casing for enclosing the injection systems; U.S. Patent Nos. 8,118,771, 8,241,243 and 8,241,244 cover a method of reducing breakage of glass capsules; 8,491,524 and 8,663,158 relates to a drug capsule filled with a formulation purged with an inert gas; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the system as used in the Sumavel DosePro system. Upon the expiration of these patents, we will lose the right to exclude others from practicing the claimed inventions. Additionally, eleven of these thirteen patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro. The expiration of the Orange Book listed patents will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Durect, and we have limited control over the amount or timing of resources Durect devotes on our behalf or the priority they place on enforcing these patent rights.

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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the nine months ended September 30, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $9.36 to a high sale price of $21.65 (which sale prices give effect to the reverse split of our common stock effected on July 1, 2015). This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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
None.
Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(9)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.7(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.8(6)	Warrant dated December 30, 2014 issued by the Registrant to Oxford Finance LLC

4.9(6)	Warrant dated December 30, 2014 issued by the Registrant to Silicon Valley Bank

10.1(9)	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.

(6)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(7)	Filed with the Registrant’s Current Report on Form 8-K on April 28, 2015.

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2015.

(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.

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

ZOGENIX, INC.

Date:	November 9, 2015	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)