Form 10-K
period 2015-12-31
ZOGENIX, INC.
filed 2016-03-15
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
Form 10-K
 ____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
____________________________________
Commission file number: 001-34962
Zogenix, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5300780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, #455 Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)
510-550-8300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $219,958,000, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $1.68 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2016 was 24,771,568.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

ZOGENIX, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2015

i

PART I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	the progress and timing of clinical trials for ZX008 and Relday;

•	the safety and efficacy of our product candidates;

•
the timing of submissions to, and decisions made by, the U.S. Food and Drug Administration, or FDA, and other regulatory agencies, including foreign regulatory agencies, with regards to the demonstration of the safety and efficacy of our product candidates to the satisfaction of the FDA and such other regulatory agencies;

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	our ability to receive contingent milestone payments from the sale of the Zohydro ER and Sumavel DosePro businesses;

•	adverse side effects or inadequate therapeutic efficacy of Zohydro ER and Zohydro ER ADT pipeline product that could result in product liability claims;

•	estimates of the capacity of manufacturing and other facilities to support our product candidates;

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

•	the impact of healthcare reform laws; and

•	projected cash needs and our expected future revenues, operations and expenditures.
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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for ZX008, Relday and other drugs, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Source Healthcare Analytics, Source® Pharmaceutical Audit Suite (PHAST) Institution/Prescription, Source® PHAST Prescription,

Source® Prescriber or Source® Dynamic Claims. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.
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
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including its consolidated subsidiaries.

Item 1. Business
Overview
We are a pharmaceutical company committed to developing and commercializing central nervous system, or CNS, therapies that address specific clinical needs for people living with orphan and other CNS disorders who need innovative treatment alternatives to help them improve their daily functioning. Our current areas of focus are epilepsy and schizophrenia.
Our lead product candidate is ZX008, a low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited.  ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ZX008 for the treatment of Dravet syndrome. We initiated Phase 3 clinical trials in January 2016 in the United States and plan to begin Phase 3 clinical trials in Europe in the first half of 2016.
We obtained worldwide development and commercialization rights to ZX008 through our acquisition of Zogenix International Limited, formerly Brabant Pharma Limited, in October 2014 for $20.0 million cash and $15.2 million in stock, potential future regulatory milestone payments of up to $50.0 million plus up to $45.0 million in potential future sales milestones.
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
We sold our Zohydro ER® business in April 2015 to enable us to focus on development of our CNS product candidates and to enhance our financial strength. Zohydro ER (hydrocodone bitartrate) is an extended-release capsule oral formulation of hydrocodone without acetaminophen.
We sold our Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System business in May 2014 to Endo International Plc, or Endo, for $85.0 million in cash and milestone payments of up to $20.0 million. In connection with the sale, we entered into a supply agreement pursuant to which we retain the sole and exclusive right and obligation to manufacture Sumavel DosePro for Endo, subject to Endo’s right to qualify and maintain a back-up manufacturer.

Our Strategy
We are committed to providing therapeutic solutions for people living with rare and burdensome disease conditions. Our strategy centers on advancing late-stage product candidates and identifying clear pathways for clinical development and regulatory approval in order to provide access to differentiated medicines. Our current priorities are:

•
Developing ZX008 for the treatment of Dravet syndrome. We initiated a Phase 3 clinical trial of ZX008 for the treatment of Dravet syndrome in North America in January 2016 and we expect top-line results from this trial at the end of the fourth quarter of 2016. We expect to begin Phase 3 clinical trials in Europe in the first half of 2016 and anticipate top-line results in the first half of 2017.

•
Seeking a global development and commercialization partner for Relday. We are currently seeking a partner for Relday, our proprietary subcutaneously-injected formulation of once-monthly risperidone for the treatment of schizophrenia. We have engaged an advisory firm to help identify a global strategic development and commercialization partner.

•
Identifying differentiated, late-stage product development candidates in the therapeutic area of CNS for acquisition and further development. Our internal business development team, along with a U.S based and a European Union based consultant, will seek to find and evaluate differentiated, high-value licensing and product acquisition opportunities that would build our CNS product candidate pipeline and effectively leverage our development and commercialization capabilities in the United States and Europe.  In general, we are focused on orphan neurology opportunities, with a particular emphasis on orphan epilepsies and seizure disorders.

•
Evaluating ZX008 for potential treatment of other forms of orphan pediatric epilepsy. Based on its unique mechanism of action, we believe ZX008 has the potential to treat other epileptic encephalopathies where there is a significant medical need. We expect that in first quarter of 2016, an open-label dose-ranging Investigator Initiated Study funded by Zogenix will begin enrolling pediatric patients with Lennox Gastaut Syndrome. In the second half of 2016 we expect to begin studies evaluating ZX008 in other orphan pediatric epilepsy conditions.

Our Product Candidates
We currently have two late-stage product candidates in our development pipeline for differentiated therapies treating central nervous system disorders.
ZX008 (Low-Dose Fenfluramine) for the Treatment of Dravet Syndrome

Dravet syndrome is a form of channelopathy in which intractable epilepsy is one of the most significant and devastating symptoms. Children with Dravet syndrome experience debilitating, persistent and potentially life-threatening seizures beginning in the first year of life.  Seizures continue throughout their lifetime and are drug resistant, meaning that currently available medications are not able to achieve complete seizure control and, in some cases, worsen the condition.  Individuals with Dravet syndrome face a higher incidence of Status Epilepticus and Sudden Unexplained Death in Epilepsy, or SUDEP. These children suffer from severe cognitive and developmental impairment throughout life.  The prognosis for children with Dravet syndrome to become seizure free is poor. There are estimated to be between 16,000 and 29,000 patients living with Dravet syndrome in the United States and Europe. A recent study by Wu et. al. published by the American Academy of Pediatrics in 2015 reported an incidence of 1 per 15,700 people in the U.S population.

There are currently no FDA-approved treatments specifically indicated for Dravet syndrome. The standard of care usually involves a combination of the following anticonvulsant drugs: clobazam, clonazepam, leviteracetam, topirimate, valproic acid, ethosuximide or zonisamide. Stiripentol is approved in Europe for the treatment of Dravet syndrome in conjunction with clobazam and valproate. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001.  In the United States, stiripentol is not FDA-approved and can only be obtained via the FDA’s Personal Importation Policy, or PIP. Potent sodium channel blocker anticonvulsant drugs often used to treat most other epilepsy conditions actually increase seizure frequency in patients with Dravet syndrome.   Management of this disease may also include a ketogenic diet and vagal nerve stimulation.

Fenfluramine was originally developed and approved as an anorectic agent for the treatment of adult obesity. However, pre-clinical and clinical evidence of the drug’s ability to treat epileptic seizures was first described in the 1980s. When fenfluramine was withdrawn from the market in 1997 because of an unacceptable risk of the occurrence of serious heart valve defects in the treated adult obese patient population, academic clinicians in Belgium continued to evaluate low doses of fenfluramine in a small number of Dravet patients under a government approved protocol. Their open-label study, which continues today, evaluated the safety and effectiveness of low-dose fenfluramine to reduce seizures in Dravet patients. A longitudinal analysis of the study was conducted in June 2014 and demonstrated the following:

•	Longest duration of treatment was 26 years;

•	Average duration of treatment was 12.4 years;

•	67% of patients (10 out of 15) were seizure free at the latest assessment;

•	Average seizure free period was 5.5 years; and

•	87% of patients (13 out of 15) had greater than 75% reduction in seizure frequency at last assessment.

Because of the known cardiac side effects of fenfluramine, the ongoing study also requires periodic evaluations of the heart and, in particular, the heart valves using echocardiography. Overall, low-dose fenfluramine has been shown to be well tolerated and side-effects of treatment have been mild and transient over the entire 26-year study period. There have been no clinically significant findings related to cardiac valvulopathy. In addition, there have been no reports of pulmonary hypertension and there have been no deaths. Since acquiring global rights to the use of low-dose fenfluramine for the treatment of Dravet syndrome, we developed a new synthetic process for fenfluramine to be consistent with current regulatory standards for drug substances, and also developed a new solution formulation.

ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the FDA for ZX008 for the treatment of Dravet syndrome.

Formal meetings have been held with the regulatory agencies in the United States and European Union to obtain concurrence on remaining pre-clinical and clinical requirements for approval. Based upon this information, we believe two successful pivotal placebo-controlled Phase 3 studies in Dravet syndrome, one in North America and one primarily in the European Union, will support regulatory approval of ZX008. Our investigational new drug, or IND, application for ZX008 for the treatment of Dravet syndrome became effective in December 2015. We initiated the United States Phase 3 clinical trial in January 2016, and we plan to initiate the European Phase 3 clinical trial in the first half of 2016. We anticipate top-line results from the U.S. trial to be available at the end of 2016 and from the European trial in the first half of 2017. The primary objective of the clinical trials will be to compare the reduction in convulsive seizures experienced by enrollees after treatment with ZX008 compared to treatment with a placebo. Patients completing the Phase 3 trials will be given the opportunity to enroll in an open label long-term extension safety study. We are conducting study 1504 in Europe in Dravet syndrome patients who are poor responders to a stiripentol treatment regimen to show the potential for ZX008 to improve seizure control. This study is important with respect to future market positioning of ZX008 in Europe as well as to contributing further data toward orphan drug exclusivity for ZX008 in Europe.

We are also concurrently developing the appropriate elements of a specific risk evaluation and mitigation strategy, or
REMS, to support and maintain a long-term favorable benefit-risk profile for ZX008; this is consistent with other drugs with known safety issues that are approved for serious diseases with high unmet need. We intend to submit an NDA for ZX008 in mid 2017.

We also intend to obtain additional indications in other orphan pediatric epilepsy conditions in the future. An Investigator Initiated Study in Lennox Gastaut syndrome is expected to begin enrollment in the first quarter of 2016. This study, being performed in Belgium, is an open label dose finding study and we plan to have the investigators final results during the first quarter of 2017. Other exploratory studies evaluating ZX008 in other orphan pediatric epilepsy conditions we expect to be initiated second half of 2016.

Relday for the Treatment of Schizophrenia
Relday is a proprietary, long-acting injectable formulation of risperidone using Durect Corporation’s SABER™ controlled-release formulation technology. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product with once-monthly dosing. We believe Durect’s SABER controlled-release technology will allow Relday to be delivered subcutaneously on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics. Based upon these characteristics, Relday may provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products.
In May 2012, we filed an IND application with the FDA, and in July 2012, we initiated our first clinical trial for Relday. This Phase 1 clinical trial was a single-center, open-label, safety and pharmacokinetic trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. We announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of 10 patients at a 100 mg dose of the same formulation. We announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The results from the extended Phase 1 clinical trial showed risperidone blood concentrations in the therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality was demonstrated across the full dose range studied.
In September 2015, we announced the results of our Phase 1b multi-dose parallel group clinical trial which was conducted as a single-center, open-label, safety and pharmacokinetic trial of 60 patients with chronic, stable schizophrenia or schizoaffective disorder across a dose range of 60, 90 and 120 mg every four weeks. The study included a comparator arm of Risperdal Consta, a form of risperidone that requires oral supplementation for the first three weeks following dosing initiation, and at least four Risperdal Consta doses are required to reach steady state. The results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. In addition, dose proportionality was confirmed across the dose range intended for clinical practice (60 to 120 mg). Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and our previous Phase 1 single-dose clinical trial. The results of this trial and the ongoing activities around manufacturing scale-up will put us in position to have an end of Phase 2 meeting with the FDA. We have now initiated efforts with a third-party transaction advisory firm to help secure a global strategic development and commercialization partner for Relday.
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
In an attempt to improve patient compliance, physicians increasingly administer antipsychotic drugs through long-acting injections. Long-acting injections release medication slowly over weeks rather than over hours or days for conventional injections or oral medications, thereby dramatically reducing the number of times a patient needs to take their medication. Currently available long-acting injectable products include Risperdal Consta, Invega Sustenna and Invega Trinza, marketed by Janssen Pharmaceuticals; Zyprexa Relprevv, marketed by Eli Lilly & Co; Abilify Maintena, marketed by Otsuka America Pharmaceutical, Inc.; and Aristada, marketed by Alkermes plc. These drugs provide between two weeks and three months of therapy per dose.
The global long acting atypical injectable antipsychotic market was $3.28 billion in 2014 according to data from IMS (Source: IMS Midas US Manufacturer Dollars, January 2014-December 2014). The existing long-acting injectable risperidone product, Risperdal Consta, achieved global net sales of $1.24 billion in 2014, according to IMS, and has a wholesale acquisition cost of approximately $362 per bi-weekly dose, or approximately $725 per month, for the 25 mg dosage strength (Source: Gold Standard). Finally, in the United States, prescribers of long-acting antipsychotics are highly concentrated with approximately 21,400 total prescribers of long-acting injectable products, including approximately 11,900 psychiatrists in 2015 (Source: PHAST Prescription, January 2015 -November 2015).
The Relday Opportunity
Market research conducted on our behalf by bioStrategies Group in 2013 indicates that psychiatrists in the United States and Europe see significant potential advantages for Relday over the currently marketed long-acting risperidone injectable, specifically identifying the first-day therapeutic plasma levels, once monthly dosing and subcutaneous features of Relday as important differentiators versus the currently marketed long-acting antipsychotics. We believe on the basis of our clinical development work and market research that, if successfully developed and approved, Relday could potentially provide a significant improvement over existing treatment options for patients suffering from schizophrenia as a result of:

•
Therapeutic plasma levels on first day: Relday has demonstrated in two Phase 1 studies, a single-dose clinical trial and a separate multi-dose trial in schizophrenic patients the ability to achieve therapeutic plasma levels of risperidone within 24 hours of initial dosing with an acceptable initial burst (i.e., plasma levels similar to or less than the comparable oral dose). Achieving first-day therapeutic plasma levels avoids the need for oral supplementation in connection with the initiation of therapy or following a missed or delayed dose. Risperdal Consta requires supplementation with oral risperidone for the first three weeks following initiation of therapy or following a missed dose of the injectable due to its pharmacokinetic profile.

•
Once-monthly dosing: Relday has demonstrated in two Phase 1 studies, a single-dose clinical trial and a separate multi-dose trial in schizophrenic patients a pharmacokinetic profile that will allow for once-monthly dosing with dose proportionality across the therapeutic range. Risperdal Consta provides therapy for only two weeks, resulting in more frequent physician visits and a greater number of annual injections, as well as more opportunities for patients to miss or delay a dose.

•
Subcutaneous delivery: All the currently available long-acting atypical antipsychotics are administered intramuscularly and, other than the lowest dosage strength of Invega Sustenna, have injection volumes greater than Relday. Intramuscular injections have been associated with inadvertent vascular injection, leading to rapid release of the drug and related serious adverse events, and in addition can also result in slow, painful and/or difficult injections. Utilizing the unique attributes of the Durect’s SABER technology, Relday has been designed to be administered subcutaneously.

•
Preferred active ingredient: Our market research indicated that in nearly all cases, long-acting injectable antipsychotics are prescribed to patients who have experience taking the same molecule orally and have demonstrated some level of acceptable efficacy and tolerability. Oral risperidone is now the second most commonly prescribed atypical antipsychotic compound in the United States, accounting for 20% of total prescriptions in 2015 (Source: PHAST Prescription, January 2015- November 2015).

We are working to identify potential worldwide development and commercialization partner or partners for Relday. While our current development plans are focused on schizophrenia, we may consider expanding the program to address additional indications, such as bipolar disorder, in the future.
Our DosePro Technology
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
We believe that DosePro offers several benefits to patients compared to other subcutaneous delivery methods, and that it has the potential to become an important delivery option for patients and physicians for many injected medicines, particularly those that are self-administered. These benefits include less anxiety or fear due to the lack of a needle, easier disposal without the need for a sharps container, no risk of needlestick injury or contamination, an easy-to-use three step process, no need to fill or manipulate the system, reliable performance, discreet use and portability.
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
We seek to capitalize on our DosePro technology by out-licensing it to potential partners enabling them to enhance, differentiate or extend the life cycle of their proprietary injectable products. We have a co-marketing and development services agreement with Battelle, pursuant to which we granted to Battelle the exclusive right to co-market our DosePro drug delivery technology and Battelle's DosePro development services to certain prospective pharmaceutical clients.
Our Contract Manufacturing Services

In April 2014, we entered into an asset purchase agreement, or the Asset Purchase Agreement, with Endo Ventures Bermuda Limited and Endo Ventures Limited, or collectively, Endo, to sell our Sumavel DosePro business to Endo. In conjunction with the sale, which closed in May 2014, we also entered into a supply agreement, or the Supply Agreement, which requires us to provide Sumavel DosePro product to Endo. Endo purchases all Sumavel DosePro manufactured by us at cost plus a mark-up. The Supply Agreement may be terminated by either party upon three years' prior written notice, provided that the notice cannot be given prior to the fifth anniversary of the closing date of the business sale. Either party may also terminate the Supply Agreement for cause as specified in the agreement.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including large, well established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. We will face competition not only in the commercialization of any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, but also for the in-licensing or acquisition of additional product candidates, and the out-licensing of our DosePro drug delivery technology.

ZX008

There are currently no FDA-approved treatments specifically indicated for Dravet syndrome. The standard of care usually involves a combination of the following anticonvulsant drugs: clobazam, clonazepam, leviteracetam, topirimate, valproic acid, ethosuximide or zonisamide. Stiripentol is approved in Europe for the treatment of Dravet syndrome in conjunction with clobazam and valproate. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001.  In the United States, stiripentol is not FDA approved and can only be obtained via the FDA’s Personal Importation Policy. The FDA’s PIP is meant to help people with life threatening illnesses obtain drugs when FDA approved drugs have failed.  The FDA does not consider the PIP a license to import drugs for personal use, including for life threatening illnesses.  In 2013, the FDA mandated that all new patients obtaining stiripentol must have a patient specific IND application submitted to the FDA by the prescribing physician, who is most often an academic pediatric neurologist. The manufacturer of stiripentol, Biocodex, may in the future seek and receive FDA approval for stiripentol for the treatment of Dravet syndrome.

ZX008 has a distinctive mechanism of action (selective serotonin activity) that is different from the other drugs currently in clinical development in the United States and European Union for the treatment of Dravet syndrome. Two other drugs in clinical development for the treatment of Dravet syndrome are cannabinoids. We do not expect that their successful development and approval in the United States would block the FDA from granting approval of ZX008 even if they are approved prior to ZX008.

GW Pharmaceutical’s Epidiolex is a liquid drug formulation of plant-derived purified cannabidiol, or CBD, a component of marijuana. Published open-label clinical data and anecdotal evidence has suggested that patients with Dravet syndrome experience a reduction in seizures when CBD is prescribed to them. Epidiolex is currently in Phase 3 development for the treatment of Dravet syndrome and Lennox-Gastaut syndrome, and GW Pharmaceuticals reported positive results from a Phase 3 clinical trial for treatment of Dravet syndrome in March 2016. Insys Therapeutics, or Insys, is also developing a synthetic CBD for the treatment of Dravet syndrome. Insys has advanced its synthetic CBD program, which has received orphan drug designation and fast track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys intends to initiate Phase 3 development of its CBD product candidate for Dravet syndrome and Lennox-Gastaut syndrome in 2016.

Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which are acute prolonged seizures that can be associated with Dravet syndrome, as well as other seizure conditions.

Several other companies, including Xenon Pharmaceuticals, Inc. have disclosed that they are developing preclinical drug candidates for the potential treatment of Dravet syndrome.
Relday
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, Invega Sustenna and Invega Trinza marketed by Janssen Pharmaceuticals; Zyprexa Relprevv marketed by Eli Lilly & Company; Aristada marketed by Alkermes plc; and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Janssen Pharmaceuticals, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Vanda Pharmaceuticals, Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Braeburn Pharmaceuticals, Laboratorios Farmaceuticos Rovi SA and Indivior PLC, each of which has announced they are developing long-acting antipsychotic product candidates. In May 2015, Janssen Pharmaceuticals announced that the FDA approved Invega Trinza, a three-month long-version of paliperidone palmitate, for the treatment of schizophrenia in patients adequately treated with Invega Sustenna for at least four months. Also in May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug formulation of risperidone for the treatment of schizophrenia that is intended to require once-monthly dosing. In October 2015, Alkermes plc announced that the FDA approved Aristada (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia which offers once-monthly and six-week dosing options.

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
Distribution
We sell Sumavel DosePro exclusively to Endo in accordance with our Supply Agreement. Prior to May 2014, we sold Sumavel DosePro to wholesale pharmaceutical distributors, who, in turn, sold the products to pharmacies, hospitals and other customers. Three wholesale pharmaceutical distributors individually comprised 30.3%, 30.3% and 23.3%, respectively, of our total ex-factory gross product sales for January 1, 2014 until the business was sold on May 16, 2014, and 30.5%, 30.3% and 16.6%, respectively, of our total ex-factory gross product sales for the year ended December 31, 2013.
Manufacturing and Supply
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
We manage the supply chain for Sumavel DosePro, consisting of the DosePro system and the active pharmaceutical ingredient, or API, internally with experienced operations professionals, including employees residing in the United Kingdom who oversee European contract manufacturing operations. We have entered into supply agreements relating to Sumavel DosePro with our critical contract manufacturers, most component fabricators and secondary service providers to secure commercial supply for Sumavel DosePro and expect manufacturing capacity to adequately support projected Sumavel DosePro demand. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro system is currently the sole qualified source of their respective components. If demand exceeds our forecast, we may be required to expand the capacity of some of our existing contract manufacturers and suppliers or qualify new manufacturers or suppliers.
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
Patheon UK Limited
We have entered into a manufacturing services agreement with Patheon UK Limited, or Patheon, located in Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products that will expire on April 30, 2016. Under the terms of the agreement, Patheon serves as our exclusive manufacturer for the aseptic capsule assembly, filling and inspection, final system assembly and packaging of Sumavel DosePro, as well as other manufacturing and support services. We are currently negotiating an extension of the commercial manufacturing and services agreement with Patheon.
Although we are not required to have any minimum quantity of Sumavel DosePro manufactured under the agreement, we have agreed to provide Patheon with forecasts of the required volumes of Sumavel DosePro we need, and we are required to pay Patheon a monthly manufacturing fee over the remaining term. Under the agreement, we are also required to pay support and service fees, with the level of service fees increasing if annual production exceeds a specified volume.

Under the agreement, either party may terminate the agreement (1) upon specified written notice to the other party, (2) upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within a specified period following receipt of written notice of such breach, and (3) immediately upon written notice to the other party in the event that the other party is declared insolvent or bankrupt by a court of competent jurisdiction, a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or the agreement is assigned by such other party for the benefit of creditors. Patheon may also terminate the agreement upon specified written notice if we assign the agreement to certain specified parties.
Nypro Limited
Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro system pursuant to purchase orders. We are currently negotiating a commercial supply agreement with Nypro.
Nipro PharmaPackaging, Germany GmbH (formerly MGlas AG)
In May 2009, we entered into a commercial manufacturing and supply agreement with Nipro PharmaPackaging, Germany GmbH, or Nipro, located in Munnerstadt, Germany. Under the terms of the agreement, Nipro is our exclusive supplier of the glass capsule that houses the sumatriptan API in Sumavel DosePro (and will be the exclusive supplier of glass capsules for any future 0.5 mL DosePro product candidates or products). Although the commercial manufacturing and supply agreement with Nipro expired in May 2012, we have continued to exclusively purchase glass capsules from Nipro under the expired agreement terms. We are currently negotiating an extension of the commercial manufacturing and supply agreement with Nipro to continue the supply of the glass capsule.
Dr. Reddy’s Laboratories, Inc.
We are party to a supply agreement with Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, which was originally entered into between Aradigm and Dr. Reddy’s in September 2004. Under the terms of the agreement, Dr. Reddy’s, a global pharmaceutical company and supplier of bulk API located in India, agreed to supply us with the sumatriptan API for Sumavel DosePro at a specified price. Dr. Reddy’s has agreed to sell to us, and we agreed to purchase on a non-exclusive basis from Dr. Reddy’s, not less than 50% of our quarterly requirements for sumatriptan in North America and the European Union. The initial term of the agreement expires in 2020.

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
Collaborations, Commercial and License Agreements

Zogenix International Limited
Under the terms of our agreement to acquire Zogenix International Limited, we may be obligated to pay up to $95.0 million in total future milestone payments upon the achievement of specified regulatory and sales milestones with respect to ZX008. We agreed to use commercially reasonable efforts to develop and commercialize ZX008 and to achieve the milestones.

Endo Ventures Limited Asset Purchase Agreement

In April 2014, we entered into the Asset Purchase Agreement with Endo to sell our Sumavel DosePro business to Endo. The Asset Purchase Agreement closed on May 16, 2014. We also entered into the Supply Agreement pursuant to which we retain the sole and exclusive right and the obligation to manufacture, have manufactured, supply or have supplied Sumavel DosePro to Endo Ventures, subject to Endo Venture’s right to qualify and maintain a back-up manufacturer. Also, Endo agreed to provide our Sumavel DosePro manufacturing operations with a working capital advance.
Aradigm Corporation Asset Purchase Agreement
In August 2006, we entered into an asset purchase agreement with Aradigm Corporation whereby Aradigm assigned and transferred to us all of its right, title and interest to tangible assets and intellectual property related to the DosePro needle-free drug delivery system. Aradigm also granted to us a license under all other intellectual property of Aradigm that is necessary or useful to the DosePro delivery system. Aradigm also retained a license under all transferred intellectual property rights solely for purposes of the pulmonary field, and we granted Aradigm a license under other intellectual property rights solely for use in the pulmonary field.
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

ZX008

We acquired rights to four pending U.S. patent applications directed to methods of treating Dravet syndrome in connection with our acquisition of Zogenix International Limited. There is no certainty that any of these applications will issue as patents. If the patents issue, they would be expected to expire in May 2033. Currently there are 10 U.S. patent applications and eight pending foreign applications (which include one Patent Cooperation Treaty application) in the ZX008 series of cases.
Relday
We have licensed a number of U.S. and foreign patent applications from Durect that are intended to cover the formulation of Relday and its delivery. However, as the formulation and delivery of Relday are the subject of ongoing research it remains uncertain if the Durect patents or applications, should they issue as patents, will cover the final formulation or delivery of Relday.

Needle-free Drug Delivery Technologies
Sumavel DosePro is a drug-system combination that subcutaneously delivers sumatriptan utilizing our proprietary needle-free drug delivery system to treat migraine and cluster headache. Our patent portfolio is directed to various types and components of needle-free and other drug delivery systems. As of December 31, 2015, we have 28 issued U.S. patents, nine pending U.S. patent applications, 58 issued foreign patents and 49 pending foreign patent applications expiring between 2016 and 2026. Of the above, we have 18 issued U.S. patents, two pending U.S. patent applications, 38 issued foreign patents and two pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology.
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

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements; and

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
During the FDA's review of an NDA the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, and if applicable, QSR requirements (for medical device components), and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
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
 ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. We may seek orphan drug designation for ZX008 for a difference indication, or other product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain orphan drug designation or approval for any product candidate, or that we will be able to secure orphan drug exclusivity if we do obtain approval.
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

Fenfluramine, the active ingredient in ZX008, is currently regulated as a Schedule IV drug in the United States. Substances in Schedule IV are considered to have a low potential for abuse relative to substances in Schedule III. A prescription for controlled substances in Schedules III, IV, and V issued by a practitioner, may be communicated either orally, in writing, or by facsimile to the pharmacist, and may be refilled if so authorized on the prescription or by call-in. Many commonly prescribed sleep aids (e.g., Ambien®, Sonata®), most benzodiazepines (e.g., Ativan®, Valium®, Versed®, Diastat®, Onfi®) and some weight loss drugs (e.g., Belviq®, Qsymia®) are also regulated as Schedule IV drugs.
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
The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA. Reports must also be made for thefts or losses of any controlled substance, and authorization must be obtained to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.
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
Healthcare Fraud and Abuse Laws
We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. These laws are applicable to manufacturers of products regulated by the FDA, such as us, and hospitals, physicians and other potential purchasers of such products.
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
Third-Party Payor Coverage and Reimbursement
The commercial success of our product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.
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
Moreover, other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken.
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
Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates, if approved, and to operate profitably.
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

Employees
As of December 31, 2015, we employed 62 full-time employees. Of the full-time employees, 28 were engaged in product development, quality assurance and clinical and regulatory activities, nine were engaged in manufacturing operations, 5 were engaged in sales and marketing and 20 were engaged in general and administrative activities (including business and corporate development).
None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize two employer services companies to provide human resource services. These service companies are the employer of record for payroll, benefits, employee relations and other employment-related administration.
Research and Development
We invested $27.9 million, $11.9 million and $8.4 million in research and development in the years 2015, 2014 and 2013, respectively.
About Zogenix
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix, Inc. on August 28, 2006. Our principal executive offices are located at 5858 Horton Street, #455, Emeryville, California 94608, and our telephone number is 1-866-ZOGENIX (1-866-964-3649). We conduct our research and development activities, general and administrative functions and our contract manufacturing services primarily from our Emeryville, California location. We also conduct certain administrative activities from our San Diego, California facility.
We formed a wholly-owned subsidiary, Zogenix Europe Limited, in June 2010, a company organized under the laws of England and Wales and which is located in the United Kingdom, and whose principal operations are to support the manufacture of the DosePro technology. Zogenix International Limited is a wholly-owned subsidiary of Zogenix Europe Limited which was acquired in October 2014.
Financial Information about Segments
We operate only in one business segment, which is the development and commercialization of pharmaceutical products. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those financial statements and related notes.
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
The safety and effectiveness of ZX008 has been evaluated in a single, continuing, long-term, open-label, study in patients with Dravet syndrome in Belgium. In January 2016 we initiated a Phase 3 clinical trial in North America for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This followed FDA acceptance of our investigational new drug, or IND, application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies that will evaluate two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. We intend to enroll 105 subjects in each of the two studies, with 35 patients in each treatment arm. The first study will be conducted primarily in North America. The other Phase 3 study will be a multi-national study, conducted primarily in western Europe. In addition, a one year, open-label safety study will be offered to eligible subjects who complete one of these trials. We expect to submit Clinical Trial Applications, or CTAs, for ZX008 in Europe and Australia to initiate this second study in the first half of 2016. We expect to receive top-line results from the first trial at the end of the fourth quarter of 2016. However, we may not be able to initiate, identify and enroll sufficient study participants and interpret results on these timeframes, and consequently the completion of our Phase 3 clinical trials may be delayed.
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

•
reaching agreement on acceptable terms with clinical research organizations, or CROs, clinical investigators and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, clinical investigators and trial sites;

•	manufacturing or obtaining sufficient quantities of a product candidate and placebo for use in clinical trials;

•	obtaining institutional review board, or IRB approval to initiate and conduct a clinical trial at a prospective site;

•	identifying, recruiting and training suitable clinical investigators;

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
Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for ZX008, Relday and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
Fast Track designation for ZX008 may not lead to a faster development or review process.
We have been granted a Fast Track designation for ZX008 in the United States. The Fast Track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Unique to a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.
Obtaining a Fast Track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for ZX008, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that ZX008 will receive marketing approval in the United States.
If we do not secure collaborations with strategic partners to develop and commercialize Relday, we may not be able to successfully develop Relday and generate meaningful revenues from it.
A key aspect of our current strategy is to selectively enter into a strategic collaboration with one or more third parties to conduct clinical testing for, seek regulatory approval for and to commercialize Relday. We may not be successful in securing a strategic partner on favorable terms, or at all. If we are able to identify and reach an agreement with one or more collaborators, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety in required clinical trials and obtaining regulatory approvals. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated.
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
As a result of the sale of our Zohydro® ER business in April 2015, we do not currently have all the necessary components of an organization for sales, marketing and distribution of pharmaceutical products, and therefore we must build this organization or make arrangements with third parties to perform these functions in order to commercialize any products that we successfully develop and for which we obtain regulatory approvals. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We will also face competition in our search for collaborators and potential co-promoters, if we choose such an option. To the extent we may rely on third parties to co-promote or otherwise commercialize any product candidates in one or more regions that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product candidates, they may be unable to devote the resources necessary to realize the full commercial potential of our products.
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
If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. In the European Union, Canada, and Japan, Diacomit (stiripentol) by Laboratoires Biocodex has been approved and is being commercialized as an adjunctive therapy (in combination with sodium valproate and clobazam) for the treatment of Dravet syndrome; stiripentol, while not yet approved by FDA, is available to patients in the United States via the FDA’s Personal Importation Policy. Epidiolex®, which is being developed by GW Pharmaceuticals, has received an orphan designation by the EMA for the treatment of Dravet syndrome and by the FDA for the treatment of Dravet and Lennox-Gastaut syndromes, as well as fast track status by the FDA for the treatment of Dravet syndrome. In April 2015, GW Pharmaceuticals initiated a second Phase 3 clinical trial for Epidiolex®, a cannabinoid drug, and in March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex, with the drug achieving its primary study endpoint. Insys Therapeutics has advanced its pharmaceutical cannabinoid program, which has received orphan drug designation and fast track status by the FDA for use of cannabidiol as a potential treatment for Dravet syndrome. Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which are acute prolonged seizures that can be associated with Dravet syndrome, as well as other seizure conditions.
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, Invega Sustenna and Invega Trinza marketed by Janssen Pharmaceuticals, Zyprexa Relprevv marketed by Eli Lilly & Company, Aristada marketed by Alkermes plc and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Janssen Pharmaceuticals, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Vanda Pharmaceuticals, Inc., Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Teva, Braeburn Pharmaceuticals, Laboratorios Farmaceuticos Rovi SA and Indivior PLC, each of which has announced they are developing long-acting antipsychotic product candidates. In May 2015, Janssen Pharmaceuticals announced that FDA approved Invega Trinza, a three-month long-version of paliperidone palmitate, for the treatment of schizophrenia in patients adequately treated with Invega Sustenna for at least four months. Also in May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug formulation of risperidone for the treatment of schizophrenia that is intended to require once-monthly dosing. In October 2015, Alkermes plc announced that the FDA approved Aristada (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia which offers once-monthly and six-week dosing options.
We expect ZX008, Relday and any of our other product candidates, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
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
If ZX008, Relday or any other product candidate receives regulatory approval but does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of ZX008, Relday or any other product candidates, if approved by the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved product by third-party payors may also be necessary for commercial success. The degree of market acceptance of any product candidates for which we may receive regulatory approval will depend on a number of factors, including:

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	any negative publicity or political action related to our or our competitors’ products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	demonstration to authorities of the pharmacoeconomic benefits;

•	demonstration to authorities of the improvement in burden of illness;

•	limitations or warnings contained in a product’s FDA-approved or European Medicines Agency, or EMA, approved labeling;

•	the clinical indications for which a product is approved;

•	availability and perceived advantages of alternative treatments;

•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient U.S. third-party payor coverage and reimbursement;

•	our ability to obtain European countries’ pricing authorities' coverage and reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party payor coverage.
Our efforts to educate the medical community, U.S. third-party payors and European countries’ health authorities on the benefits of ZX008, Relday or any of our other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors, pharmacists, and patients, we may not generate sufficient revenue from these products to become or remain profitable.
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
We have generated substantial net losses and negative cash flow from operations since our inception in 2006. For example, for the years ended December 31, 2015, 2014 and 2013, we incurred net income (loss) of $26.1 million, $8.6 million and $(80.9) million, respectively, our net cash used in operating activities was $(64.6) million, $(80.8) million and $(44.9) million, respectively, and, at December 31, 2015, our accumulated deficit was $(375.5) million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the development of ZX008 and Relday. Our ability to generate revenues from our Sumavel DosePro contract manufacturing services or any of our product candidates will depend on a number of factors including, in the case of Sumavel DosePro contract manufacturing services, the factors described in risk factors below and, in the case of our product candidates, including ZX008 and Relday, our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
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
Our limited operating history makes it difficult to evaluate our business and prospects.
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
While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, ZX008, Relday or any other product candidates. Our DosePro system and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, or Patheon, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition to Patheon's manufacturing services, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro system and Nipro PharmaPackaging, Germany GmbH (formerly MGlas AG), located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredients, or API, in our DosePro system. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro system is currently the only qualified source of their respective components. We currently rely on Dr. Reddy's Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for ZX008 and Relday to third parties.
Although we plan to qualify additional manufacturers and suppliers of some of the components used in Sumavel DosePro, there can be no assurance that we will be able to do so and the current manufacturers and suppliers of these components will likely be single source suppliers to us. Similarly, Durect is the exclusive manufacturer of the risperidone formulation using Durect's SABER™ controlled-release technology for all Relday clinical trials through Phase 3 and, if approved, has the option to supply the same formulation for commercial production. ZX008, if approved, would require process validation, for which there can be no assurance of success. We may never be able to establish additional sources of supply for ZX008 or Relday's risperidone formulation.
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
We have agreements with third-party CROs to conduct our ongoing Phase 3 program for ZX008. We rely heavily on these parties for the execution of our clinical trials and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with good clinical practice, or GCP, requirements for clinical studies of our product candidates, and good laboratory practice, or GLP, requirements for certain pre-clinical studies. The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional pre-clinical studies or clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We may encounter delays in the manufacturing of Sumavel DosePro for Endo or fail to generate contract manufacturing revenue if our supply of the components of our DosePro drug delivery system is interrupted.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of December 31, 2015, we employed 62 full-time employees. Of the full-time employees, 28 were engaged in product development, quality assurance and clinical and regulatory activities, nine were engaged in manufacturing operations, five were engaged in sales and marketing and 20 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
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
Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pound sterling. Our reporting currency is the U.S. dollar and to date all of the revenues we have generated have been in U.S. dollars. For the year ended December 31, 2015, $17.9 million (based on average exchange rates) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.
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
The commercial use of our products and clinical use of our products and product candidates expose us to the risk of product liability claims. This risk exists even if a product or product candidate is approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA such as the case with Zohydro ER, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Zohydro ER or our product candidates could result in injury to a patient or even death. For example, Zohydro ER is an opioid pain reliever that contains hydrocodone, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to its potential for abuse. Although we no longer sell Zohydro ER following the sale of the Zohydro ER business in April 2015, we retain all liabilities associated with the Zohydro ER business arising prior to such sale, including possible product liability exposure in connection with sales of Zohydro ER made prior to the sale of the Zohydro ER business. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury.
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
We intend to market certain of our product candidates outside of the United States, if approved. For example, ZX008 has received orphan drug designation in Europe, and we expect to initiate a Phase 3 clinical trial during the first half of 2016 in Europe to support a European marketing authorization application. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals in each territory prior to marketing authorization. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks.
For example, in the European Economic Area (comprised of 28 European Union, or EU, member states plus Iceland, Liechtenstein, and Norway), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•
The Community MA, which is issued by the European Commission through the Centralized · Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the European Economic Area, or EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

In the EEA, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

In the EEA we can take advantage of the hybrid application pathway of the EU Centralized Procedure, which is similar to the FDA’s 505(b)(2) pathway. Hybrid applications may rely in part on the results of pre-clinical tests and clinical trials contained in the authorization dossier of the reference product, but must be supplemented with additional data. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, or any potential partner, may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
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
We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. We have financed our operations primarily through the proceeds from the issuance of equity securities, the sale of the Sumavel DosePro and Zohydro ER businesses, and debt, and have incurred losses and negative cash flow from operations in each year since our inception. For the years ended December 31, 2015, 2014 and 2013, we incurred net income (loss) of $26.1 million, $8.6 million and $(80.9) million, respectively, and our cash used in operating activities was $(64.6) million, $(80.8) million and $(44.9) million, respectively. As of December 31, 2015, we had an accumulated deficit of $(375.5) million. These losses and negative cash flow from operations have had a material adverse effect on our stockholders' equity and working capital.
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
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2015 and our projected contract manufacturing revenues will be sufficient to fund our operations through at least the next 12 months. We may need to obtain additional funds to finance our operations beyond that point, or possibly earlier, in order to:

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
We have entered into a loan and security agreement, or the credit facility, with Oxford Finance LLC, or Oxford, as collateral agent, and the lenders party thereto from time to time, or the lenders, including Oxford and Silicon Valley Bank, or SVB, that is secured by substantially all of our personal property other than our intellectual property. The outstanding principal balance under the credit facility was $20.0 million at December 31, 2015.
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
We currently are developing ZX008 for the treatment of seizures associated with Dravet syndrome, and Relday for the treatment of the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market ZX008, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.

Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA is subject to a two-tiered system of review times for new drugs: standard review and priority review. For drugs subject to standard review that do not contain a new molecular entity, such as Relday, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The review process and the PDUFA target action date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. The FDA's review goals are subject to change, and the duration of the FDA's review may depend on the number and type of other NDAs that are submitted to the FDA around the same time period.
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
ZX008, Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials. The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome at a single academic medical institution in Belgium. In January 2016 we initiated a Phase 3 clinical trial in the United States for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This study initiation followed FDA acceptance of our investigational new drug, or IND, application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies that will include two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. We intend to enroll 105 subjects in each of the two studies, with 35 patients in each treatment arm. The first study will be conducted primarily in North America. The other study will be a multi-national study, conducted primarily in western Europe. We expect to submit CTAs for ZX008 in Europe and Australia to initiate this second study in the first half of 2016. We expect to receive top-line results from the first trial at the end of the fourth quarter of 2016. However, we may not be able to initiate, identify and enroll sufficient study participants and interpret results on these timeframes, and consequently the completion of our Phase 3 clinical trials may be delayed.
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
We have obtained orphan drug designation for ZX008 for treatment of Dravet syndrome in the United States and Europe. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. In the EU a drug may receive orphan designation if the prevalence of the condition in the EU is of no more than five in 10,000 or it if is unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development. Orphan drug designation in the United States confers certain benefits, including tax incentives and waiver of the applicable application fee upon submission of the product for approval in the rare disease or condition. In the EU, sponsors who obtain orphan designation benefit from a number of incentives, including protocol assistance and fee reductions.
If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is generally entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a similar to treat the same rare disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. Also, we are only able to attain orphan drug status in Europe if we are able to demonstrate to EMA that ZX008 has incremental benefit over any other approved product for that orphan disorder. Our planned study to show incremental benefit over stiripentol may not show any benefit. Currently, only stiripentol has orphan drug status in Europe for treatment of seizures in Dravet syndrome, but others could be approved.
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
The orphan drug exclusivity may not effectively protect the product from competition in the United States because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted exclusivity, the FDA and EMA can subsequently approve the same or a similar drug for the same condition during the exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on safety and effectiveness data not developed by the filer of the NDA. We plan to submit an NDA for Relday under Section 505(b)(2), and as such, the NDA will rely, in part, on the FDA's previous findings of safety and effectiveness for risperidone. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.
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
Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, was signed into law, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

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

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•
new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year. Manufacturers are required to report such data to the Centers for Medicare & Medicaid Services, or CMS, by the 90th day of each calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
creation of the Independent Payment Advisory Board which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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

There are currently no issued patents covering ZX008 and there is no guarantee that any of the pending applications will issue as patents. The patents covering the API in ZX008 have expired and therefore it is not subject to patent protection. The initial applications covering methods of treatment using ZX008 were acquired by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the matter might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling the matter may not have been completely familiar with U.S. patent law or the patent law in various countries, possibly resulting in inadequate disclosure and/or filing of applications at times which do not meet appropriate priority requirements. All of these factors and others could result in the inability to obtain the issuance of these applications in the United States or elsewhere in the world.
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
If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Likewise, our patents covering certain technology used in our DosePro system are expected to expire on various dates from 2016 through 2026.
As of December 31, 2015, our patent portfolio included 18 issued U.S. patents, two pending U.S. patent applications, 38 issued foreign patents and two pending foreign patent applications relating to various aspects of Sumavel DosePro and our DosePro technology. Fourteen of our U.S. patents relating to our DosePro technology, U.S. Patent Nos. 5,957,886, 6,135,979, 7,776,007, 7,901,385, 8,267,903, 8,118,771, 8,241,243, 8,241,244, 8,287,489, 8,343,130, 8,491,524, 8,663,158, 8,715,259 and 9,138,538 are expected to expire between 2016 and 2026. U.S. Patent No. 5,957,886 claims a needleless injector system using a viscous damping medium; U.S. Patent No. 6,135,979 covers the needleless injector with particular safety mechanisms; U.S. Patent Nos. 7,776,007, 8,287,489 and 9,138,538 cover systems with a cap and latch mechanism; U.S. Patent Nos. 7,901,385, 8,267,903 and 8,715,259 encompass various embodiments of the casing for enclosing the injection systems; U.S. Patent Nos. 8,118,771, 8,241,243, 8,241,244 and 8,663,158 cover a method of reducing breakage of glass capsules; 8,491,524 relates to a drug capsule filled with a formulation purged with an inert gas; and 8,343,130 covers a method of reducing the propensity to create a shock wave on firing the system as used in the Sumavel DosePro system. Upon the expiration of these patents, we will lose the right to exclude others from practicing the claimed inventions. Additionally, 10 of these 14 patents are the only patents currently listed in the FDA Orange Book for Sumavel DosePro. The expiration of the Orange Book listed patents will mean that we lose certain advantages that come with Orange Book listing of patents. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Moreover, if Durect decides not to commence or continue any action relating to the defense of the patents they have licensed to us, they are required to notify us and we have the right to initiate proceedings after receiving their notice. Such proceedings will require the assistance of Durect, and we have limited control over the amount or timing of resources Durect devotes on our behalf or the priority they place on enforcing these patent rights.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $9.36 to a high sale price of $21.65 (which sale prices give effect to the reverse split of our common stock effected on July 1, 2015). This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the success and costs of our ZX008, Relday and other product candidate development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of development and/or regulatory expenses related to ZX008, Relday or other development programs;

•	results of clinical trials for ZX008, Relday or any other of our product candidates;

•	any intellectual property infringement lawsuit in which we may become involved;

•	the level of underlying demand for any of our product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2015, we had research coverage by only five securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2015, we had 24,771,568 shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
We have registered under the Securities Act 1,973,025 shares of our common stock issuable upon the exercise of the warrants we issued in July 2012, which warrants became exercisable on July 27, 2013 at an exercise price of $20.00 per share (subject to restrictions on exercise set forth in such warrants, and giving effect to the reverse split of our common stock effected on July 1, 2015). As of December 31, 2015, warrants were still outstanding to exercise 1,901,918 shares of this registered common stock, which means that upon exercise of warrants, such shares will be freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
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
The continued operation and expansion of our business will require substantial funding. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of the credit facility with Oxford and SVB. Any return to stockholders will therefore be limited to the appreciation in the market price of their stock, which may never occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our facilities are located in Emeryville and San Diego, California, and Maidenhead, United Kingdom. Our general and administrative personnel, manufacturing operations, product development, quality assurance and clinical and regulatory personnel are primarily located in our Emeryville facility. Additional general and administrative personnel are located at our San Diego facility.
We occupy approximately 22,000 square feet of office and laboratory space in Emeryville under an operating lease which expires in 2022. We also occupy 17,361 square feet of office space in San Diego under an operating lease that expires in March 2020, and minimal office space in the United Kingdom under a month-to-month agreement. The manufacturing equipment used to produce our DosePro technology is currently located at our contract manufacturers’ and component suppliers’ facilities in Europe where we occupy an aggregate of more than 20,000 square feet of space that is used to manufacture Sumavel DosePro.
We believe that the space we lease is currently adequate to meet our needs, and that, if necessary, additional space can be leased to accommodate any future growth.
Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been traded on the Nasdaq Global Market since November 23, 2010 under the symbol “ZGNX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, reflecting our 1-for-8 reverse stock split effected on July 1, 2015, as reported by the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$16.56	$10.41
Third Quarter	$21.65	$12.20
Second Quarter	$14.32	$10.56
First Quarter	$15.68	$9.36
Year Ended December 31, 2014
Fourth Quarter	$11.84	$8.56
Third Quarter	$19.12	$9.12
Second Quarter	$24.80	$13.04
First Quarter	$41.52	$21.28
Holders of Common Stock
As of March 7, 2016, there were approximately 12 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock over the five year period ended December 31, 2015 to the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2010, and that all dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain available cash to finance ongoing operations and the potential growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. In addition, our ability to pay dividends is currently restricted by the terms of the credit facility with Oxford Finance LLC and Silicon Valley Bank.

Equity Compensation Plan Information
The following table summarizes securities available under our equity compensation plans as of December 31, 2015 (in thousands, except per share data).

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares issuable under current outstanding awards	Number of securities available for future issuance
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	$27.86	115	—	115	—
2010 Equity Incentive Plan (1)	$16.88	2,464	0	2,464	325
Total Equity Incentive Plans		2,579	0	2,579	325
2010 Employee Stock Purchase Plan		—	—	—	151
Total Equity compensation plans approved by security holders		2,579	0	2,579	476
Equity compensation plans not approved by security holders:
Employment Inducement Equity Incentive Award Plan (2)	$26.72	80	—	80	202

(1)
The material features of our 2010 Equity Incentive Plan, including the evergreen provision under the 2010 Equity Incentive Plan, are described in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	The material features of our Employment Inducement Equity Incentive Award Plan are described in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes certain of our selected financial data. The selected financial data for the years presented below have been derived from our audited financial statements, of which the consolidated statements of operations data for the three fiscal years ending December 31, 2015, 2014 and 2013 and consolidated balance sheets data as of December 31, 2015 and 2014 are included elsewhere in this Annual Report on Form 10-K. Our historical results and financial condition are not necessarily indicative of the results or financial condition that may be expected in the future. The selected financial data set forth below should be read together with our financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data
Revenue:
Contract manufacturing revenue (1)	$24,369	$15,392	$—	$—	$—
Net product revenue	—	9,840	31,699	35,826	30,411
Contract revenue	—	—	—	8,462	7,165
Service and other product revenue	2,813	3,715	1,313	38	—
Total revenue	27,182	28,947	33,012	44,326	37,576
Operating expenses:
Cost of contract manufacturing (1)	22,356	14,342	—	—	—
Cost of goods sold	—	5,263	21,241	19,496	19,293
Royalty expense	345	591	1,242	1,353	1,205
Research and development	27,860	11,893	8,372	9,871	12,580
Selling, general and administrative	26,347	34,639	46,218	47,562	59,303
Change in fair value of contingent consideration (2)	(2,000)	—	—
Restructuring costs	—	—	876	—	—
Impairment of long-lived assets (3)	—	838	—	—	—
Net gain on sale of business (1)	—	(79,980)	—	—	—
Total operating expenses	74,908	(12,414)	77,949	78,282	92,381
Loss from operations	(47,726)	41,361	(44,937)	(33,956)	(54,805)
Other income (expense):
Interest expense, net	(2,959)	(3,070)	(6,592)	(10,260)	(7,607)
Loss on sale of investments (4)	(5,746)	—			—
Loss on extinguishment of debt(5)	—	(1,254)	—	—	—
Change in fair value of warrant liability (6)	(1,103)	25,332	(21,927)	11,811	445
Change in fair value of embedded derivatives (7)	—	(14)	759	(147)	(240)
Other income (expense)	(71)	(784)	96	(1,354)	(86)
Total other income (expense)	(9,879)	20,210	(27,664)	50	(7,488)
Income (Loss) from continuing operations before income taxes	(57,605)	61,571	(72,601)	(33,906)	(62,293)
Income tax benefit (expense) (8)	15,901	(84)	—	(5)	9
Net income (loss) from continuing operations	$(41,704)	$61,487	$(72,601)	$(33,911)	$(62,284)
Net income (loss) from discontinued operations	67,848	(52,900)	(8,255)	(13,475)	(21,619)
Net income (loss)	$26,144	$8,587	$(80,856)	$(47,386)	$(83,903)
Net income (loss) per share, continuing operations, basic(9)	$(1.94)	$3.45	$(5.35)	$(3.37)	$(11.67)
Net income (loss) per share, continuing operations, diluted(9)	$(1.94)	$3.44	$(5.35)	$(3.37)	$(11.67)

(1)	Amounts in conjunction with our sale of Sumavel DosePro to Endo. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Represents change in contingent consideration liability acquired with purchase of Zogenix International Limited. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Represents the impairment of fixed assets in conjunction with sale of Sumavel DosePro business. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	Represents loss on sale of stock acquired in conjunction with sale of Zohydro ER business. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)
Loss recognized upon early termination of the financing agreement entered into with Healthcare Royalty Partners, or the Healthcare Royalty financing agreement. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(6)	Represents change in fair value of warrant liabilities. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7)	Represents change in fair value of embedded derivatives related to Healthcare Royalty financing agreement.

(8)	Benefit related to sale of Zohydro ER. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

(9)
See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for an explanation of the method used to calculate net loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available for sale (10)	$155,349	$42,205	$72,021	$41,228	$56,525
Working capital	154,517	33,741	34,981	30,179	38,998
Total assets	305,987	202,835	108,288	80,297	100,423
Long-term debt, less current portion	15,971	21,703	28,802	28,481	42,070
Accumulated deficit	(375,516)	(401,660)	(410,247)	(329,391)	(282,005)
Total stockholders’ equity (10)	182,760	55,279	18,426	14,473	9,312

(10) December 31, 2015 balance reflects proceed of equity offering of $92.0 million. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview
Background
We are a pharmaceutical company committed to developing and commercializing central nervous system therapies that address specific clinical needs for people living with orphan and other disorders who need innovative treatment alternatives to help them improve their daily functioning. Our current areas of focus are epilepsy and schizophrenia.
Our lead product candidate is ZX008, a low-dose fenfluramine for the treatment of Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. We obtained worldwide development and commercialization rights to ZX008 through our acquisition of Zogenix International Limited, previously known as Brabant Pharma Limited, in October 2014. We submitted an investigational new drug, or IND, application to initiate Phase 3 clinical trials for ZX008 to the U.S. Food and Drug Administration, or the FDA, in August 2015. In January 2016, we received notification of Fast Track designation from the FDA for ZX008 for the treatment of Dravet syndrome. We initiated Phase 3 clinical trials in January 2016 in North America and plan to begin Phase 3 clinical trials in Europe in the first half of 2016.
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
We have experienced operating net losses and negative cash flow from operating activities since inception, and as of December 31, 2015, had an accumulated deficit of $375.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of our efforts to progress the clinical development for ZX008 and Relday. As of December 31, 2015, we had cash and cash equivalents of $155.3 million. Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2015, and our projected contract revenues from Sumavel DosePro will be sufficient to fund our operations through at least the next twelve months.
Pernix Asset Purchase Agreement
On March 10, 2015, we entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics, or collectively, Pernix, whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, an Irish corporation and subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divested included the registered patents and trademarks, certain contracts, the new drug application, or NDA, and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER. We received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10.6 million in Pernix Therapeutics common stock. Further, Ferrimill purchased $0.9 million of Zohydro ER inventory from us. We agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5.0 million.
In addition to the cash payment paid at closing, we are eligible to receive cash payments of up to $283.5 million based on the achievement of pre-determined milestones, including a $12.5 million payment upon approval by the FDA of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271.0 million in potential sales milestones. We also received a percentage of purchase discounts received by Ferrimill based on an assigned supply agreement totaling $2.4 million. The purchaser will assume responsibility for our obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date.
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
On April 24, 2015, we committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. We also reduced our workforce by an additional 16 employees as a result of the divestiture. We recorded charges of approximately $0.6 million in discontinued operations related to personnel costs associated with these actions during the year ended December 31, 2015.
Daravita Ltd License Agreement
In 2007, we entered into a license agreement, or the License Agreement, with Daravita Limited (formerly Alkermes Pharma Ireland Limited), which was amended in 2009 and 2014. Under the terms of the License Agreement, Daravita granted us an exclusive license in the United States and its possessions and territories, with defined sub-license rights to third parties other than certain technological competitors of Daravita, to certain Daravita intellectual property rights related to Zohydro ER. The License Agreement granted us the exclusive right under certain Daravita patents and patent applications to import, use, offer for sale and sell oral controlled-release capsule or tablet formulations of hydrocodone, where hydrocodone is the sole active ingredient, for oral prescriptions in the treatment or relief of pain, pain syndromes or pain associated with medical conditions or procedures in the United States. This right enabled us to exclusively develop and sell Zohydro ER in the United States. On April 24, 2015, we transferred our interest in the License Agreement in conjunction with the sale of our Zohydro ER business to Ferrimill.

Endo Ventures Bermuda Limited and Endo Ventures Limited Asset Purchase Agreement
On April 23, 2014, we sold our Sumavel DosePro business to Endo International Plc, or Endo, including the registered trademarks, certain contracts, the NDA, other regulatory approvals, books and records, marketing materials and product data relating to Sumavel DosePro pursuant to an asset purchase agreement. Under the terms of the sale, Endo paid us $85.0 million in cash, $8.5 million of which was deposited into escrow and which we received in May 2015. Further, Endo Ventures Limited, or Endo Ventures, purchased from us our finished goods inventory of Sumavel DosePro for $4.6 million. In addition to the upfront cash payment, we are eligible to receive cash payments of up to $20.0 million based on the achievement of pre-determined sales and gross margin milestones. Furthermore, Endo Ventures assumed responsibility for our royalty obligation on sales of Sumavel DosePro and as well as other liabilities relating to Sumavel DosePro after the sale.
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
In connection with the sale, we were required to extinguish all encumbrances on the assets to be sold to Endo, including those previously granted to Healthcare Royalty Partners, or Healthcare Royalty, pursuant to the Healthcare Royalty financing agreement, dated June 30, 2011. We eliminated our existing debt obligation to Healthcare Royalty in May 2014 by paying $40.0 million to Healthcare Royalty which was consistent with the terms of the Healthcare Royalty financing agreement.

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
Revenue Recognition
We recognize revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro products prior to the sale of the Sumavel DosePro business in May 2014. We also recognize revenue from the sale of Zohydro ER which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) our price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by us, (e) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. We defer recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as we were not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.
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
Contract Manufacturing Revenue
We and Endo Ventures entered into a supply agreement, or the Supply Agreement, in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under terms of the Supply Agreement, we retain the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. We recognize deferred revenue related to our supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. We recognize revenue related to the sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a 2.5% mark-up, upon the transfer of title to Endo. We supply Sumavel DosePro product based on non-cancellable purchase orders. We initially defer revenue for any consideration received in advance of services being performed and product being delivered, and recognize revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight year term of the Supply Agreement. We continually evaluate the performance period and will adjust the period of revenue recognition if circumstances change.
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
Product Revenue, Net
We sold Sumavel DosePro through May 2014, and sold Zohydro ER through April 2015, in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. We recognized Sumavel DosePro product sales at the time title transferred to our customer, and we reduced product sales for estimated future product returns and sales allowances in the same period the related revenue was recognized. We are responsible for all returns of Sumavel DosePro product distributed by us prior to sale up to a maximum per unit amount as specified in the asset purchase agreement.
Given the limited sales history of Zohydro ER, we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER was dispensed through patient prescriptions or expiration of the right of return. We estimated Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, we did not have a significant history estimating the number of patient prescriptions dispensed. If we underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as we recorded sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until the time the related deferred revenue was recognized. We are responsible for returns of product sold prior to the sale of the business on April 24, 2015 and for rebates, chargebacks, and related fees for product sold until July 8, 2015 per terms of the asset purchase agreement. Zohydro ER activity is included in discontinued operations in our consolidated financial statements.
Inventories
Inventories are stated at the lower of cost (on a first in, first out basis) or market and consist of materials used in the manufacture of Sumavel DosePro, which is included in continuing operations in our consolidated financial statements, and Zohydro ER until we sold the business in April 2015, which is included in discontinued operations in our consolidated financial statements. We have significant lead times for the procurement and manufacture of our finished goods and we therefore order goods from our suppliers and manufacturers based on forecasts of future demand. Also, we generally do not sell product that is within twelve months of expiration. To the extent we procure component materials or produce finished goods in excess of actual future demand, we may be required to reduce the carrying value of inventories. We record these adjustments based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future demand.
Goodwill, Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. A review of goodwill, intangible assets and other long-lived assets is performed annually and when an event occurs indicating the potential for impairment. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets and compare their fair values to the respective carrying amounts.

In order to estimate the fair value of our intangible assets and other long-lived assets goodwill, we estimate the fair value of the reporting unit on an entity-level and compare it to the carrying value of goodwill recorded using our market capitalization and consideration of other qualitative inputs. In order to estimate the fair value of our intangible assets and other long-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting unit, we may be required to record future impairment charges for our goodwill or long-lived assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.
Warrants for Common Stock
We classify common stock warrants that contain covenants where compliance with such covenants may be outside of our control as short-term liabilities on the consolidated balance sheet. We record the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liability in the consolidated statements of operations. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities is expected volatility, as well as the probability of the occurrence of an extraordinary event for the warrants associated with our July 2012 public offering. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

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

In connection with some of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in other income (expense) in our consolidated statements of operations. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains.

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

Discontinued Operations
On April 24, 2015, we sold the Zohydro ER business. As a result of this sale, our Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5, Sale of Zohydro ER business, for additional information on the divestiture.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period or estimated time to satisfy the performance criteria, or vesting period, on a straight-line basis. Equity awards issued to non-employees are recorded at their fair value on the grant date and are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Results of Operations
Comparison of Years Ended December 31, 2015, 2014 and 2013
Revenue

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Contract manufacturing revenue	$24,369	$15,392	$—	$8,977	36.8%	$15,392	100.0%
Net product revenue	—	9,840	31,699	(9,840)	(100.0)%	(21,859)	(69.0)%
Service and other product revenue	2,813	3,715	1,313	(902)	(24.3)%	2,402	182.9%
Total revenue	$27,182	$28,947	$33,012	$(1,765)	(6.1)%	$(4,065)	(12.3)%

We recognize contract manufacturing revenue in connection with the supply agreement which was executed in conjunction with the sale of our Sumavel DosePro business to Endo in May 2014, Contract manufacturing revenue includes a portion of deferred revenue recognized on a proportional performance method. Until it was sold to Endo, we recognized net product sales of Sumavel DosePro upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies. The increase in contract manufacturing revenue and decrease in net product revenue for the year ended December 31, 2015 as compared to to the year ended December 31, 2014 was primarily due to additional units delivered to Endo in 2015 based on the timing of the sale of the Sumavel DosePro business to Endo in May 2014 and subsequent performance for a full year in 2015 under the related supply agreement. We sold Sumavel DosePro commercially for the full year ended December 31, 2013 which resulted in the decrease in net product revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Service and other product revenue was comprised primarily of co-promotion fees earned for our Migranal ® Nasal Spray sales efforts under our agreement with Valeant Pharmaceuticals North America LLC until it was terminated in June 2015, as well as adjustments to Sumavel returns reserves subsequent to the sale of the business in May 2014. For the year ended December 31, 2015, service and other product revenue included Migranal co-promotion fees earned through June 2015, a one-time contract termination fee payment totaling $0.5 million and $2.0 million of revenue based on adjustment of estimated to actual returns for product whose return period had lapsed. Service and other product revenue for the years ended December 31, 2014 and 2013 was comprised primarily of fees generated by Migranal co-promotion activity. The increase in service and product other revenue for the year ended December 31, 2014 over the year ended December 31, 2013 resulted from higher co-promotion fees generated based upon increased volume of sales orders for Migranal generated by our sales force.

Cost of Contract Manufacturing and Cost of Goods Sold

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Cost of contract manufacturing	$22,356	$14,342	$—	$8,014	100.0%	$14,342	—%
Cost of goods sold	$—	$5,263	$21,241	$(5,263)	(100.0)%	$(15,978)	(75.2)%
Costs of contract manufacturing consists primarily of materials, third-party manufacturing costs, freight in and indirect personnel and other overhead costs associated with Sumavel DosePro based on units sold to Endo, as well as the effect of changes in reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. It represents the cost of units recognized as contract manufacturing revenues in the period and the impact of underutilized production capacity and other manufacturing variances. The increase in cost of contract manufacturing for the year ended December 31, 2015 as compared to the same period in 2014 was primarily due to additional units delivered to Endo in 2015 based on the timing of the sale of the Sumavel DosePro business to Endo in May 2014 and subsequent performance for a full year in 2015 under the related supply agreement.
Cost of goods sold consisted primarily of materials, third-party manufacturing costs, freight in and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on product dispensed to units sold to patients until the sale of the business to Endo in May 2014. The decrease in cost of goods for the year ended December 31, 2014 as compared to the same period in 2013 was due to the sale of the Sumavel DosePro business to Endo in May 2014, after which we no longer sold the product commercially and costs for product delivered to Endo were recorded in the cost of contract manufacturing category.
Royalty Expense

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Royalty expense	345	591	1,242	$(246)	(41.6)%	$(651)	(52.4)%

For the years ended December 31, 2013 and 2014, royalty expense was recorded based on net sales of Sumavel DosePro by us or one of our licensees through May 16, 2014, when we sold our Sumavel DosePro business to Endo, and the amortization of a $4.0 million milestone payment. Endo assumed responsibility for the royalty obligation on sales of Sumavel DosePro subsequent to their purchase of the Sumavel DosePro business. Royalty expense for the year ended December 31, 2015 reflects both the amortization of the milestone payment related to technology that we have licensed and immaterial adjustments to previously estimated royalty liabilities based on actual sales results.
Research and Development Expenses

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Research and development	27,860	11,893	8,372	$15,967	134.3%	$3,521	42.1%
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

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Research and development expenses:
ZX008	$10,782	$391	$—
Relday	9,625	5,515	1,456
Sumavel DosePro	—	—	1,200
Other (1)	7,453	5,987	5,716
Total	$27,860	$11,893	$8,372
(1) Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis.
We acquired ZX008 in October 2014 and incurred expenses in 2015 as we prepared for Phase 3 clinical trials for ZX008, which we initiated in January 2016. Expenses increased for Relday for the year ended December 31, 2015 as compared to the same period in 2014 as we completed a multi-dose clinical study for Relday in 2015.
Research and development costs increased by $3.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to product development costs incurred for Relday in preparation for the commencement of the multi-dose clinical trial in 2015.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect research and development costs in 2016 to increase over 2015 levels as we incur costs to conduct our Phase 3 trials for ZX008 during 2016.
Selling, General and Administrative Expenses

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Selling expense	$3,935	$13,872	$30,677	$(9,937)	(71.6)%	$(16,805)	(54.8)%
General and administrative expense	22,412	20,767	15,541	1,645	7.9%	5,226	33.6%
Total selling, general and administrative	$26,347	$34,639	$46,218	$(8,292)	(23.9)%	$(11,579)	(25.1)%
Selling expenses, consist primarily of salaries and benefits of sales and marketing management and sales representatives, marketing and advertising costs, service fees under our co-promotion agreement and product sample costs. We incurred selling expenses for Sumavel DosePro prior to the sale of the business in May 2014; accordingly, there was a full year of sales related activities in 2013 as compared to a partial year in 2014. The selling expense in 2015 represents corporate general marketing for product candidates that are in development. We also incurred selling expense for Zohydro ER activities which are recorded as discontinued operations for the years ended December 31, 2015, 2014 and 2013.
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include professional fees for legal, public relations, patent protection and accounting services.
The increase of $1.6 million in general and administrative expenses for the year ended December 31, 2015 compared to the same period in 2014 is primarily the result of additional professional service fees related to patent defense of $0.9 million and additional rent incurred of $0.6 million based on expansion of our San Diego facility that occurred during the second half of 2014. The increase in general and administrative expenses of $5.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was related to increased professional services costs and higher personnel costs including the addition of a medical affairs department in 2014 and growth in other support areas.
We anticipate that our selling, general and administrative expenses throughout 2016 will remain consistent with 2015 levels.
Change in Fair Value of Contingent Consideration, Restructuring, Impairment of Long-lived Assets and Net Gain on Sale of Business

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Change in fair value of contingent consideration	$(2,000)	$—	—	$(2,000)	(100.0)%	$—	100.0%
Restructuring	$—	$—	876	$—	—%	$(876)	100.0%
Impairment of long-lived assets	$—	$838	—	$(838)	100.0%	$838	—%
Net gain on sale of business	$—	$(79,980)	—	$79,980	100.0%	$(79,980)	—%
The income generated from the change in fair value of contingent consideration for the year ended December 31, 2015 of $2.0 million results primarily from an increase in estimated time remaining before the contingent consideration will be paid. The contingent consideration liability results from our acquisition of Zogenix International Limited in October 2014 in connection with the estimated completion of certain future regulatory and commercial milestones. At each reporting period, the remaining estimated liability is determined by applying the income approach which utilizes variable inputs, such as the timing and amount of anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. This change is reflected in the balance of the estimated fair value of the contingent consideration (income) expense.
Restructuring expense of $0.6 million related to a reduction in force for the year ended December 31, 2015 is reflected in net income from discontinued operations in the consolidated statement of operations. For the year ended December 31, 2013, restructuring expense of $0.9 million was incurred in conjunction with a reduction in our workforce of 55 employees across all functional areas.
For the year ended December 31, 2014, we recognized a net gain on sale of $80.0 million in the consolidated statements of operations in conjunction with the sale of our Sumavel DosePro business, which was considered a continuing operation due to the ongoing involvement and cash flows with the business after the sale in conjunction with our contract manufacturing services.
There were no long-lived asset impairment charges recorded for years ended December 31, 2015 or 2013. As a result of the sale of the Sumavel DosePro business, we recorded an impairment charge for the disposal of construction in progress that will no longer be placed into service totaling $0.8 million for the year ended December 31, 2014.

Other income (expense)

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Interest expense, net	$(2,959)	$(3,070)	$(6,592)	$111	(3.6)%	$3,522	(53.4)%
Loss on sale of short-term investments	$(5,746)	$—	$—	$(5,746)	(100.0)%	$—	—%
Loss on extinguishment of debt	$—	$(1,254)	$—	$1,254	(100.0)%	$(1,254)	—%
Change in fair value of warrant liabilities	$(1,103)	$25,332	$(21,927)	$(26,435)	(104.4)%	$47,259	(215.5)%
Change in fair value of embedded derivatives	$—	$(14)	$759	$14	(100.0)%	$(773)	(101.8)%
Other income (expense)	$(71)	$(784)	$96	$713	(90.9)%	$(880)	(916.7)%
Total other income (expense)	$(9,879)	$20,210	$(27,664)	$(30,089)	(148.9)%	$47,874	(173.1)%
Interest Expense, net
Interest expense, net remained consistent for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, interest expense was incurred primarily in conjunction with our term loan and our working capital advance from Endo, as well as our revolving line of credit for a portion of the year. During the year ended December 31, 2014 interest expense was incurred in conjunction with our Healthcare Royalty financing agreement, which was terminated on May 16, 2014, and our working capital advance from Endo.
Interest expense, net decreased by $3.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the termination of the Healthcare Royalty financing agreement in May 2014, as discussed in Note 10 to our consolidated financial statements.
We expect a modest decrease in interest expense in 2016 compared to 2015 levels primarily due to the reduction of principal balances on our term loan.
Loss on sale of short-term investments
We acquired short-term investments in conjunction with the sale of our Zohydro ER business in April 2015. We liquidated those investments during the year ended December 31, 2015 and recognized losses totaling $5.7 million.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.3 million recorded for the year ended December 31, 2014 resulted from the early termination of the Healthcare Royalty financing agreement on May 16, 2014. The loss on early extinguishment of debt consisted of the write-off of unamortized balances of debt discounts, including the derecognition of the embedded derivative liabilities, debt acquisition costs, and accrued interest expenses related to the Healthcare Royalty financing agreement. See Note 10 to our consolidated financial statements.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 12 to our consolidated financial statements. The (income) expense recorded for the years ended December 31, 2015, 2014 and 2013 results primarily from fluctuations in our publicly traded stock price from the previous measurement date as well as the ongoing reduction to expected term each reporting period.
The income or expense realized as a change in the valuation will continue to fluctuate based upon changes to inputs used to estimated fair value of our warrant liabilities while the warrants remain outstanding.
Change in Fair Value of Embedded Derivatives
The change in fair value of embedded derivatives relates to a fair value adjustment recorded on the embedded derivatives associated with the Healthcare Royalty financing agreement. These embedded derivatives were derecognized on

May 16, 2014 in connection with the early termination of the Healthcare Royalty financing agreement in 2014. See Note 10 to our consolidated financial statements.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2015 was comprised primarily of foreign currency transaction gains and losses. Other income (expense) for the year ended December 31, 2014 was comprised of fees incurred to register our Zogenix International Limited stock of $0.7 million and net foreign exchange losses of $0.1 million. Other income (expense) for the year ended December 31, 2013 was comprised primarily of net foreign currency transaction gains.
Benefit (Expense) for Income Taxes

	Year Ended December 31,			2014 to 2015		2013 to 2014
(Dollars in thousands)	2015	2014	2013	$ change	% change	$ change	% change
Provision for income taxes	$15,901	$(84)	$—	$15,985	100.0%	$(84)	(100.0)%
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. During the year ended December 31, 2015, we recognized net income from discontinued operations, and, as a result, we recorded a tax expense of $14.1 million in discontinued operations and a corresponding benefit to income tax expense from continuing operations. The remaining tax benefit to continuing operations principally relates to tax rate reductions enacted in the United Kingdom in November 2015 which resulted in a decrease in our deferred tax liability. The expense for income taxes for the year ended December 31, 2014 of $0.1 million is primarily related to the taxable foreign income generated by our wholly-owned subsidiary, Zogenix Europe Limited.
Discontinued Operations
During the first quarter of 2015, we reached a decision to sell our Zohydro ER business. On March 10, 2015, we entered into an asset purchase agreement with Pernix whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser.
The sale, including the related gain on the transaction, was reflected in the net income (loss) from discontinued operations for year ended December 31, 2015, as discussed in Note 5 to our consolidated financial statements. As a result of our strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, our consolidated statements of operations and consolidated balance sheets have been retrospectively revised to reflect the financial results from the Zohydro ER business as discontinued operations for all periods presented.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2015, we had available federal, California and foreign net operating loss carryforwards of approximately $177.4 million, $181.6 million and $20.7 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2026 for federal tax purposes and 2015 for state tax purposes. As of December 31, 2015, we had federal and state research and development tax credit carryforwards of approximately $3.0 million and $3.4 million, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.
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
We completed an analysis under IRC Sections 382 and 383 to determine if our net operating loss carryforwards and research and development credits are limited due to a change in ownership. We determined that as of December 31, 2015 we had three ownership changes. The first ownership change occurred in August 2006 upon the issuance of our Series A-1 convertible preferred stock. As a result of this ownership change, we reduced our net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. We determined that we had a second ownership change, as defined by IRC Section 382 and 383, which occurred in September 2011 upon the issuance of stock in our follow-on offering. As a result of this second ownership change, we reduced our federal and state net operating loss carryforwards as of December 31, 2011 by $121.1 million and $53.4 million, respectively, and research and development income tax credits as of December 31, 2011 by $3.0 million. We had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change.
Pursuant to IRC Section 382 and 383, the use of our net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our consolidated statements of operations.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of December 31, 2015, had an accumulated deficit of $375.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with the clinical development of ZX008 and Relday. As of December 31, 2015, we had cash and cash equivalents of $155.3 million.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2015 and our projected contract manufacturing revenues will be sufficient to fund our operations through at least the next 12 months. Other potential sources of near-term liquidity include (i) equity, debt or other financing, or (ii) entering into a licensing arrangement for ZX008 or Relday. We expect our current financial resources to provide a cash runway through three significant clinical milestones: the end of Phase 2 meeting for Relday, followed by the regulatory submissions in the United States and Europe for ZX008, which are anticipated to occur in 2017. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings, receivables financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
Since inception, our operations have been financed primarily through equity and debt financings, the issuance of convertible notes and proceeds of the sales of our Sumavel DosePro and Zohydro ER businesses. Through December 31, 2015, we received aggregate net cash proceeds of approximately $512.0 million from the sale of shares of our preferred and common stock, including the following financing transactions:

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

•
in November 2013, we issued and sold a total of 30,666,667 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters' option to purchase over-allotment shares, for aggregate net proceeds of $64.5 million; and

•
in August 2015, we issued and sold a total of 5,462,500 shares of common stock in a follow-on public offering, including shares issued upon the exercise of the underwriters' option to purchase over-allotment shares, for aggregate net proceeds of $92.0 million.

In December 2014, we entered into a loan and security agreement, or the Loan and Security Agreement, with Oxford and SVB consisting of term loans totaling $20.0 million, and a revolving credit facility of up to $4.0 million. Total outstanding advances under the revolving credit facility are limited to the lesser of $4.0 million or 85% of eligible accounts receivable as defined in the Loan and Security Agreement. We made interest-only payments on the term loan through January 1, 2016, and currently make equal monthly payments of principal plus interest until the credit facility matures on December 1, 2018. We may prepay the outstanding principal balance of the term loan subject to graded prepayment fees. The credit facility also includes events of default, as defined in the Loan and Security Agreement, which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility. At December 31, 2015, we had received proceeds of $20.0 million on the term loan and partially drawn down and repaid the revolving credit facility. Proceeds from the term loan are included in our cash and cash equivalents balance at year end. The term loan will be used for working capital and general business purposes.

The obligations under the Loan and Security Agreement are collateralized by our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash), and we have agreed to not encumber any of our intellectual property. We were required to establish a controlled deposit account with SVB containing at least 85% of our account balances at all financial institutions which can be utilized by the lenders to satisfy the obligations in the event of default by us. On April 23, 2015, in connection with the sale of the Zohydro ER business, we, Oxford and SVB entered into an amendment to the Loan and Security Agreement which terminated all encumbrances on our personal property related to our Zohydro ER business. The remaining obligations under the Loan and Security Agreement remain substantially unchanged.
The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain a liquidity ratio of 1.25 to 1 through our receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008, maintain legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and upon a change in control, in each case subject to certain exceptions.
Upon repayment of the term loan, we are also required to make a final payment equal to 5% of the original principal amount of the term loan funded. Upon the entry into the credit facility, we were required to pay a term loan facility fee of $200,000 and a revolving line commitment fee of $32,000. Two additional $32,000 revolving line commitment fees will be due and payable on the second, and third anniversaries of the effective date or upon termination of the revolving line.
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
Cash and Cash Equivalents. Cash and cash equivalents totaled $155.3 million and $42.2 million at December 31, 2015 and 2014, respectively.
The following table summarizes our cash flows from (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(64,602)	$(80,816)	$(44,920)
Investing activities	85,545	61,002	(810)
Financing activities	92,201	(10,002)	76,523
Net increase (decrease) in cash and cash equivalents	$113,144	$(29,816)	$30,793

Operating Activities. Net cash used in operating activities was $(64.6) million, $(80.8) million and $(44.9) million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used for the year ended December 31, 2015 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $89.5 million pre-tax gain on the sale of our Zohydro ER business, a $5.7 million loss on our short-term investments, recognition of $8.5 million of deferred revenue and $7.7 million in stock-based compensation. Significant working capital uses of cash for the year ended December 31, 2015 include personnel-related costs, research and development costs (primarily for ZX008 and Relday), other professional services, including legal and accounting services, and reduction of our accounts payable and accrued expense balances totaling $14.2 million, offset by lower accounts receivable balances of $7.5 million.

Net cash used for the year ended December 31, 2014 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $80.0 million gain on the sale of our Sumavel DosePro business, a $25.3 million change in fair value of warrant liabilities and $9.5 million in stock-based compensation. Significant working capital uses of cash for the year ended December 31, 2014 primarily reflects increases in personnel, advertising and promotion, professional fees and required monitoring expenses associated with the launch of Zohydro ER.

Net cash used for the year ended December 31, 2013 primarily reflects the use of cash for operations, adjusted for non-cash charges, including a $21.9 million change in fair value of warrant liabilities and $8.2 million for stock-based compensation, partially offset by a $(0.8) million change in fair value of embedded derivatives. Significant working capital uses of cash for the year ended December 31, 2013 included personnel-related costs, sales and marketing expenses for Sumavel DosePro and preparation for the launch of Zohydro ER, research and development costs (primarily for employee and infrastructure resources) and other professional services.
Investing Activities. Net cash provided by (used in) investing activities was $85.5 million, $61.0 million and ($0.8) million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided by investing activities for the year ended December 31, 2015 was primarily attributable to the proceeds from the sale of our Zohydro ER business, including proceeds from the sale of short-term investments acquired in the sale of Zohydro ER of $4.4 million.
In the year ended December 31, 2014, we received proceeds of $89.6 million as a result of the sale of our Sumavel DosePro business, offset by $8.5 million we were required to deposit in escrow related to the sale. We also used $20.0 million to acquire Zogenix International Limited.
Cash used by investing activities for the year ended December 31, 2013 was for the purchase of property and equipment primarily for use in manufacturing Sumavel DosePro.
Financing Activities. Net cash provided by (used in) financing activities was $92.2 million, $(10.0) million and $76.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash was provided by net proceeds from our public equity offering and the issuance of common stock under our employee stock purchase plan of $92.2 million and $1.4 million from the exercise of stock options, offset by the repayment of our revolving credit facility advance of $1.4 million for the year ended December 31, 2015.
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
Successful transition to profitability is dependent upon achieving a level of product revenues adequate to support our cost structure. We will continue to monitor and evaluate the level of our research, development, manufacturing, sales and marketing and general and administrative expenditures and may adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash, results and progress in our clinical program, the time and costs related to clinical trials and regulatory decisions, as well as the U.S. economic environment.
If we fail to pay amounts owed under the Loan and Security Agreement when due, if we breach our other covenants or obligations under the agreement, or if other events of default under the agreement occur, Oxford and SVB would be entitled to demand immediate repayment of all borrowings and other obligations thereunder and to seize and sell the collateral pledged as security under the agreements to satisfy those obligations. If we were to breach our covenants and obligations and we were unable to obtain a waiver or amendment from the lender, we would be required to seek additional equity or debt financing to refinance our obligations under the agreement. Additional debt or equity financing may not be available to us in amounts or on terms we consider acceptable, or at all. In that regard, we have from time to time been required to obtain waivers and amendments under our debt instruments in order to avoid breaches or other defaults.
We cannot be certain if, when and to what extent we will generate positive cash flow from operations from the commercialization of our product candidates, if approved. We expect our expenses to be substantial and to increase over the next few years as we potentially advance ZX008 and Relday through clinical development.

Contractual Obligations and Commitments
The following table describes our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Debt obligations (1)	$27,000	$6,666	$13,334	$—	$7,000
Debt interest (2)	3,698	1,483	2,215	—	—
Operating lease obligations (3)	10,655	1,783	3,734	3,189	1,949
Purchase obligations (4)	3,752	3,752	—	—	—
Other (5)	388	388	—	—	—
Total	$45,493	$14,072	$19,283	$3,189	$8,949

(1)	Represents principal payments due in conjunction with our term debt and working capital advance note. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Represents the estimated interest on scheduled debt payments under the term debt and working capital advance note, using the effective interest method, and terminal payment due on term debt.

(3)	Represents the minimum rental payments for our Emeryville and San Diego, California offices pursuant to leases which expire in March 2020 and November 2022.

(4)
Primarily represents non-cancellable purchase orders for the production of key components of Sumavel DosePro and a minimum manufacturing fee payable to Patheon UK Limited through the remaining term of our manufacturing services agreement. These purchase obligations are based on the exchange rate at December 31, 2015.

(5)	Represents asset retirement obligation payable to Patheon UK Limited at termination of our manufacturing services agreement.
Under the terms of our agreement to acquire Zogenix International Limited (see Note 7 to our consolidated financial statements, included in this Annual Report on Form 10-K) we may be obligated to pay up to $95.0 million in total future milestone payments upon the achievement of specified regulatory and sales milestones.
Under our Relday license agreement with Durect Corporation, we are obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. In addition, we are required to pay Durect a mid-single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis, and we are also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights. Further, until an NDA for Relday has been filed in the United States, we are obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing twelve month period beginning in July 2012.
We also maintain agreements with third parties to manufacture Sumavel DosePro, conduct our clinical trials, and perform data collection and analysis. Our payment obligations under these agreements will likely depend upon the progress of our development programs, sales made in accordance with our contract manufacturing services and commercialization efforts. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.
Recent Accounting Pronouncements
For the summary of recent accounting pronouncements applicable to our consolidated financial statements see note 2, Summary of Significant Accounting Policies, in Part IV, Item 15, Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2015 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. Some of the investment securities available-for-sale that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment securities available-for-sale to fluctuate. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds. Due to the short-term nature of our investments and our ability to hold them to maturity, we believe that there is no material exposure to interest rate risk.
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
Foreign Exchange Risk
All of the revenues we have generated to date have been paid in U.S. dollars and we expect that our revenues will continue to be generated in U.S. dollars for at least the next few years. Payments to our material suppliers and contract manufacturers are denominated in the Euro and U.K. pounds sterling. Foreign currency gains and losses associated with these expenditures have not been significant to date. However, fluctuations in the rate of exchange between the U.S. dollar and these or other foreign currencies could adversely affect our financial results in the future. We do not currently hedge our foreign currency exchange rate risk. As a result, we are exposed to gains and/or losses in our cash flows as the exchange rate of certain foreign currencies fluctuates. For the year ended December 31, 2015, we recognized approximately $0.1 million of foreign exchange related losses. A 10% increase or decrease in the average rate of the Euro or the U.K. pound sterling during the year ended December 31, 2015 would have resulted in immaterial gains or losses. We intend to monitor and evaluate various options to mitigate the risk of financial exposure from transacting in foreign currencies in the future.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-37.
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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2015, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zogenix, Inc.
We have audited Zogenix, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zogenix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Zogenix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zogenix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Zogenix, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

San Diego, California
March 14, 2016

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
(c) See Item 15(a)(2) above.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zogenix, Inc.
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zogenix, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zogenix, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
March 14, 2016

Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands, except Par Value)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$155,349	$42,205
Restricted cash	10,002	8,500
Trade accounts receivable	1,396	6,078
Inventory	12,030	11,444
Prepaid expenses	1,707	457
Other current assets	3,904	2,098
Current assets of discontinued operations	208	7,196
Total current assets	184,596	77,978
Property and equipment, net	9,254	10,618
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	3,403	2,832
Noncurrent assets of discontinued operations	—	2,673
Total assets	$305,987	$202,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,290	$4,742
Accrued expenses	4,617	6,016
Common stock warrant liabilities	6,196	5,093
Accrued compensation	3,711	3,157
Revolving credit facility	—	1,450
Long-term debt, current portion	6,414	—
Deferred revenue	945	1,472
Current liabilities of discontinued operations	2,906	22,307
Total current liabilities	30,079	44,237
Long-term debt	15,971	21,703
Deferred revenue, less current portion	6,139	7,063
Contingent purchase consideration	51,000	53,000
Deferred tax liability	18,450	20,500
Other long-term liabilities	1,588	1,053
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized at December 31, 2015 and 2014; 24,772 and 19,170 shares issued and outstanding at December 31, 2015 and 2014, respectively.	25	19
Additional paid-in capital	558,251	456,920
Accumulated deficit	(375,516)	(401,660)
Total stockholders’ equity	182,760	55,279
Total liabilities and stockholders’ equity	$305,987	$202,835

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations
(In Thousands, except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Contract manufacturing revenue	24,369	15,392	$—
Net product revenue	—	9,840	31,699
Service and other product revenue	2,813	3,715	1,313
Total revenue	27,182	28,947	33,012
Operating expenses (income):
Cost of contract manufacturing	22,356	14,342	—
Cost of goods sold	—	5,263	21,241
Royalty expense	345	591	1,242
Research and development	27,860	11,893	8,372
Selling, general and administrative	26,347	34,639	46,218
Change in fair value of contingent consideration	(2,000)	—	—
Restructuring	—	—	876
Impairment of long-lived assets	—	838	—
Net gain on sale of business	—	(79,980)	—
Total operating expenses (income)	74,908	(12,414)	77,949
Loss (income) from operations	(47,726)	41,361	(44,937)
Other income (expense):
Interest expense, net	(2,959)	(3,070)	(6,592)
Loss on sale of short-term investments	(5,746)	—	—
Loss on extinguishment of debt	—	(1,254)	—
Change in fair value of warrant liabilities	(1,103)	25,332	(21,927)
Change in fair value of embedded derivatives	—	(14)	759
Other income (expense)	(71)	(784)	96
Total other income (expense)	(9,879)	20,210	(27,664)
Net income (loss) from continuing operations before income taxes	(57,605)	61,571	(72,601)
Benefit (provision) for income taxes	15,901	(84)	—
Net income (loss) from continuing operations	(41,704)	61,487	(72,601)
Discontinued operations:
Income (loss) from discontinued operations	67,848	(52,900)	(8,255)
Net income (loss)	$26,144	$8,587	$(80,856)
Net loss per share, basic and diluted
Basic net income (loss) per share:
Continuing operations	$(1.94)	$3.45	$(5.35)
Discontinued operations	$3.16	$(2.97)	$(0.61)
Total	$1.22	$0.48	$(5.96)
Diluted net income (loss) per share:
Continuing operations	$(1.94)	$3.44	$(5.35)
Discontinued operations	$3.16	$(2.96)	$(0.61)
Total	$1.22	$0.48	$(5.96)
Weighted average shares outstanding, basic	21,449	17,825	13,571
Weighted average shares outstanding, diluted	21,449	17,855	13,571
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$26,144	$8,587	$(80,856)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(5,485)	—	—
Reclassification of other-than-temporary loss on available-for-sale securities included in net income (loss)	5,485	—	—
Comprehensive income (loss)	$26,144	$8,587	$(80,856)

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	12,602	$13	$343,851	$—	$(329,391)	$14,473
Net loss	—			—	(80,856)	(80,856)
Issuance of common stock from November 2013 offering, net of issuance costs of $4,529	3,833	3	64,468	—	—	64,471
Issuance of common stock from controlled equity offering, net of issuance costs of $371	844	1	10,833	—	—	10,834
Issuance of common stock in conjunction with exercise of stock options	36	—	574	—	—	574
Issuance of common stock from ESPP purchase	38	—	385	—	—	385
Issuance of common stock in conjunction with exercise of warrants	12	—	338	—	—	338
Stock-based compensation	—	—	8,006	—	—	8,006
Stock-based compensation, restructuring	—	—	201	—	—	201
Balance at December 31, 2013	17,365	17	428,656	—	(410,247)	18,426
Net income	—	—	—	—	8,587	8,587
Issuance of common stock in conjunction with exercise of stock options	20	—	343	—	—	343
Issuance of common stock from ESPP purchase	63	—	556	—	—	556
Issuance of common stock in conjunction with exercise of warrants	58	—	2,079	—	—	2,079
Issuance of common stock in conjunction with vesting of restricted stock units	165	—	1	—	—	1
Issuance of common stock in conjunction with acquisition	1,499	2	15,235	—	—	15,237
Issuance of common stock warrants in conjunction with debt	—		558	—	—	558
Stock-based compensation	—	—	9,492	—	—	9,492
Balance at December 31, 2014	19,170	19	456,920	—	(401,660)	55,279
Net loss	—	—	—	—	26,144	26,144
Issuance of common stock in conjunction with public offering, net of issuance costs of $6,317	5,463	5	92,002	—	—	92,007
Issuance of common stock in conjunction with exercise of stock options	96	1	1,440	—	—	1,441
Issuance of common stock in conjunction with exercise of warrants	17	—	—	—	—	—
Issuance of common stock from ESPP purchase	26	—	203	—	—	203
Stock-based compensation	—	—	7,686	—	—	7,686
Unrealized loss on available-for-sale securities	—	—	—	5,485	—	5,485
Reclassification of other-than-temporary loss on available-for-sale securities included in net income (loss)	—	—	—	(5,485)	—	(5,485)
Balance at December 31, 2015	24,772	$25	$558,251	$—	$(375,516)	$182,760

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$26,144	$8,587	$(80,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	7,686	9,492	8,207
Depreciation	1,621	1,625	1,806
Amortization of debt issuance costs and non-cash interest	791	457	569
Change in fair value of warrant liabilities	1,103	(25,332)	21,927
Change in fair value of embedded derivatives	—	14	(759)
Change in fair value of contingent consideration	(2,000)	—	—
Impairment of long-lived assets	—	838	—
Loss on sale of short-term investments	5,746	—	—
Loss on extinguishment of debt	—	1,254	—
Gain on sale of business	(89,484)	(79,980)	—
Changes in operating assets and liabilities:
Trade accounts receivable	7,477	(2,212)	(1,022)
Inventory	1,394	(3,503)	2,950
Prepaid expenses and other current assets	(743)	(9,200)	(2,004)
Other assets	244	(4,367)	(1,747)
Accounts payable and accrued expenses	(14,220)	5,645	6,146
Deferred revenue	(8,464)	15,658	(137)
Deferred tax liability	(2,050)	—	—
Deferred rent	153	208	—
Net cash used in operating activities	(64,602)	(80,816)	(44,920)
Investing activities:
Purchases of property and equipment	(308)	(122)	(810)
Proceeds from sale of business	82,984	89,624	—
Restricted cash from sale of business	(1,502)	(8,500)	—
Proceeds of sales of short-term investments	4,371	—	—
Acquisition of business, net of cash acquired	—	(20,000)	—
Net cash provided by (used in) investing activities	85,545	61,002	(810)
Financing activities:
Proceeds from borrowings of debt and revolving credit facility, net of issuance costs	—	27,977	—
Payments on borrowings of debt	(1,450)	(40,041)	—
Proceeds from exercise of common stock options and warrants	1,441	1,506	833
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	92,210	556	75,690
Net cash provided by (used in) financing activities	92,201	(10,002)	76,523
Net increase (decrease) in cash and cash equivalents	113,144	(29,816)	30,793
Cash and cash equivalents at beginning of period	42,205	72,021	41,228
Cash and cash equivalents at end of period	$155,349	$42,205	$72,021
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,466	$12,847	$2,463
Noncash investing and financing activities:
Issuance of common stock in conjunction with acquisition	$—	$15,237	$—
Issuance of common stock in conjunction with cashless exercise of warrants	$300	$—	$—
Purchase of property and equipment in accounts payable	$—	$12	$446
Change in common stock warrant liability associated with exercise of warrants	$—	$(916)	$(79)
Warrants issued in connection with debt	$—	$558	$—

See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation
Zogenix, Inc. (together with its wholly-owned subsidiary, Zogenix Europe Limited (Zogenix Europe), the Company), is a pharmaceutical company committed to developing and commercializing therapies that address specific clinical needs for people living with central nervous system disorders who need innovative treatment alternatives to help them improve their daily functioning. The Company's activities are focused on development of two product candidates, ZX008 and Relday, as well as performing contract manufacturing services in accordance with a supply agreement in conjunction with the sale of its Sumavel DosePro business in 2014 (see Note 6).
The Company divested its Zohydro ER® business on April 24, 2015 (see Note 5). Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations as a result of the sale. All prior period Zohydro ER business information herein has been recast to conform to this presentation.
On July 1, 2015, the Company effected a 1-for-8 reverse stock split of its common stock and changed its authorized shares of common stock to 50,000,000 shares. All historical per share information presented herein has been adjusted to reflect the effect of the reverse stock split and change to the authorized shares of common stock.

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
Principles of Consolidation
The consolidated financial statements include the accounts of Zogenix, Inc. and its wholly owned subsidiary Zogenix Europe, which was incorporated under the laws of England and Wales in June 2010. Also included is Zogenix International Limited, a wholly owned subsidiary of Zogenix Europe. All intercompany transactions and investments have been eliminated in consolidation. Zogenix Europe’s functional currency is the U.S. dollar, the reporting currency of its parent.
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

Discontinued Operations
On April 24, 2015, the Company sold its Zohydro ER business. As a result of this sale, the Company's Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5, Sale of Zohydro ER business, for additional information on the divestiture.
Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased.
Restricted Cash
In connection with its sale of the Zohydro ER business in April 2015, the Company has $10,002,000 of cash in escrow as of December 31, 2015 to fund potential indemnification claims for a period of 12 months from the closing date of the sale.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

In connection with its sale of the Sumavel DosePro business in May 2014, the Company had $8,500,000 of cash in escrow as of December 31, 2014 to fund potential indemnification claims for a period of 12 months from the closing date of the sale. The Company received the full amount from escrow in May 2015.
The Company classifies these cash flows as an investing activity in the consolidated statements of cash flows as the source of the restricted cash is related to the sales of the Zohydro ER and Sumavel DosePro businesses.
Short-term Investments
Short-term investments consisted of shares of Pernix Therapeutics common stock received as partial consideration for the sale of the Zohydro ER business in April 2015. Management classified these short-term investments as available-for-sale when acquired and evaluated such classification as of each balance sheet date until sold. Short-term investments were carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss, a component of stockholders’ equity. Realized gains and losses and declines in fair value considered to be other-than-temporary are included in loss on sale of short-term investments on the consolidated statements of operations and a new accounting cost basis for the investment is established.
The Company evaluated its short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Factors considered in determining whether a loss was other-than-temporary included the length of time and extent to which fair value was less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2015, the Company liquidated all of its short-term investments and recognized a loss totaling $5,746,000 in the consolidated statements of operations for the period. Also, the Company had a $498,000 receivable from unsettled sales of the short-term investments which was included in other current assets at December 31, 2015 and received cash in 2016.
Accounts Receivable
Trade accounts receivable are recorded at the invoice amount net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. The Company reserves specific receivables if collectability is no longer reasonably assured. The Company reviews the reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, the balance is charged against the reserve. Based upon the review of these factors, the Company did not record an allowance for uncollectible accounts at December 31, 2015 or 2014.
Fair Value Measurements
The carrying amount of financial instruments consisting of cash, restricted cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued compensation included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt (including the discount on the working capital advance from Endo) approximates the carrying value.
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities, contingent purchase consideration and embedded derivative liability within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 are as follows (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
Assets
Cash equivalents (1)	$148,588	$—	$—	$148,588
Liabilities
Common stock warrant liabilities (2)	$—	$—	$6,196	$6,196
Contingent purchase consideration (3)	$—	$—	$51,000	$51,000

At December 31, 2014
Assets
Cash equivalents (1)	$8,021	$—	—	$8,021
Liabilities
Common stock warrant liability (2)	$—	$—	$5,093	$5,093
Contingent purchase consideration (3)	$—	$—	$53,000	$53,000

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheet.

(2)
Common stock warrant liabilities include liabilities associated with warrants issued in connection with the Company's July 2012 public offering of common stock and warrants (see Note 12) and warrants issued in connection with the financing agreement entered into with Healthcare Royalty Partners (the Healthcare Royalty Financing Agreement) (see Note 10), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) expected volatility based upon the Company's historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty Financing Agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, (b) an expected volatility rate using the Company's historical volatility through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

(3)
Contingent purchase consideration was measured at fair value using the income approach based on significant unobservable inputs including management's estimates of the probabilities and timing of achieving specific net sales levels and development milestones and appropriate risk adjusted discount rates. Significant changes of any of the unobservable input could have a significant effect on the calculation of fair value of the contingent purchase consideration liability.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	Short-term investments	Contingent Purchase Consideration	Common Stock Warrant Liability	Embedded Derivative Liabilities
Balance at December 31, 2013	$—	$—	$31,341	$233
Purchases/additions	—	53,000	—	—
Exercises	—	—	(916)	—
Derecognition of liability	—	—	—	(247)
Changes in fair value	—	—	(25,332)	14
Balance at December 31, 2014	—	53,000	5,093	—
Purchases/additions	11,926	—	—	—
Exercises	—	—	—	—
Sales/dispositions	(6,180)	—	—	—
Changes in fair value	(5,746)	(2,000)	1,103	—
Balance at December 31, 2015	$—	$51,000	$6,196	$—
Realized changes in fair value of the short-term investments are shown as loss on sale of short-term investments in other income (expense) in the consolidated statements of operations. Changes in fair value of contingent purchase consideration are reflected as operating expenses in the consolidated statements of operations. Changes to the warrant liabilities are recorded through a change in fair value of warrant liabilities and change in fair value of embedded derivatives are recorded in other income (expense) in the consolidated statements of operations.
Concentration of Credit Risk, Significant Customers and Sources of Supply
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, the Company has established guidelines regarding the diversification of its investments and their maturities, which are designed to maintain safety and liquidity.
The Company provides contract manufacturing services to one customer in accordance with a supply agreement executed with Endo in conjunction with the sale of the Sumavel Dose Pro business in 2014. Prior to the sale and the sale of the Zohydro ER business, the Company sold its products primarily to established wholesale distributors and retailers in the pharmaceutical industry.
The Company relies on third-party manufacturers for the production of Sumavel DosePro and single source third-party suppliers to manufacture several key components of Sumavel DosePro. If the Company’s third-party manufacturers are unable to continue manufacturing Sumavel DosePro, or if the Company lost one or more of its single source suppliers used in the manufacturing process, the Company may not be able to meet market demand for the product.
Inventory
Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined in a manner which approximates the first-in, first-out method. The Company adjusts the carrying value of inventory for potentially excess, dated or product within one year of expiration and obsolete products based on an analysis of inventory on hand and compared to forecasts of future sales.
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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The Company recorded goodwill during the year ended December 31, 2014 as a result of the acquisition of Zogenix International Limited (see Note 7). Goodwill is reviewed for impairment at least annually or more frequently if any indicators of potential impairment are present. In performing its goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company will proceed to perform a two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed an impairment assessment for goodwill for the year ended December 31, 2015 and determined that the goodwill was not impaired. The Company did not perform an impairment assessment for goodwill for the year ended December 31, 2014 due to the proximity of the acquisition of Zogenix International Limited to year end.

Intangible assets, which consist of IPR&D purchased in conjunction with the acquisition of Zogenix International Limited (see Note 7) also have an indefinite useful life. IPR&D is reviewed for impairment at least annually, or more frequently if any indicators of potential impairment are present. The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value and record an impairment charge if the carrying value exceeds the fair value. The Company performed an impairment assessment for the IPR&D asset for the year ended December 31, 2015 and determined that the IPR&D asset was not impaired. The Company did not perform an impairment assessment for IPR&D for the year ended December 31, 2014 due to the proximity of the acquisition of Zogenix International Limited to year end.
The Company reviews its other long-lived assets, consisting of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no impairment charges recorded related to other long-lived assets during the year ended December 31, 2015. As a result of the sale of its Sumavel DosePro business in May 2014, the Company recorded an impairment charge of $838,000 in the consolidated statement of operations during the year ended December 31, 2014 related to the disposal of construction in progress that will no longer be placed into service.
Warrants for Common Stock
In accordance with accounting guidance for warrants for shares in redeemable securities or warrants that could be settled for cash, the Company classifies warrants for common stock as current liabilities or equity on the consolidated balance sheet as appropriate. The Company adjusts the carrying value of warrants for common stock that can be settled in cash to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liabilities in the consolidated statements of operations.
Embedded Derivatives
The Company records embedded derivatives in the consolidated balance sheet at fair value. The carrying value of the embedded derivatives are adjusted to their estimated fair value at each reporting date with the increases or decreases in the fair value of such embedded derivatives recorded as change in fair value of embedded derivatives in the consolidated statement of operations. The Company derecognized the balance of embedded derivatives in May 2014 as a result of the early extinguishment of the Healthcare Royalty Financing Agreement (see Note 10).

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition
The Company recognizes revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. The Company also recognizes revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. The Company defers recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales history of Zohydro ER.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Given the limited sales history of Zohydro ER, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER is dispensed through patient prescriptions or expiration of the right of return. The Company estimates Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, the Company did not have a significant history estimating the number of patient prescriptions dispensed. If the Company underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as the Company records sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until the time the related deferred revenue is recognized. The Company is responsible for returns for product sold prior to the sale of the business on April 24, 2015 and for rebates, chargebacks, and related fees for product sold until July 8, 2015 per the terms of the asset purchase agreement. Revenue for Zohydro ER is included in discontinued operations in the consolidated statement of operations.
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
Product Returns. The Company is responsible for product returns for Sumavel DosePro product distributed by the Company prior to the sale of Sumavel DosePro to Endo in May 2014 up to a maximum per unit amount, as specified in the asset purchase agreement. This estimate of returns requires a high degree of judgment and is subject to change based on the Company's experience and certain quantitative and qualitative factors. Sumavel DosePro's shelf life is determined by the shorter expiry date of its two subassemblies, which is currently approximately 30 months from the date of manufacture. The Company's return policy allows for customers to return unused product that is within six months before and up to one year after its expiration date for a credit at the then-current wholesaler acquisition cost reduced by a nominal fee for processing the return.
The Company has monitored and analyzed actual return history of Sumavel DosePro since product launch. The Company's analysis of actual product return history considers actual product returns on an individual product lot basis since product launch, the dating of the product at the time of shipment into the distribution channel, prescription trends, trends in customer purchases and their inventory management practices, and changes in the estimated levels of inventory within the distribution channel to estimate its exposure for returned product. Because of the shelf life of Sumavel DosePro and the duration of time under which the Company's customers may return product through the Company's return policy, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product. Based on the Company's analysis of actual product return history, the Company increased its estimate for product returns, resulting in adjustments totaling $3,634,000 in 2013, which resulted in a reduction of net product revenue and an increase in net loss for the year ended December 31, 2013 and increased net loss by $0.24 per share for the year ended December 31, 2013.
Service and Other Product Revenue
Service and other product revenue primarily consists of payments received for the Company's sales efforts under a co-promotion agreement with Valeant Pharmaceuticals North America LLC (Valeant) which was terminated in July 2015, and adjustments to Sumavel returns reserves subsequent to the sale of the business in May 2014. The Company recognizes service and other product revenue at the time services have been rendered or return rights have expired. During the year ended December 31, 2015, service and other product revenue included $1,967,000 of revenue based on adjustment of estimated to actual returns for product whose return period had lapsed.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Advertising Expense
The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $6,000, $333,000 and $313,000 in advertising costs in continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively. There were no capitalized advertising costs at December 31, 2015 or December 31, 2014.
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
Foreign Currency Transactions
Gains or losses resulting from transactions denominated in foreign currencies are included in other expense in the consolidated statements of operations. The Company recorded losses from foreign currency transactions in other income (expense) of $(127,000), $(145,000) and $(95,000) for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period or over the estimated period expected to meet the performance condition on a straight-line basis. As of December 31, 2015, there were no outstanding equity awards with market conditions. Equity awards issued to non-employees are recorded at their fair value on the measurement date and are re-measured at each reporting date as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net income (loss), basic and diluted	(41,704)	67,848	61,487	(52,900)	(72,601)	(8,255)
Denominator
Weighted average common shares outstanding, basic	21,449	21,449	17,825	17,825	13,571	13,571
Effect of dilutive securities:
Common stock warrants	—	—	30	30	—	—
Weighted average common shares outstanding, diluted	21,449	21,449	17,855	17,855	13,571	13,571
Basic net income (loss) per share	$(1.94)	$3.16	$3.45	$(2.97)	$(5.35)	$(0.61)
Diluted net income (loss) per share	$(1.94)	$3.16	$3.44	$(2.96)	$(5.35)	$(0.61)
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands, of common equivalent shares):

	Year Ended December 31,
	2015	2014	2013
Common stock options and restricted stock units	529	1,244	1,378
Common stock warrants	—	—	1,960
	529	1,244	3,338
Segment Reporting
Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products.

Reclassifications
Interest income balances for the years ended December 31, 2014 and 2013 which were previously discretely presented have been combined as part of interest expense, net in the consolidated statements of operations to conform with the December 31, 2015 presentation.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
In November 2015, the FASB issued guidance simplifying the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted the guidance in 2015 on a prospective basis. Adoption of this guidance resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset as of December 31, 2015 balance sheet. No prior periods were retrospectively adjusted.
In February 2016, the FASB issued guidance by requiring lessees to recognize the lease assets and lease liabilities that arise from both capital and operating leases with lease terms of more than 12 months and to disclose qualitative and quantitative information about lease transactions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its financial statements and related disclosures.

3.	Collaboration, License and Purchase Agreements
Zogenix International Limited Sales and Purchase Agreement
On October 24, 2014, the Company acquired Zogenix International Limited, pursuant to a sale and purchase agreement with Brabant Pharma Limited (the Sale and Purchase Agreement). Under the terms of the Sale and Purchase Agreement, the Company committed to paying up to an aggregate amount of $95,000,000 in connection with the achievement of certain milestones for ZX008, including $50,000,000 in regulatory milestones and $45,000,000 in sales milestones. The Company has agreed to use commercially reasonable efforts (as defined in the Sale and Purchase Agreement) to develop and commercialize ZX008 and to achieve the milestones.
In September 2012, Zogenix International Limited entered into a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the Universities), which was amended and restated in October 2014. Under the terms of the agreement, the Universities granted Zogenix International Limited an exclusive worldwide license to use the data obtained from the study, as well as certain intellectual property related to fenfluramine for the treatment of Dravet syndrome. Zogenix International Limited is required to pay a mid-single-digit percentage royalty on net sales of fenfluramine

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

for the treatment of Dravet syndrome or, in the case of a sublicense of fenfluramine for the treatment of Dravet syndrome, a percentage in the mid-twenties of the sub-licensing revenues. The agreement terminates in September 2020; however, upon the commencement of Phase 3 clinical trials of fenfluramine or marketing approval by a regulatory authority, the agreement will be extended until September 2045. The agreement may be terminated by the Universities if Zogenix International Limited: (a) does not use commercially reasonable efforts to (i) develop and commercialize fenfluramine for the treatment of Dravet syndrome or related conditions stemming from infantile epilepsy, or (ii) seek approval of fenfluramine for the treatment of Dravet syndrome in the United States; or (b) if Zogenix International Limited becomes insolvent, shall make an assignment for the benefit of creditors, or shall have a petition in bankruptcy filed for or against it or if a petition for any similar relief has been filed against it. The Company can terminate the agreement upon specified prior written notice to the Universities.

Endo Ventures Limited Asset Purchase Agreement

In April 2014, the Company entered into an asset purchase agreement, (the Asset Purchase Agreement) with Endo Ventures Bermuda Limited (Endo Ventures Bermuda) and Endo Ventures Limited (Endo Ventures, and together with Endo Ventures Bermuda, Endo) to sell its Sumavel DosePro business to Endo. The Asset Purchase Agreement closed on May 16, 2014. The Company also entered into a supply agreement (the Supply Agreement) pursuant to which the Company retains the sole and exclusive right and the obligation to manufacture, have manufactured, supply or have supplied Sumavel DosePro to Endo Ventures, subject to Endo Venture’s right to qualify and maintain a back-up manufacturer. Also, Endo agreed to provide the Company with a working capital advance for Sumavel DosePro manufacturing operations.
Valeant Pharmaceuticals North America LLC Co-Promotion Agreement Termination
On June 27, 2013, the Company entered into a co-promotion agreement (the Co-Promotion Agreement) with Valeant Pharmaceuticals North America LLC (Valeant) to promote Migranal® Nasal Spray (Migranal) to a prescriber audience of physicians and other health care practitioners in the United States. The Company's sales team began promoting Migranal to prescribers in August 2013, and Valeant paid the Company a co-promotion fee on a quarterly basis that represented specified percentages of net sales generated by the Company over defined baseline amounts of net sales. The original term of the agreement was through December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, the Company recognized co-promotion service revenue of $347,000, $3,357,000 and $1,109,000, respectively, under the Valeant Agreement.
In June 2015, the Company and Valeant entered into a Termination and Mutual Release Agreement, whereby the Co-Promotion Agreement terminated on June 12, 2015. In connection with the termination, Valeant made a one-time payment to the Company totaling $500,000, which was recorded as service and other product revenue in the consolidated statements of operations for the year ended December 31, 2015.
Durect Development and License Agreement
On July 11, 2011, the Company entered into a development and license agreement with Durect Corporation under which the Company is responsible for the clinical development and commercialization of Relday. Durect is responsible for non-clinical, formulation and chemistry, manufacturing and controls development. Durect will be reimbursed by the Company for its research and development efforts on the product. Total research and development expense reimbursed under this agreement for the years ended December 31, 2015, 2014 and 2013 was $4,572,000 , $4,251,000, and $599,000, respectively.
The Company paid an upfront fee to Durect and is obligated to pay Durect up to $103,000,000 in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. The Company is also required to pay a mid-single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the United States, the Company is obligated to spend no less than $1,000,000 in external expenses on the development of Relday in any trailing 12 month period beginning in July 2012. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, the Company will continue to pay royalties on annual net sales of the product at a reduced rate for so long as the Company continues to sell the product in the jurisdiction. The Company is also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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

Aradigm Corporation Asset Purchase Agreement
In 2006, the Company entered into an asset purchase agreement with Aradigm Corporation (Aradigm). Under the terms of the agreement, Aradigm transferred all of its tangible assets and intellectual property related to the DosePro needle-free drug delivery system to the Company. Aradigm also granted the Company a non-exclusive license under all of its other intellectual property related to the DosePro delivery system prior to the closing of the asset purchase. Aradigm retained a non-exclusive license, with a right to sublicense, under all transferred intellectual property rights solely for purposes of the pulmonary field, and the Company granted Aradigm a license under other intellectual property rights solely for use in the pulmonary field. Endo Ventures pays royalties to Aradigm Corporation on sales of Sumavel DosePro subsequent to the sale of the business to Endo in May 2014. The Company pays royalties for any additional revenue generated from differences between actual and estimated returns of Sumavel DosePro prior to the sale of the business.
The Company made an initial payment to Aradigm at the closing of the asset purchase and made an additional milestone payment upon the U.S. commercialization of Sumavel DosePro in 2010. The Company is also required to pay a 3% royalty on global net sales of Sumavel DosePro, by the Company or one of the Company’s future licensees, if any, until the later of January 2020 or the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. The Company recorded the second milestone payment as other assets in the consolidated balance sheet and is amortizing the milestone over the estimated life of the technology, through December 2023. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $345,000, $591,000 and $1,242,000, respectively, of expense related to the amortization of the milestone and royalties from net sales of Sumavel DosePro. The Company expects to record annual amortization expense of approximately $286,000 during each year ended December 2016 through 2020, and $857,000 in amortization expense thereafter related to the amortization of the milestone.
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

4.	Consolidated Balance Sheet Details
Inventory (in thousands)

	December 31,
	2015	2014
Raw materials	$3,775	$3,453
Work in process	8,255	7,991
	$12,030	$11,444

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Property and Equipment, Net (in thousands)

	December 31,
	2015	2014
Machinery, equipment and tooling	$12,859	$12,847
Construction in progress	4,647	4,974
Computer equipment and software	579	1,038
Leasehold improvements	1,271	783
Furniture and fixtures	667	615
Property and equipment, at cost	20,023	20,257
Less accumulated depreciation	(10,769)	(9,639)
	$9,254	$10,618
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1,621,000, $1,625,000 and $1,806,000, respectively.
The Company had net long-lived assets consisting of property and equipment in the following regions as of December 31, 2015 and 2014 (in thousands):

	December 31
	2015	2014
United States	$796	$796
United Kingdom	3,764	4,645
Ireland	2,390	2,608
Germany	2,249	2,506
Other	55	63
	$9,254	$10,618
Other Assets (in thousands)

	December 31,
	2015	2014
Prepaid royalty expense	$2,000	$2,286
Debt acquisition costs	72	241
Deposits	556	305
Prepaid clinical trial costs	775	—
	$3,403	$2,832
Accrued Expenses (in thousands)

	December 31,
	2015	2014
Accrued product returns	$1,985	$4,694
Accrued interest expense, current portion	178	32
Accrued clinical trial costs	1,162	554
Other accrued expenses	1,292	736
	$4,617	$6,016
Other Long-Term Liabilities (in thousands)

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
	2015	2014

Deferred rent	$767	$664
Accretion of terminal fee due at maturity on term loan	407	—
Asset retirement obligation	371	325
Other long-term liabilities	43	64
	$1,588	$1,053

5. Sale of Zohydro ER business

On March 10, 2015, the Company entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics (collectively, Pernix) whereby the Company agreed to sell its Zohydro ER business to Pernix, and on April 24, 2015, the Company completed the sale to Ferrimill Limited, a subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divestiture included the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER.
The Company received consideration of $80,000,000 in cash, $10,000,000 of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10,614,000 in Pernix Therapeutics common stock. Further, Ferrimill purchased $926,000 of Zohydro ER inventory. The Company also received consideration due based on percentage of purchase discounts received by Ferrimill through December 31, 2015 based on an assigned supply agreement of $2,425,000. The Company has agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5,000,000.
In addition to the cash payment paid at closing, the Company is eligible to receive cash payments of up to $283,500,000 based on the achievement of pre-determined milestones, including a $12,500,000 payment upon approval by the U.S. Food and Drug Administration of an abuse-deterrent extended-release hydrocodone tablet (currently in development in collaboration with Altus Formulation Inc.) and up to $271,000,000 in potential sales milestones. Also, the Company received a percentage of purchase discounts received by Ferrimill based on an assigned supply agreement totaling $2,425,000. The purchaser will assume responsibility for the Company's obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the sale date. The Company retained all liabilities and certain assets associated with the Zohydro ER business arising prior to the sale.
The net gain on sale of the Zohydro ER business totaling $75,424,000 was calculated as the difference between the fair value of the consideration received for the business and the carrying value of the net assets transferred to Ferrimill. The net gain on sale of business may be adjusted in future periods by the contingent consideration based upon the achievement of pre-determined regulatory approval and sales milestones and eligible purchase discounts received by the acquirer.
The following summarizes the gain on sale (in thousands):

Consideration received	$93,965
Carrying value of assets transferred to Ferrimill	(2,515)
Transaction costs	(1,966)
Net gain on sale of business before income tax	89,484
Income tax expense (see Note 15)	(14,060)
Net gain on sale of business	$75,424

As a result of the Company's strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, the consolidated statements of operations for the years ended December 31, 2014 and 2013 and the consolidated balance sheet as of December 31, 2014 have been retrospectively revised to reflect the financial results from the Zohydro ER business, and the related assets and liabilities, as discontinued operations. The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Zohydro ER business. The allocations do not include amounts related to general corporate

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

administrative expenses or interest expense. Therefore, the results of operations from the Zohydro ER business do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.
The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Discontinued operations	2015	2014	2013
Net product revenue	$11,299	$11,584	$—

Operating (income) expense:
Cost of product sold	2,205	10,554	—
Royalty expense	835	1,127	—
Research and development	5,504	7,043	4,433
Selling, general and administrative	14,820	54,260	3,822
Restructuring expense	588	—	—
Gain on sale of business	(89,484)	—	—
Total operating (income) expense	(65,532)	72,984	8,255
Other income	5,077	8,500	—
Net income (loss) from discontinued operations before tax	81,908	(52,900)	(8,255)
Income tax expense	(14,060)	—	—
Net income (loss) from discontinued operations	$67,848	$(52,900)	$(8,255)

Other income for the year ended December 31, 2015 was comprised of consideration received for a waiver of regulatory exclusivity rights of $5.0 million. Other income for the year ended December 31, 2014 was comprised of the of sale of right of reference to certain carcinogenicity data generated by the Company for $3.5 million and consideration received for a waiver of regulatory exclusivity rights of $5.0 million.

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2015 and 2014 related to the Zohydro ER business (in thousands):

	December 31, 2015	December 31, 2014
Assets
Current assets
Trade accounts receivable	$4	$2,799
Inventory	15	1,995
Prepaid expenses and other current assets	189	2,402
Total current assets of discontinued operations	208	7,196
Other assets	—	2,673
Total assets of discontinued operations	$208	$9,869
Liabilities
Current liabilities
Accounts payable	$—	$3,781
Accrued expenses	2,796	9,470
Accrued compensation	—	1,933
Deferred revenue	110	7,123
Total current liabilities of discontinued operations	2,906	22,307
Total liabilities of discontinued operations	$2,906	$22,307

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Total stock-based compensation related to discontinued operations was $745,000, $1,956,000 and $21,000 for the years ended December 31, 2015, 2014 and 2013, respectively, including expense related to modifications extending the period to exercise options affecting approximately 116 employees totaling $160,000 in 2015. Total amortization expense related to discontinued operations was $166,000, $558,000 and $2,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

6.Sale of Sumavel DosePro Business

Endo Ventures Bermuda Limited and Endo Ventures Limited Asset Purchase Agreement
On May 16, 2014 (the Closing), the Company closed the Asset Purchase Agreement with Endo Ventures Bermuda and Endo Ventures, pursuant to which the Company sold its Sumavel DosePro business to Endo, including the registered trademarks, certain contracts, the NDA and other regulatory approvals, the books and records, marketing materials and product data relating to Sumavel DosePro. Upon closing of the Asset Purchase Agreement, Endo paid the Company $85,000,000 in cash, $8,500,000 of which was deposited into escrow to fund potential indemnification claims for a period of 12 months, and $4,624,000 in cash for the purchase of Sumavel DosePro finished goods inventory on hand at the Company's standard cost. In addition to the upfront cash payments, the Company is eligible to receive additional cash payments of up to $20,000,000 based on the achievement of pre-determined sales and gross margin milestones. Furthermore, Endo Ventures assumed responsibility for the Company’s royalty obligation to Aradigm Corporation on sales of Sumavel DosePro.
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
At the closing, the Company and Endo Ventures entered into the Supply Agreement, pursuant to which the Company retained the sole and exclusive right and the obligation to manufacture, have manufactured, supply or have supplied Sumavel DosePro to Endo, subject to Endo’s right to qualify and maintain a back-up manufacturer. Endo exclusively purchases all Sumavel DosePro supplied by the Company at the cost of goods sold plus a 2.5% mark-up. The Company will grant Endo a manufacturing license under certain circumstances outlined in the Supply Agreement, if Endo requires the use of a back-up supplier. Representatives from the Company and Endo participate on a joint supply committee for general oversight and strategic functions regarding the Supply Agreement. Further, under the Supply Agreement, Endo supports the Company’s Sumavel DosePro manufacturing operations with an interest-free working capital advance equivalent to the book value of the inventory of materials and unreleased finished goods held by the Company in connection with the manufacture of the Sumavel DosePro minus the accounts payable associated with such materials and unreleased finished goods, capped initially at $7,000,000 and subject to annual adjustment. The working capital advance is evidenced by a promissory note (the Note) and is secured by liens on materials and unreleased finished Sumavel DosePro inventory.
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
Further upon Closing, the Company and Endo Ventures entered into other ancillary agreements associated with the Asset Purchase Agreement, pursuant to which the Company helped facilitate the transfer of the Sumavel DosePro business to Endo Ventures, which Endo Ventures assumed responsibility for as of the Closing date. The services to be provided by the Company include assistance with co-pay/voucher programs, continuation of Zogenix Product Express services, regulatory support and processing of all payment claims made under the Company's National Drug Code. Services provided by the Company will be provided over various time periods specified in the agreements.
The Company accounted for the agreement for the sale of the Sumavel DosePro business as a sale of a business and,

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company developed its BESP for each non-contingent deliverable, as VSOE and TPE were not available, in order to allocate the non-contingent arrangement consideration to the three undelivered units of accounting. The Company used a market valuation approach to develop the BESP for contract manufacturing services through the use of market rates available for comparable contract manufacturing services and consideration of internal costs of performing inventory monitoring and quality control services. Significant increases in the hours necessary to perform inventory monitoring and quality controls services would result in a significant increase in the fair value of the contract manufacturing services.
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
During 2014, the Company determined that the Sumavel DosePro business, which is comprised of the product rights under the Asset Purchase Agreement, DosePro technology license and Sumavel DosePro finished goods inventory purchased at Closing, had been fully delivered, and, therefore representing control of the business obtained by Endo. As such, a gain on sale of business of $79,980,000, net of $660,000 in related transaction costs, was recognized for the sale of the Sumavel DosePro business in the consolidated statement of operations for 2014.
Based on the Sumavel DosePro finished goods inventory delivered and the contract manufacturing services performed, as measured using a proportional performance method, contract manufacturing revenue of $24,369,000 and

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

$15,392,000 was recognized in the statement of operations for the years ended December 31, 2015 and 2014, respectively. An immaterial amount of revenue was recognized for performance of transition services and performance on the joint supply committee during the year ended December 31, 2014. As of December 31, 2015 and 2014, the Company had $7,083,000 and $8,535,000 , respectively, remaining in deferred revenue attributed to the Endo arrangement.
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
Further, as noted above, Endo Ventures provided the Company with an interest-free working capital advance upon Closing. The working capital advance of $7,000,000, which is evidenced by the Note, was recorded as a note payable on the consolidated balance sheet at Closing, net of a $4,748,000 debt discount. The fair value of the debt discount was established using a market approach, including an interest rate reflecting recent term sheets provided to the Company for offerings of debt instruments, interest rates on the Company's most recent debt instruments, and market interest rates on similar debt instruments. The debt discount will be amortized as interest expense using the effective interest method over the minimum eight year term of the Supply Agreement, as the working capital advance must be repaid upon termination of the Supply Agreement. The Company recognized $375,000 and $209,000 of interest expense during the years ended December 31, 2015 and 2014 related to the working capital advance from Endo.
The sale of the Sumavel DosePro business did not qualify as discontinued operations based upon related accounting guidance in place at the time of the transaction.

7.	Acquisition of Zogenix International Limited
On October 24, 2014, Zogenix Europe Limited (Zogenix Europe), a wholly-owned subsidiary of the Company, acquired all the capital stock of Zogenix International Limited, a privately-held company organized under the laws of England and Wales. Zogenix International Limited owned worldwide development and commercialization rights to ZX008, low-dose fenfluramine, for the treatment of Dravet syndrome. The Company paid consideration of $20,000,000 in cash (plus $8,718,000 which represented the net cash position of Zogenix International Limited at the closing), of which $2,000,000 was deposited into escrow to fund potential indemnification claims for a period of six months, and 11,995,202 shares of the Company’s common stock, plus potential cash payments of up to $95,000,000 based on the achievement of certain milestones. The escrow fund was included in the aggregate consideration and was released to the sellers in April 2015.
The aggregate purchase price was determined to be $88,234,000, including the cash paid of $20,000,000, market value of the 11,995,202 shares of the Company's common stock of $15,234,000 and fair value of the contingent purchase consideration for milestones of $53,000,000. The Company has agreed to use commercially reasonable efforts to develop and commercialize ZX008 and to achieve the milestones. For the year ended December 31, 2014, transaction costs of $300,000 were expensed as incurred in selling, general and administrative expense.

An initial liability of $53,000,000 was recorded for an estimate of the acquisition date fair value of the contingent purchase consideration. Subsequent changes in the fair value of the contingent purchase consideration are recognized in operating expenses within the consolidated statements of operations. The Company recorded a change in fair value of the contingent purchase consideration of $(2,000,000) due primarily to changes in estimated milestone payment dates for the year ended December 31, 2015. There was no change in fair value of the contingent purchase consideration liability for the year ended December 31, 2014.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

Cash and cash equivalents	$74
Prepaid expenses and other current assets	34
Property and equipment	4
Intangible assets	102,500
Goodwill	6,234
Accounts payable	(112)
Deferred tax liability	(20,500)
Total purchase price	$88,234

Intangible assets represent IPR&D acquired related to ZX008. The in-process research and development currently has an indefinite life and is tested for potential impairment at least annually or whenever indicators of potential impairment are present. When appropriate, the IPR&D will be assigned a useful life and amortized over the estimated period of its future economic benefit, or impaired if the technology is abandoned and is not able to be used for another purpose. The fair value of the developed technology and trade name was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return.

The excess of the fair value of the total consideration over the estimated fair value of the net assets acquired was recorded as goodwill, which was primarily attributable to expected benefit derived from utilizing the Company's established research and development infrastructure. There was no change in balance of goodwill recorded for the years ended December 31, 2015 and 2014. The goodwill recognized is not deductible for income tax purposes.

8.	Restructuring

In April 2015, the Company committed to a restructuring plan in conjunction with the sale of the Zohydro ER business in which approximately 100 employees transitioned employment to Pernix. The Company reduced its workforce by an additional 16 employees as a result of the divestiture. The Company recorded charges totaling $588,000 for the year ended December 31, 2015 consisting of one-time termination benefits in connection with the restructuring plan, which are reflected in restructuring expense for the period in net income from discontinued operations on the consolidated statement of operations. All related restructuring activities were completed in 2015.
The following table sets forth activity of the restructuring liability for the year ended December 31, 2015 (in thousands):

Balance at December 31, 2014	$—
Costs incurred and charged to expense	588
Payments	(588)
Balance at December 31, 2015	$—

9.	Commitments
Operating Leases
The Company leases office space for its general and administrative, supply chain and inventory management and research and product development operations in Emeryville, California under a non-cancelable operating lease that expires in November 2022. The base rent is subject to a 3% increase each year for the duration of the lease. Under the terms of the lease, as amended, the Company received an option to expand into additional space under certain conditions, as well as a renewal option for an additional five year term upon the expiration date. The Company will also pay a portion of common area and pass-through expenses in excess of base year amounts.
The Company also leases office facilities in San Diego, California, under a non-cancelable operating lease that expires in March 2020. The base rent will increase approximately 3.25% on an annual basis throughout the term. The Company is also required to pay a portion of common area and pass-through expenses in excess of base year amounts. This space is used primarily for general and administrative personnel. The Company received incentives of abated rent for approximately 4.5 months of the lease term totaling $332,000, additional rent abatements of $36,000 and a tenant improvement allowance of up to $382,000.
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating leases. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1,530,000, $870,000 and $829,000, respectively.
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015 are as follows (in thousands):

2016	$1,783
2017	1,838
2018	1,896
2019	1,955
2020	1,234
Thereafter	1,949
Total	$10,655
Manufacturing and Supply Agreements
The Company has a manufacturing services agreement with Patheon UK Limited (Patheon) for the aseptic capsule assembly, filling and inspection, final system assembly and purchasing of Sumavel DosePro, as well as other manufacturing and support services, which expires on April 30, 2016. The parties may mutually agree in writing to renew the term for additional terms prior to the expiration of the then-current term. The Company is committed to pay Patheon remaining monthly manufacturing fees totaling $2,499,000 (based on the exchange rate as of December 31, 2015) through the remaining term of the agreement and an additional asset retirement obligation amount of $388,000 to restore Patheon's facility to its previous condition.
The Company has manufacturing and supply agreements with several third-party suppliers for the production of key components of Sumavel DosePro, which expire on various dates through 2020. As of December 31, 2015, the Company has non-cancellable purchase orders totaling approximately $1,253,000 for 2016 (based on the exchange rate as of December 31, 2015) under these arrangements.

10.	Long- term Debt
Maturities of long-term debt as of December 31, 2015, are as follows (in thousands):

2016	$6,666
2017	6,667
2018	6,667
2019	—
2020	—
Thereafter	7,000
Principal balance outstanding	27,000
Less: unamortized discounts	(4,615)
Net carrying value of long-term debt	22,385
Less: current portion	(6,414)
Long-term portion	$15,971
Interest expense related to long-term debt for the years ended December 31, 2015, 2014 and 2013 was $3,060,000, $2,750,000 and $5,672,000, respectively.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Term Debt and Revolving Line of Credit
In December 2014, the Company entered into a loan and security agreement (the Loan and Security Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) consisting of term loans totaling $20,000,000, and a revolving credit facility of up to $4,000,000. Total outstanding advances under the revolving credit facility are limited to the lesser of $4,000,000 or 85% of eligible accounts receivable as defined in the Loan and Security Agreement. The term loan bears interest at an annual rate equal to the greater of (i) 8.75% and (ii) the sum of (a) the “prime rate” rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 5.25%. Each revolving advance under the credit facility bears interest at an annual rate equal to the sum of (a) the “prime rate” rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.75%. The principal balances of the term loan and line of credit at December 31, 2015 were $20,000,000 and $0, respectively. The outstanding principal balances of the term loan and line of credit at December 31, 2014 were $20,000,000 and $1,450,000, respectively.
The Company was required to make interest-only payments on the term loan through January 1, 2016, and thereafter equal monthly payments of principal and interest are required until the credit facility matures on December 1, 2018. The Company may prepay the outstanding principal balance of the term loan subject to graded prepayment fees. The credit facility also includes events of default, as defined in the Loan and Security Agreement, which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility.
The obligations under the Loan and Security Agreement are collateralized by the Company's personal property and the Company has agreed to not encumber any of its intellectual property. The Company was required to establish a controlled deposit account with SVB containing at least 85% of the Company's account balances at all financial institutions which can be utilized by the lenders to satisfy the obligations in the event of default by the Company. On April 23, 2015, in connection with the sale of the Zohydro ER business, the Company, Oxford and SVB entered into an amendment to the loan and security agreement terminated all encumbrances on the Company's personal property related to its Zohydro ER business. The remaining obligations under the loan and security agreement remain substantially unchanged.
The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain a liquidity ratio of 1.25 to 1 through the Company’s receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008, maintain legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company was in compliance with these covenants at December 31, 2015 and 2014.
In addition to principal payments, the Company is also required to make a final payment equal to 5% of the original principal amount of the term loan funded. Upon the entry into the credit facility, the Company was required to pay a term loan facility fee of $200,000 and a revolving line commitment fee of $32,000. Two additional $32,000 revolving line commitment fees will be due and payable on each of the second and third anniversary of the effective date or upon termination of the revolving line. These fees have been recorded as a discount to the term loan and revolving line of credit balances and are being amortized over the term of the loans. Interest expense recorded relative to these costs for the years ended December 31, 2015 and 2014 was immaterial.
In connection with entering into the Loan and Security Agreement, the Company issued warrants to Oxford and SVB exercisable into an aggregate total of 63,559 shares of the Company’s common stock, of which warrants for 31,779 shares of common stock were exercised in 2015. The warrants are exercisable at $9.44 per share of common stock and have a term of 10 years. The value of the warrants of approximately $558,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2014.
The Company also incurred approximately $241,000 in costs related to securing the credit facility. These loan origination costs have been deferred and will be amortized over the life of the credit facility as interest expense. They are included in other assets in the consolidated balance sheet at December 31, 2015 and 2014. Interest expense recorded relative to these costs for the years ended December 31, 2015 and 2014 was immaterial.
Note Payable for Working Capital Advance
In connection with the sale of the Sumavel DosePro business, Endo Ventures provided the Company with an interest-free working capital advance, which is secured by the Note. The working capital advance of $7,000,000 was initially recorded on the consolidated balance sheet net of a $4,748,000 debt discount. The discount is being amortized as interest expense using the

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

effective interest method over the minimum eight year term of the Supply Agreement, as the advance must be repaid upon termination of the Supply Agreement. The balance of the note payable, net of unamortized discount, was $2,835,000 and $2,461,000 at December 31, 2015 and 2014, respectively.
Healthcare Royalty Financing Agreement
On July 18, 2011, the Company closed the Healthcare Royalty Financing Agreement with Healthcare Royalty. Under the agreement, the Company borrowed $30,000,000 and the Company agreed to repay the principal together with a specified return to Healthcare Royalty. The Healthcare Royalty Financing Agreement was originally scheduled to terminate on March 31, 2018, but Healthcare Royalty exercised its right to early terminate the agreement on May 16, 2014, as discussed below.
In conjunction with the agreement, the Company issued a warrant exercisable for up to 28,125 shares of the Company’s common stock. The warrant is exercisable at $72.00 per share and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside the control of the Company, the warrant was recorded as a current liability and marked to market at each reporting date using the Black-Scholes option pricing valuation model (see Note 2). The Company recognized other income (expense) in relation to the change in the fair value of the Healthcare Royalty common stock warrant of ($13,000) and $378,000 for the years ended December 31, 2015 and 2014, respectively, in the statement of operations.
Healthcare Royalty had the option to terminate the agreement at its election in connection with a change of control of the Company (which includes the sale, transfer, assignment or licensing of the Company's rights in the United States to either Sumavel DosePro or Zohydro ER), or an event of default. Healthcare Royalty exercised its option to terminate the Healthcare Royalty Financing Agreement in connection with the Company's sale of the Sumavel DosePro business to Endo on May 16, 2014. Upon termination of the agreement, the Company was obligated to make a final payment of $40,041,000. The Company no longer has any further payment obligations under the Financing Agreement after the final payment was made.
The Company determined that the early termination resulted in an extinguishment of the outstanding debt and recognized a loss of $1,254,000 which was recorded as non-operating expenses in the statement of operations. The loss on early extinguishment of debt is related to the write-off of the unamortized balances of the debt discounts (which includes derecognition of the embedded derivative liabilities), debt acquisition costs, and accrued interest expenses related to the Healthcare Royalty Financing Agreement.
The rights of the Company and Healthcare Royalty to terminate the agreement early, as well as other terms, met the definition of an embedded derivative. As a result, the Company carved out the embedded derivatives and determined the fair value of each derivative. The fair value of the embedded derivatives of $247,000 was derecognized upon termination of the agreement and is included in the loss on early extinguishment of debt in the statement of operations for the year ended December 31, 2014.

11.	Reverse Stock Split and Public Offering

In June 2015, the Company filed an amendment to its Fifth Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-8, and a change in the number of authorized shares of the Company’s common stock to 50,000,000 shares. The reverse stock split and change in authorized shares became effective July 1, 2015. Accordingly, all historical per share information presented in these consolidated financial statements has been adjusted to reflect the effect of the reverse stock split and change to authorized shares of common stock.

In August 2015, the Company completed a public offering of 5,462,500 shares of its common stock at a public offering price of $18.00 per share. The Company received net proceeds of approximately $92,000,000 after deducting underwriting fees and offering-related transaction costs.

12.	Preferred Stock and Stockholders’ Equity
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, as of December 31, 2015 and 2014, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value. As of December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding.

Common Stock
Under the Company’s amended and restated certificate of incorporation, as of December 31, 2015 and 2014, the Company was authorized to issue 50,000,000 shares of common stock with a $0.001 par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available, when declared by the board of directors, subject to the prior rights of holders of convertible preferred stock.
Common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2015	2014
Stock options and restricted stock units outstanding	2,714	2,114
Warrants to purchase common stock	1,975	2,029
Shares authorized for future issuance under equity and purchase plans	678	603
	5,367	4,746
Common Stock Warrants
In December 2014, and in connection with entering into the Loan and Security Agreement (see Note 10), the Company issued warrants to Oxford and SVB exercisable into an aggregate of 63,559 shares of common stock. The warrants are exercisable at $9.44 per share of common stock and have a term of 10 years. During the year ended December 31, 2015, warrants to purchase 31,779 shares of common stock were exercised in a cashless exercise whereby 16,719 shares were issued and 15,060 shares withheld to satisfy the exercise price of the warrants. The value of the warrants of approximately $558,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2014.
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 1,973,025 shares of common stock (including over-allotment purchase). The warrants are exercisable at an exercise price of $20.00 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company's control, the warrants are recorded as a current liability and are marked to market at each reporting date (see Note 2). None of these warrants were exercised during the year ended December 31, 2015. During the year ended December 31, 2014, warrants to purchase 58,156 shares of common stock were exercised. The fair value of the warrants outstanding was approximately $6,069,000 and $4,978,000 as of December 31, 2015 and 2014, respectively.

In July 2011, upon the closing of and in connection with the Healthcare Royalty Financing Agreement (see Note 10), the Company issued a warrant to Healthcare Royalty exercisable into 28,125 shares of common stock. The warrant is exercisable at $72.00 per share of common stock and has a term of 10 years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $127,000 and $115,000 as of December 31, 2015 and 2014, respectively.
In June 2011, and in connection with entering into an amendment to the second amended and restated loan and security agreement with Oxford and CIT Healthcare LLC (the Oxford Agreement), the Company issued warrants to Oxford and SVB exercisable into an aggregate of 3,306 shares of common stock. The warrants are exercisable at $30.24 per share of common stock and have a term of 7 years. The value of the warrants of approximately $76,000 was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2011.

13.	Stock-Based Compensation
Stock Option Plans
During 2006, the Company adopted the 2006 Equity Incentive Award Plan (as amended, the 2006 Plan) under which 141,750 shares of common stock were reserved for issuance to employees, directors and consultants of the Company. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2006 Plan is ten years.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Options granted pursuant to the 2006 Plan generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. The 2006 Plan allows the option holders to exercise their options early and acquire option shares, which are then subject to repurchase by the Company at the original exercise price of such options. At December 31, 2015 and 2014, there were no unvested shares of common stock issued to employees of the Company in connection with the early exercise of stock option grants.
During 2010, the Company adopted the 2010 Equity Incentive Award Plan (the 2010 Plan), which became effective immediately prior to the completion of the IPO. An initial 280,459 shares were reserved for issuance to employees, directors and consultants of the Company under the 2010 plan. The number of shares initially reserved were subsequently increased by the number of shares of common stock related to awards granted under the 2006 Plan that are repurchased, forfeited, expired or are cancelled on or after the effective date of the 2010 Plan, as well as an annual increase pursuant to an evergreen provision. The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2010 Plan is ten years.
Time-based options granted pursuant to the 2010 Plan generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. Performance-based options are tied to the employees’ continued employment and become vested and exercisable based on the completion of a specified regulatory milestone. Restricted stock units granted pursuant to the 2010 Plan vest on the first anniversary of the vesting commencement date.
In June 2012, the Company amended and restated the 2010 Plan (the Restated 2010 Plan). Pursuant to the Restated 2010 Plan, the number of shares that are reserved for issuance under the 2010 Plan was increased to 1,162,500, plus any shares related to outstanding options granted under the 2006 Plan that are repurchased, forfeited, expire or are canceled on or after the effective date of the Restated 2010 Plan. Further, the 2010 Plan's evergreen provision was amended such that, commencing on January 1, 2013, and on each January 1 thereafter during the term of the Restated 2010 Plan, the aggregate number of shares available for issuance under the Restated 2010 Plan shall be increased by that number of shares of the Company's common stock equal to the lower of:

•	4% of the Company’s outstanding common stock on the applicable January 1; or

•	an amount determined by the board of directors.
At December 31, 2015 and 2014, 324,713 and 369,244 shares of common stock were available for future issuance under the Restated 2010 Plan, respectively.
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
The Company has initially reserved 337,500 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2015 and 2014, there were 202,230 and 88,562 shares of common stock available for future issuance under the Inducement Plan, respectively.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Information with respect to the number and weighted average exercise price of stock options under the 2006 Plan, 2010 Restated Plan and Inducement Plan is summarized as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,112	$21.22
Granted	1,080	$12.36
Exercised	(96)	$14.94
Cancelled/Forfeited	(382)	$22.19
Outstanding at December 31, 2015	2,714	$17.78	7.5	$2,549
Exercisable at December 31, 2015	1,504	$19.92	6.3	$537
Vested and unvested expected to vest at December 31, 2015	2,707	$17.77	7.5	$2,548
During the year ended December 31, 2015, the Company granted options for 147,000 shares to employees with a vesting performance condition based upon completion of a regulatory milestone and 933,000 time-based options. There were no performance options granted in the year ended December 31, 2014.
There were no restricted stock units outstanding at December 31, 2015 and 2014. There was no restricted stock unit activity for the year ended December 31, 2015, and no grants of restricted stock units were made, 165,000 restricted stock units vested and released and 1,000 restricted stock units were forfeited for the year ended December 31, 2014.
The intrinsic values for stock options above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $14.74 at December 31, 2015, and the contractual exercise prices.

	Years Ended December 31,
	2015	2014	2013
Stock Options and Restricted Stock Units
Weighted-average grant date fair value	$8.37	$18.58	$12.43
Aggregate intrinsic value of options exercised	$330,000	$297,000	$370,000
Total fair value of shares vested	$7,028,000	$8,231,000	$4,895,000
Employee Stock Purchase Plan
During 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the Purchase Plan), which allows employees to purchase shares of the Company’s common stock during a specified offering period. The purchase price is 85% of the lower of the closing price of the stock on the first day of the offering period or the closing price of the stock on the date of purchase. Eligible employees may elect to withhold up to 20% of their compensation during any offering period for the purchase of stock up to a maximum of 2,500 shares per purchase period. At December 31, 2015 and 2014, a total of 151,490 and 145,444 shares of common stock were reserved for issuance under the Purchase Plan, respectively. The length of the offering period is determined by the compensation committee and may be up to 27 months long. The offering periods under the Purchase Plan generally have been from June through May of the subsequent year with two purchase periods of six months each. A total of 25,204, 62,987, and 38,041 shares were purchased under the Purchase Plan during the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model are as follows:

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31,
	2015	2014	2013
Stock Options
Risk free interest rate	1.5% to 1.9%	1.6% to 2.0%	0.8% to 1.8%
Expected term	5.1 to 6.1 years	5.1 to 6.1 years	5.0 to 6.1 years
Expected volatility	76.7 to 79.2%	79.7 to 84.9%	82.8 to 87.9%
Expected dividend yield	—%	—%	—%

Employee Stock Purchase Plan
Risk free interest rate	0.1% to 0.5%	0.1%	0.1%
Expected term	0.5 to 1.0 years	0.5 to 1.0 years	0.5 to 1.0 years
Expected volatility	67.4% to 77.8%	65.0% to 83.2%	74.3% to 125.6%
Expected dividend yield	—%	—%	—%
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
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$390	$467	$333
Research and development	1,266	1,236	1,138
Selling, general and administrative	5,285	5,833	6,715
Total	$6,941	$7,536	$8,186
As of December 31, 2015, there was approximately $10,696,000 of total unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 2.5 years.
At December 31, 2015, there were 32,000 unvested stock options outstanding to consultants, with approximately $329,000 of related unrecognized compensation expense based on a December 31, 2015 measurement date. These unvested stock options outstanding to consultants are expected to vest over approximately 2.4 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. Expense (income) recognized for stock options and restricted stock units to consultants was $193,000, $(169,000) and $323,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Stock option expense for options and awards issued to consultants is included in the consolidated statement of operations within selling, general and administrative expense.

14.	Employee Benefit Plan
Effective February 1, 2007, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the first day of the month following one month of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and as of December 31, 2015 no contributions have been made by the Company.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

15.	Income Taxes
The Company only recognizes tax benefits if it is more-likely-than-not to be sustained upon audit by the relevant taxing authority based upon its technical merits. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The balance of unrecognized tax benefits at December 31, 2015 of $1,132,000 are tax benefits that, if the Company recognizes them, would not impact the Company's effective tax rate as long as they remain subject to a full valuation allowance.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2015	2014	2013
Beginning balance of unrecognized tax benefits	$1,019	$899	$714
Gross increases based on tax positions related to current year	113	120	185
Gross increases based on tax positions related to prior year	—	—	—
Settlements with taxing authorities	—	—	—
Expiration of statute of limitations	—	—	—
Ending balance of unrecognized tax benefits	$1,132	$1,019	$899

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties on the consolidated balance sheets at December 31, 2015 and 2014 and has recognized no interest and/or penalties in the consolidated statements of operations through the year ended December 31, 2015.
The Company is subject to taxation in U.S. federal, state, and foreign jurisdictions. The Company’s tax years for 2008 and forward can be subject to examination by the United States and state tax authorities due to the carryforward of net operating losses.
At December 31, 2015, the Company had available federal, California, and foreign income tax net operating loss carryforwards of approximately $177,427,000, $181,580,000 and $20,697,000, respectively. The federal tax loss carryforwards will begin expiring in 2026 unless previously utilized, and the state tax loss carryforwards will begin expiring in 2015 unless previously utilized. In addition, the Company has federal and California research and development income tax credit carryforwards of $2,966,000 and $3,368,000, respectively. The federal research and development income tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development income tax credit carryforwards will carry forward indefinitely until utilized.
The Company has elected the “with and without method – direct effects only”, prescribed in accordance with authoritative guidance, with respect to recognition of stock option windfall tax benefits within additional paid in capital and will utilize general net operating losses to offset taxable income before utilization of net operating losses attributable to windfall tax benefits.
The Company has completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company has determined that as of December 31, 2015 the Company had three ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1,900,000 and research and development income tax credits by $8,000. The Company had a second ownership change as defined by IRC Sections 382 and 383, which occurred in September 2011 upon the issuance of common stock in its follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2011 by $121,100,000 and research and development income tax credits as of December 31, 2011 by $3,017,000. The Company also reduced its California net operating loss carryforwards as of December 31, 2011 by $53,329,000 as a result of the second ownership change. The Company had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.
During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset as of December 31, 2015 balance sheet. No prior periods were retrospectively adjusted.
The reconciliation of income tax from continuing operations computed at the Federal statutory tax rate to the (benefit)expense for income taxes is as follows (in thousands):

	December 31,
	2015	2014	2013
Tax at statutory rate	$(19,586)	$20,934	$(24,684)
State taxes, net of federal benefit	(691)	1,499	(1,552)
Change in valuation allowance	(14,042)	(12,968)	19,526
Valuation allowance adjustment for continuing operations	15,498	—	—
Permanent interest disallowed	375	(8,608)	7,197
Foreign rate change	(1,993)	—	—
Other permanent differences	114	1,226	1,279
Research and development tax credits	(1,060)	(1,387)	(744)
State tax rate benefit	2,181	(503)	(822)
Foreign rate differential	2,550	—	—
Other	753	(109)	(200)
Tax (benefit) expense	$(15,901)	$84	$—

ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Since the sale of the Company’s Zohydro ER business to Pernix was a discrete event in April of 2015, ASC 740-270-30-12 requires us to record the total amount of our income tax expense for discontinued operations and a benefit to continuing operations. The amount of income tax expense recorded as part of discontinued operations is limited to the tax benefit from income from continuing operations.  Accordingly, the Company has recorded a tax expense of $14,060,000 in 2015 in discontinued operations and a corresponding benefit to income tax expense from continuing operations. The remaining tax benefit to continuing operations principally relates to tax rate reductions enacted in the United Kingdom in November 2015 which resulted in a decrease in our deferred tax liability.

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are listed below. A valuation allowance of $96,298,000 and $110,338,000 for the years ended December 31, 2015 and 2014, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the deferred tax assets are as follows (in thousands):

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$72,402	$82,054
Capitalized research and development	5,768	7,176
Accrued expenses	1,266	2,030
Research and development credits	4,451	3,395
Accrued product returns	324	1,772
Inventory reserve and UNICAP	1,063	2,956
Amortization	1,998	2,556
Deferred revenue	3,494	4,446
Other, net	6,432	5,128
Total deferred tax assets	97,198	111,513
Less valuation allowance	(96,298)	(110,338)
Net deferred tax assets	900	1,175

Deferred tax liabilities:
Depreciation	(900)	(1,175)
IPR&D	(18,450)	(20,500)
Total deferred tax liabilities	(19,350)	(21,675)
Net deferred tax liability	$(18,450)	$(20,500)
On December 31, 2015, the California Supreme Court overturned the California Appellate court decision on The Gillette Company et al. v. California Franchise Tax Board. The court held that the taxpayers couldn’t elect an evenly weighted, three-factor apportionment formula pursuant to the Multistate Tax Compact, or MTC. The Company had elected the three-factor apportionment formula pursuant to the MTC for 2013 and 2014. As a result of the California Supreme Court decision, the Company is reducing its deferred tax assets and offsetting valuation allowance related to the California NOL calculated in 2013 and 2014 pursuant to the MTC election.
The Company incurred $45,000 and $84,000 in income tax expense for the years ended December 31, 2015 and 2014, respectively, related to taxable income generated by its wholly-owned subsidiary Zogenix Europe.

16.	Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which includes all normal recurring adjustments and the items described in (1) to (4) below, which are, in the opinion of management, necessary for a fair statement of the consolidated financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2015 and 2014 is as follows:

	2015 Quarter Ended
	March 31	June 30 (1)	September 30 (2)	December 31(3)
	(in thousands, except per share amounts)
Revenue	$4,614	$7,367	$9,120	$6,081
Gross profit	$691	$1,564	$1,340	$1,231
Net loss from continuing operations	$(10,165)	$(6,696)	$(12,981)	$(11,862)
Net income (loss) from discontinued operations	$(12,696)	$79,160	$(1,635)	$3,019
Net income (loss)	$(22,861)	$72,464	$(14,616)	$(8,843)
Net income (loss) per share, basic and diluted	$(1.19)	$3.78	$(0.65)	$(0.36)

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	2014 Quarter Ended
	March 31	June 30 (4)	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$7,389	$6,737	$4,883	$9,938
Gross profit	$4,056	$2,874	$897	$1,515
Net income (loss) from continuing operations	$(4,952)	$77,536	$(1,461)	$(9,636)
Net loss from discontinued operations	$(15,980)	$(14,672)	$(11,364)	$(10,884)
Net income (loss)	$(20,932)	$62,864	$(12,825)	$(20,520)
Net income (loss) per share, basic	$(1.20)	$3.59	$(0.73)	$(1.09)
Net income (loss) per share, diluted	$(1.61)	$3.59	$(0.73)	$(1.09)

(1) Net income from discontinued operations includes a gain on sale of Zohydro ER business of $75,575,000. Net income (loss) from continuing operations includes a tax benefit related to the sale of Zohydro ER of $6,946,000.

(2) Net loss from continuing operations includes an impairment charge on investments acquired in conjunction with the sale of the Zohydro ER business of $5,485,000 and tax benefit related to the sale of the Zohydro ER business of $5,496,000. Net income (loss) from discontinued operations includes a reduction of the gain on sale of Zohydro ER business of $2,474,000 which is comprised primarily of the recognition of additional income tax expense for the period.

(3) Net loss from continuing operations includes a tax benefit related to the sale of Zohydro ER of $3,472,000. Net income (loss) from discontinued operations includes an increase of the gain on sale of Zohydro ER business of $2,323,000 which is comprised primarily of the recognition of contingent consideration of $385,000 and derecognition of income tax liability for the period based on reduction in applicable tax rate.

(4) Net income from continuing operations includes the one-time gain on sale of the Sumavel DosePro business of $79,980,000, a one-time charge for extinguishment of debt of $1,254,000 incurred in connection with termination of Healthcare Royalty Financing Agreement, and an impairment charge on long lived assets related to sale of Sumavel DosePro business of $838,000.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	March 14, 2016	By:	/s/ Stephen J. Farr
President and Chief Executive Officer

Date:	March 14, 2016	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEPHEN J. FARR, PH.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Stephen J. Farr, Ph.D.

/S/ ANN D. RHOADS	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 14, 2016
Ann D. Rhoads

/S/ CAM L. GARNER	Chairman of the Board	March 14, 2016
Cam L. Garner

/S/ LOUIS C. BOCK	Director	March 14, 2016
Louis C. Bock

/S/ JAMES B. BREITMEYER, M.D., Ph.D.	Director	March 14, 2016
James B. Breitmeyer, M.D., Ph.D

/S/ ROGER L. HAWLEY	Director	March 14, 2016
Roger L. Hawley

/S/ ERLE T. MAST	Director	March 14, 2016
Erle T. Mast

/S/ RENEE TANNENBAUM, Pharm.D.	Director	March 14, 2016
Renee Tannenbaum, Pharm.D.

/S/ MARK WIGGINS	Director	March 14, 2016
Mark Wiggins

EXHIBIT INDEX

Exhibit Number	Description
2.1†(18)	Asset Purchase Agreement dated April 23, 2014 by and among the Registrant, Endo Ventures Bermuda Limited and Endo Ventures Limited

2.2†(21)
Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers

2.3†(27)	Asset Purchase Agreement, dated March 10, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

2.4(24)	Amendment to Asset Purchase Agreement, dated April 23, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(6)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(26)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.3(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.4(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.5(4)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

4.6(22)	Warrant dated December 30, 2014 issued to Oxford Finance LLC

4.7(22)	Warrant dated December 30, 2014 issued to Silicon Valley Bank

10.1(2)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Form of Executive Officer Employment Agreement

10.3#(1)	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder

10.4#(2)	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5#(2)	2010 Employee Stock Purchase Plan and form of Offering document thereunder

10.6#(1)	Executive Officer Employment Agreement dated March 1, 2010 by and between the Registrant and Ann D. Rhoads

10.7†(1)	Supply Agreement dated September 29, 2004 by and between the Registrant and Dr. Reddy’s Laboratories, Inc.

10.8†(1)	Asset Purchase Agreement dated August 25, 2006 by and between the Registrant and Aradigm Corporation

10.9(1)	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC

10.10(1)	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC

10.11(1)	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC

10.12†(1)	License Agreement dated November 27, 2007 by and between the Registrant and Elan Pharma International Limited

10.13†(1)	First Amendment to License Agreement dated September 28, 2009 by and between the Registrant and Elan Pharma International Limited

10.14†(2)	Manufacturing Services Agreement dated November 1, 2008 by and between the Registrant and Patheon U.K. Ltd.

10.15†(1)	Commercial Manufacturing and Supply Agreement dated April 1, 2009 by and between the Registrant and MGlas AG

10.16†(4)	Development and License Agreement dated July 11, 2011 by and between the Registrant and Durect Corporation

10.17#(4)	2011 Annual Incentive Plan

10.18†(7)	Amendment to Co-Promotion Agreement dated December 20, 2011 by and between the Registrant and Astellas Pharma US, Inc.

10.19†(8)	Co-Marketing and Option Agreement dated March 29, 2012 by and between the Registrant and Battelle Memorial Institute

10.20†(9)	Co-Promotion Agreement dated June 6, 2012 by and between the Registrant and Mallinckrodt, LLC

10.21†(10)	Commercial Manufacturing and Supply Agreement dated November 2, 2012 by and between the Registrant and Alkermes Pharma Ireland Ltd.

10.22†(11)	Manufacturing Services Agreement dated February 28, 2013 by and between the Registrant and Patheon UK Limited

10.23†(11)	Second Amendment to the License Agreement dated March 12, 2013 by and between the Registrant and Alkermes Pharma Ireland Limited

10.24(11)	Independent Director Compensation Policy as amended and restated effective March 15, 2013

10.25(11)	Annual Incentive Plan as amended and restated effective March 15, 2013

10.26(11)†	Amendment No. 1 to the Development and License Agreement dated March 18, 2013 and made retroactive to January 1, 2013 by and between the Registrant and Durect Corporation

10.27†(11)	First Amendment to the Co-marketing and Option Agreement dated March 29, 2012 entered into as of March 21, 2013 by and between the Registrant and Battelle Memorial Institute

10.28(12)	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan

10.29†(13)	Co-promotion Agreement dated June 27, 2013, by and between the Registrant and Valeant Pharmaceuticals North America LLC

10.30(12)	Agreement on Termination of Agreements dated August 5, 2013, by and between the Registrant and Desitin Arzneimittel GmbH

10.31†(15)	Amendment #1 to the Manufacturing Services Agreement, dated February 28, 2013 with an effective date of November 1, 2013, by and between the Registrant and Patheon UK Limited

10.32†(15)	Co-Marketing and Development Services Agreement dated November 26, 2013, by and between the Registrant and Battelle Memorial Institute

10.33#(14)	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder

10.34#(15)	Annual Incentive Plan as amended and restated effective, December 4, 2013

10.35(15)	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.

10.36†(15)	Development and Option Agreement dated November 1, 2013 by and between the Registrant and Altus Formulation, Inc.

10.37(15)	Employment Transition Agreement dated November 1, 2013 by and between the Registrant and Cynthia Y. Robinson, Ph.D.

10.38†(16)	Termination and Amendment Agreement effective as of January 31, 2014 by and between the Registrant and Mallinckrodt LLC

10.39†(16)	Amendment No. 1 - Development and Option Agreement dated March 10, 2014 by and between the Registrant and Altus Formulation Inc.

10.40(16)	Independent Director Compensation Policy as amended and restated effective March 21, 2014

10.41#(17)	Annual Incentive Plan as amended and restated effective July 22, 2014

10.42†(18)	Manufacturing and Supply Agreement dated May 16, 2014 by and between the Registrant and Endo Ventures Limited

10.43†(19)	License Agreement dated May 16, 2014 by and between the Registrant and Endo Ventures Bermuda Limited

10.44†(19)	Third Amendment to License Agreement dated September 12, 2014 by and between the Registrant and Daravita Limited

10.45†(19)	First Amendment to Commercial Manufacturing and Supply Agreement dated September 12, 2014 by and between the Registrant and Daravita Limited

10.46†(19)	Amendment No. 2 - Development & Option Agreement dated September 15, 2014 by and between the Registrant and Altus Formulation, Inc.

10.47†(19)	Waiver Agreement between the Registrant and Purdue Pharma L.P. dated October 29, 2014

10.48†(19)	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited

10.49(19)	Office Lease dated August 5, 2014 by and between the Registrant and Kilroy Realty, L.P.

10.50(20)	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co.

10.51(22)
Loan and Security Agreement dated December 30, 2014 by and among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC and Silicon Valley Bank

10.52†(23)	Amendment No. 3 - Development & Option Agreement dated October 30, 2014 by and between the Registrant and Altus Formulation, Inc.

10.53(23)	Right of Reference Letter Agreement dated November 5, 2014 by and between the Registrant and Teva Pharmaceuticals USA, Inc.

10.54(24)	First Amendment to Loan and Security Agreement, dated April 23, 2015, by and among the Registrant, Oxford Finance LLC, as collateral agent for the Lenders (as defined therein) and Silicon Valley Bank

10.55#(25)	General Release of Claims, dated April 23, 2015, by and between the Registrant and Roger L. Hawley

10.56#(25)	Annual Incentive Plan as amended and restated effective April 27, 2015

10.57#(26)	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.

10.58#(26)	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.

10.59#(26)	Employment Agreement, dated June 29, 2015, by and between the Registrant and Thierry Darcis

10.60#(26)	Independent Director Compensation Policy as amended and restated effective April 23, 2015

10.61(26)	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC

21.1(5)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from Zogenix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 14, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010 (Registration No. 333-169210).

(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010 (Registration No. 333-169210).

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010 (Registration No. 333-169210).

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 4, 2011.

(6)	Filed with the Registrant's Quarterly Report on Form 10-Q on November 8, 2012.

(7)	Filed with the Registrant's Quarterly Report on Form 10-K on March 12, 2012.

(8)	Filed with the Registrant's Quarterly Report on Form 10-Q on May 15, 2012.

(9)	Filed with the Registrant's Quarterly Report on Form 10-Q on August 9, 2012.

(10)	Filed with the Registrant's Annual Report on Form 10-K on March 15, 2013.

(11)	Filed with the Registrant's Quarterly Report on Form 10-Q on May 9, 2013.

(12)	Filed with the Registrant's Quarterly Report on Form 10-Q on August 8, 2013.

(13)	Filed with the Registrant's amendment to its Quarterly Report on Form 10-Q on January 14, 2014.

(14)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 5, 2013.

(15)	Filed with the Registrant’s Annual Report on Form 10-K on March 7, 2014.

(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 8, 2014.

(17)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on July 24, 2014.

(18)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 6, 2014.

(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 6, 2014.

(20)	Filed with the Registrant’s Registration Statement on Form S-3 on November 6, 2014 (Registration No. 333-199957).

(21)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A on December 23, 2014.

(22)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(23)	Filed with the Registrant's Annual report on Form 10-K on March 11, 2015.

(24)	Filed with the Registrant’s Current Report on Form 8-K on April 28, 2015.

(25)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2015.

(26)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.

(27)	Filed with Amendment No. 1 to the Registrant’s Current Report on Form 8-K on August 18, 2015.

† Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission
# Indicates management contract or compensatory plan.