Form 10-K/A
period 2015-12-31
ZOGENIX, INC.
filed 2016-04-28
CIK 1375151

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Zogenix, Inc. to amend our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or the SEC, on March 15, 2016, or the Initial Report. We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our 2016 annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than April 29, 2016.
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
As used in this Amendment No. 1, the terms “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., including its consolidated subsidiaries.

PART III
Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth certain information about the members of our board of directors as of March 28, 2016:

Name	Age	Position with Zogenix, Inc.
Cam L. Garner	67	Chairman of the Board, Chairman of Compensation Committee
Louis C. Bock	51	Director, Chairman of Nominating/Corporate Governance Committee
James B. Breitmeyer, M.D., Ph.D.	62	Director
Stephen J. Farr, Ph.D.	57	Chief Executive Officer, President and Director
Roger L. Hawley	63	Director
Erle T. Mast	53	Director, Chairman of Audit Committee
Renee P. Tannenbaum, Pharm.D.	64	Director
Mark Wiggins	60	Director
Cam L. Garner is one of our co-founders and has served as chairman of our board of directors since August 2006. Mr. Garner co-founded specialty pharmaceutical companies Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc in March 2014), Somaxon Pharmaceuticals, Inc. (sold to Pernix Therapeutics in March 2013), Evoke Pharma, Inc., Elevation Pharmaceuticals, Inc. (sold to Sunovion Pharmaceuticals Inc. in 2012), DJ Pharma (sold to Biovail Corporation in 2000), Verus Pharmaceuticals, Inc., Xcel Pharmaceuticals, Inc. (acquired by Valeant Pharmaceuticals International in 2005), Neurelis, Inc., Meritage Pharma, Inc. (sold to Shire plc in February 2015), and most recently, Kalyra Pharmaceuticals, Inc., OrPro Therapeutics, Inc., Alastin SkinCare and Zavante, Inc. He previously served as chairman of Cadence from May 2004 until March 2014, and served as chairman of Verus, Elevation and Meritage until their acquisition and Evoke since January 2007. Mr. Garner was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000, when it was sold to Elan. Mr. Garner also serves on the board of directors of Aegis Therapeutics, Inc., Neurelis, Inc., Kalyra Pharmaceuticals and OrPro Therapeutics. Mr. Garner earned his B.A. in Biology from Virginia Wesleyan College and an M.B.A. from Baldwin-Wallace College. As one of our co-founders and having served as our chairman since August 2006, Mr. Garner’s extensive knowledge of our business, history and culture, his extensive experience as a board member of multiple publicly-traded and privately-held companies, and expertise in developing, financing and providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Louis C. Bock has served as a member of our board of directors since August 2006. Mr. Bock has been a Venture Partner at Santé Ventures, a venture capital firm, since August 2014 and a Partner at Archer Venture Management since December 2013. Previously, Mr. Bock was a Managing Director of Scale Venture Partners, a venture capital firm, from 1997 to July 2014. Mr. Bock joined Scale Venture Partners in September 1997 from Gilead Sciences, Inc., a biopharmaceutical company, where he held positions in research, project management, business development and sales from September 1989 to September 1997. Prior to Gilead, he was a research associate at Genentech, Inc. from November 1987 to September 1989. He currently serves as a director of Arizona Therapeutics, Inc. (AzTE), Ascenta Therapeutics, Inc., Cardiokinetix, Inc., Heat Biologics, Inc., Molecular Templates, PowerVision, Inc., Orexigen Therapeutics, Inc. and Sonexa Therapeutics, Inc. and is responsible for Scale Venture Partners’ prior investments in Seattle Genetics, Prestwick Pharmaceuticals, Inc. and Somaxon Pharmaceuticals, Inc. Mr. Bock has also previously served as a director of Horizon Pharma, Inc., New Century Hospice, Inc. and diaDexus, Inc. Mr. Bock received his B.S. in Biology from California State University, Chico and an M.B.A. from California State University, San Francisco. Mr. Bock’s extensive clinical and leadership experience in the biotechnology and biopharmaceutical industries, including experience in research, project management, business development and sales from his time at Gilead, and his membership on other companies’ boards of directors, including positions on other audit and nominating/corporate governance committees, contributed to our board of directors’ conclusion that he should serve as a director of our company.

James B. Breitmeyer, M.D., Ph.D. has served as a member of our board of directors since March 2014. Dr. Breitmeyer currently serves as the President of Bavarian Nordic, Inc., an international biotechnology company, and serves as the President and Chief Executive Officer of Tokalas, Inc., a biotechnology startup developing targeted therapies for cancers. He was previously Executive Vice President at Bavarian Nordic A/S from February 2013 to July 2015. He served as acting Chief Medical Officer to Zogenix, Inc. from August 2012 to February 2013. Dr. Breitmeyer served as Executive Vice President of Development and Chief Medical Officer of Cadence Pharmaceuticals from August 2006 to August 2012. He served as Chief Medical Officer of Applied Molecular Evolution, Inc., a wholly-owned subsidiary of Eli Lilly and Company, a global pharmaceutical company, from December 2001 to August 2006. From 2000 to 2001, Dr. Breitmeyer served as the President and Chief Executive Officer of the Harvard Clinical Research Institute. From 1991 to 2000, he held a variety of positions at Serono Laboratories Inc., a global biopharmaceutical company, including Chief Medical Officer and Senior Vice President of Research and Development. Prior to Serono Laboratories, he served as a scientific advisor and consultant to ImmunoGen, Inc., and held clinical and teaching positions at the Dana Farber Cancer Institute and Harvard Medical School. Dr. Breitmeyer holds a B.A. in Chemistry from the University of California, Santa Cruz, an M.D. and Ph.D. from Washington University School of Medicine, and is Board Certified in Internal Medicine and Oncology. Dr. Breitmeyer’s extensive experience in the biopharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, and significant expertise in the medical field, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Stephen J. Farr, Ph.D. is one of our co-founders and has served as our President and as a member of our board of directors since our inception in May 2006. Since April 2015, Dr. Farr also serves as our Chief Executive Officer. From May 2006 to August 2006, Dr. Farr also served as our Chief Executive Officer and from August 2006 to March 2013, Dr. Farr also served as our Chief Operating Officer. From 1995 to August 2006, Dr. Farr held positions of increasing responsibility within pharmaceutical sciences and research and development at Aradigm Corporation, and he served most recently as Senior Vice President and Chief Scientific Officer. In 2003, he played a key role in identifying and acquiring the DosePro technology and became technical director and executive sponsor for the development of sumatriptan DosePro at Aradigm Corporation. From 1986 to 1994, Dr. Farr was a tenured professor at the Welsh School of Pharmacy, Cardiff University, United Kingdom, concentrating in the areas of physical pharmacy and biopharmaceutics. He is a fellow of the American Association of Pharmaceutical Scientists and visiting Associate Professor in the Department of Pharmaceutics, School of Pharmacy, Virginia Commonwealth University. Dr. Farr is a registered pharmacist in the United Kingdom and obtained his Ph.D. in Pharmaceutics from the University of Wales. Dr. Farr currently serves on the board of directors of SteadyMed Therapeutics, Inc. As one of our co-founders and having served as our President since May 2006, Dr. Farr’s extensive knowledge of our business, history and culture, as well as his significant experience in research and development and thorough knowledge of the pharmaceutical product development process, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Roger L. Hawley is one of our co-founders and has served as a member of our board of directors since August 2006 and as our Chief Executive Officer from August 2006 to April 2015. From January 2006 to August 2006, Mr. Hawley served as a consultant to CG Pharma, Inc. From August 2003 to January 2006 he served as Executive Vice President, Commercial and Technical Operations for InterMune, Inc., a biopharmaceutical company focused on therapies in hepatology and pulmonology. From October 2002 to July 2003, Mr. Hawley was the Chief Commercial Officer at Prometheus Laboratories Inc., a specialty pharmaceutical and diagnostics company. From 2001 to 2002, Mr. Hawley served as General Manager & Vice President of Sales and Marketing at Elan Pharmaceuticals, Inc. (acquired by Alkermes Plc). From 1987 to 2001, Mr. Hawley held a broad range of management positions in commercial operations, alliance/partnership management, and regional sales and corporate finance at GlaxoSmithKline, or GSK. His last position at GSK was Vice President of Sales-CNS/GI Division. From 1976 to 1987, he held various financial management positions with Marathon Oil Company, including serving four years in London, England. While at Marathon, he was a certified treasury manager and a certified public accountant. Mr. Hawley served as a member of the board of directors of Cypress Bioscience, Inc., a publicly traded pharmaceutical company, until December 2010. Mr. Hawley holds a B.Sc. in Accounting from Eastern Illinois University. As one of our co-founders and having served as our Chief Executive Officer for nearly nine years, Mr. Hawley’s extensive knowledge of our business, history and culture, as well as over 20 years of experience in the pharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Erle T. Mast has served as a member of our board of directors since May 2008. Mr. Mast is a co-founder of and has served as Executive Vice President, Chief Financial Officer with Clovis Oncology, Inc. since May 2009. From July 2002 to May 2008, Mr. Mast served as Executive Vice President and Chief Financial Officer of Pharmion Corporation, until its acquisition by Celgene Corporation. From 2000 to 2002, after Elan Pharma International Ltd. acquired Dura Pharmaceuticals, Inc., Mr. Mast served as Chief Financial Officer for the Global Biopharmaceuticals business unit of Elan. From 1997 to 2000, Mr. Mast served as Vice President of Finance for Dura Pharmaceuticals. From 1984 to 1997, Mr. Mast held positions of increasing responsibility at Deloitte & Touche, LLP, serving most recently as Partner, where he provided accounting, auditing and business consulting services to companies in various industries, including the healthcare, pharmaceutical, biotech and manufacturing industries. Mr. Mast also served on the board of directors of Receptos, Inc. from 2013 to 2015 and of Somaxon Pharmaceuticals, Inc. from 2008 to 2013. Mr. Mast received a degree in Business Administration from California State University, Bakersfield. Mr. Mast’s experience as a chief financial officer of various companies in the healthcare industry and in providing accounting, auditing and consulting services while at Deloitte & Touche, LLP, as well as his expertise in management, accounting, treasury, and finance functions, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Renee P. Tannenbaum, Pharm.D. has served as a member of our board of directors since February 2015. Dr. Tannenbaum currently serves as an independent consultant to the life sciences industry. From 2012 to 2016, Dr. Tannenbaum served as the Head of Global Customer Excellence of AbbVie, Inc., a global, research-based biopharmaceutical company, where she was responsible for building commercial capabilities for headquarters and affiliate commercial organizations. Dr. Tannenbaum was previously President of Myrtle Potter & Company, LLC, a global life sciences consulting and advisory firm, from January 2011 to October 2012. From May 2009 to January 2011, she served as Executive Vice President and Chief Commercial Officer at Elan Pharmaceuticals, Inc., or Elan, where she was responsible for revenue generation for Elan’s marketed products, preparing for the commercialization of the company’s pipeline, including its Alzheimer’s portfolio, and strengthening the company’s overall commercial capabilities. Prior to her role at Elan, Dr. Tannenbaum was at Novartis Pharma AG for three years, where she led the Global Commercial Operations organization. Prior to that, she spent nine years at Bristol Myers Squibb and 16 years at Merck and Company where she held a variety of leadership positions in operations and general management. She retains a faculty position at the University of the Sciences at Philadelphia’s Mayes College of Healthcare Business and Policy and serves as the Dean’s Professor. Dr. Tannenbaum received her Pharm.D. from the Philadelphia College of Pharmacy and Sciences, her M.B.A. from Temple University, and her B.Sc. in Pharmacy from the University of Connecticut. She currently serves on the board for the Healthcare Businesswomen’s Association, Chicago Chapter. Dr. Tannenbaum’s extensive experience in the biopharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that she should serve as a director of our company.
Mark Wiggins has served as a member of our board of directors since May 2011. Mr. Wiggins served as Senior Vice President of Corporate and Business Development at Elcelyx Therapeutics, Inc. from August 2012 to March 2015. Mr. Wiggins previously served as the Chief Business Officer of Mpex Pharmaceuticals, a biopharmaceutical company, overseeing strategic business operations and the sale of the company in 2011. From May 1998 to February 2009, Mr. Wiggins was employed at Biogen Idec, Inc., and its predecessor Idec Pharmaceuticals, Corp., biotechnology companies, where he served as head of Business Development, later as Vice President of Marketing and Business Development and most recently as Executive Vice President of Corporate and Business Development. At Idec Pharmaceuticals, Mr. Wiggins was a member of the management committee for the collaboration with Genentech on Rituxan ® , and he was responsible for worldwide partnering, licensing and corporate acquisitions. Mr. Wiggins has substantial experience in pharmaceutical marketing and business development activities. Prior to Biogen Idec, Mr. Wiggins spent fifteen years in a number of positions of increasing responsibility in marketing, marketing research and business development at Hybridon, Inc., Schering-Plough Corporation (now Merck), Johnson & Johnson and Pfizer, Inc. Mr. Wiggins’ business development transaction experience includes closing over 20 licensing deals and several global corporate partnerships and company acquisitions. Mr. Wiggins earned his B.S. in Finance from Syracuse University and an M.B.A. from the University of Arizona. Mr. Wiggins’ expertise in business development activities and the marketing of pharmaceutical products, as well as his extensive management experience within the biopharmaceutical industry, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Executive Officers and Key Employees
The following table sets forth certain information about our executive officers and certain key employees as of March 28, 2016:

Name	Age	Position
Executive Officers:
Stephen J. Farr, Ph.D.	57	Chief Executive Officer, President and Director
Ann D. Rhoads	50	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Bradley S. Galer, M.D.	54	Executive Vice President, Chief Medical Officer
Gail M. Farfel, Ph.D.	52	Executive Vice President, Chief Development Officer
Thierry J.P. Darcis, M.D.	53	Executive Vice President, General Manager, Europe, Zogenix International Limited

Executive Officers
The biography of Stephen J. Farr, Ph.D. can be found above under the "Board of Directors” heading.
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
Gail M. Farfel, Ph.D., has served as our Executive Vice President, Chief Development Officer since July 2015. Dr. Farfel has over 20 years of experience in leading drug development projects for multiple central nervous system indications, including epilepsy. From December 2012 to June 2015, she was Chief Clinical and Regulatory Officer of Marinus Pharmaceuticals, where she established and oversaw clinical, medical and regulatory strategies for adult and pediatric seizure disorders, including a pediatric epileptic orphan disease. From May 2008 until December 2012, Dr. Farfel served as President of G. Meredith Consulting LLC, a firm providing strategic consulting and support to biopharmaceutical and software development companies. Dr. Farfel was Vice President, Therapeutic Area and Head for Neuroscience Clinical Development and Medical Affairs at Novartis Pharmaceuticals Corporation from March 2006 through April 2008, in which capacity she oversaw a portfolio of products including Gilenya® for multiple sclerosis, Exelon® and the Exelon® Patch for Alzheimer’s disease and Parkinson’s disease, and the antidepressant, agomelatine. From November 1996 to February 2006, Dr. Farfel held a variety of leadership positions in Clinical Development and Global Medical Affairs at Pfizer, Inc. where she directed programs through all stages of clinical development and regulatory submissions. Dr. Farfel is the author of over 50 scientific articles in the areas of neuropsychopharmacology and drug effects, and holds a Ph.D. in neuropsychopharmacology from the University of Chicago, where she received the Ginsburg Prize for Dissertation Excellence, and a Bachelor’s degree in Biochemistry from the University of Virginia.
Thierry J.P. Darcis, M.D., has served as the Executive Vice President and General Manager, Europe of our subsidiary Zogenix International Limited since July 2015. Prior to joining the company, Dr. Darcis served as the Vice President and General Manager of the EMEA Region for NPS Pharmaceuticals, Inc. from March 2014 to March 2015. He was the Vice President and General Manager of ViroPharma Europe for ViroPharma Inc. from June 2007 to February 2014, in which role he served as the director of several ViroPharma subsidiaries. Previously, Dr. Darcis was the Vice President, Global Marketing Head and a member of the executive team at Novartis Vaccines. Prior to joining Novartis Vaccines, Dr. Darcis spent over five years with GlaxoSmithKline Biologicals in Belgium, and also worked at UCB Pharma and as a physician in Cape Town and Pretoria, South Africa. Dr. Darcis received his M.D. from the Catholic University of Leuven, Belgium, his M.B.A. from the University of Stellenbosch, South Africa, and his B.S. in marketing and advertising from the Solvay Business School in Brussels.
Board Independence
Our board of directors has determined that all of our directors who served on our board of directors during 2015 were, and all of our current directors are, independent directors within the meaning of the applicable Nasdaq Stock Market LLC, or Nasdaq, listing standards, except for Roger L. Hawley, our former Chief Executive Officer, James B. Breitmeyer, M.D., Ph.D. and Stephen J. Farr, Ph.D., our Chief Executive Officer and President.

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
Board of Directors Meetings
During 2015, our board of directors met eight times, including telephonic meetings, and in that year, all incumbent directors attended at least 75% of the aggregate number of meetings of the board and the committees on which they served, during the periods in which they served.
Committees of the Board of Directors
We have three standing committees: the audit committee, the compensation committee and the nominating/corporate governance committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found under the Investor Relations-Corporate Governance section of our website at www.zogenix.com.
Audit Committee
The audit committee of our board of directors currently consists of Messrs. Mast (chairman and audit committee financial expert), Bock and Wiggins. The audit committee met six times during 2015, including telephonic meetings. Our board of directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Exchange Act. In addition, our board of directors has determined that Mr. Mast qualifies as an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the SEC. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The audit committee’s responsibilities include, among other things:

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
Compensation Committee
The compensation committee of our board of directors currently consists of Messrs. Garner (chairman), Bock and Wiggins. The compensation committee met five times during 2015, including telephonic meetings. Our board of directors has determined that all members of the compensation committee are independent directors, as defined in the Nasdaq qualification standards. The compensation committee is governed by a written charter approved by our board of directors. The compensation committee’s purpose is to assist our board of directors in determining the development plans and compensation for our senior management and directors and recommend these plans to our board of directors. The compensation committee’s responsibilities include, among other things:

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
Nominating/Corporate Governance Committee
The nominating/corporate governance committee of our board of directors currently consists of Messrs. Bock (chairman), Mast and Wiggins. The nominating/corporate governance committee met two times during 2015. Our board of directors has determined that all members of the nominating/corporate governance committee are independent directors, as defined in the Nasdaq qualification standards. The nominating/corporate governance committee is governed by a written charter approved by our board of directors. The nominating/corporate governance committee’s purpose is to assist our board of directors by identifying individuals qualified to become members of our board of directors, consistent with criteria set by our board, and to develop our corporate governance principles. The nominating/corporate governance committee’s responsibilities include, among other things:

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
In reliance on the reviews and discussions referred to above, the audit committee has recommended to the company’s board of directors that the audited financial statements be included in our Annual Report for the year ended December 31, 2015. The audit committee and the company’s board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for 2016.
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
Other than the foregoing criteria for director nominees, the nominating/corporate governance committee has not adopted a formal policy with respect to a fixed set of specific minimum qualifications for its candidates for membership on the board of directors. The nominating/corporate governance committee may consider such other facts, including, without limitation, diversity, as it may deem are in the best interests of the company and its stockholders. The nominating/corporate governance committee does, however, believe it is appropriate for at least one, and, preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors be independent as required under the Nasdaq qualification standards. The nominating/corporate governance committee also believes it is appropriate for our President and Chief Executive Officer to serve as a member of our board of directors. Our directors’ performance and qualification criteria are reviewed annually by the nominating/corporate governance committee.
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
Under our amended and restated bylaws, stockholders wishing to suggest a candidate for director should write to our corporate secretary and provide such information about the stockholder and the proposed candidate as is set forth in our amended and restated bylaws and as would be required by SEC rules to be included in a proxy statement. In addition, the stockholder must include the consent of the candidate and describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination. In order to give the nominating/corporate governance committee sufficient time to evaluate a recommended candidate and/or include the candidate in our proxy statement for the 2016 annual meeting, the recommendation should be received by our corporate secretary at our principal executive offices in accordance with our procedures detailed in the section below entitled “Stockholder Proposals.”
Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors should submit their written comments to our corporate secretary at Zogenix, Inc., Attn: Corporate Secretary, 5858 Horton Street, #455, Emeryville, California 94608. The corporate secretary will forward such communications to each member of our board of directors; provided that, if in the opinion of our corporate secretary it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).
Corporate Governance
Our company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter are available, free of charge, on our website at www.zogenix.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K. We will also provide copies of these documents, as well as our company’s other corporate governance documents, free of charge, to any stockholder upon written request to Zogenix, Inc., Attention: Corporate Secretary, 5858 Horton Street, #455, Emeryville, California 94608.
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
Section 16(a) beneficial ownership reporting compliance
Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2015, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
This compensation discussion and analysis provides information about the material components of our executive compensation program for our “named executive officers,” consisting of the following persons:

•	Stephen J. Farr, Ph.D., our Chief Executive Officer and President;

•	Ann D. Rhoads, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary;

•	Bradley S. Galer, M.D., our Executive Vice President and Chief Medical Officer;

•	Gail M. Farfel, Ph.D., our Executive Vice President, Chief Development Officer;

•	Thierry J.P. Darcis, M.D., the Executive Vice President, General Manager, Europe of Zogenix International Limited; and

•	Roger L. Hawley, our former Chief Executive Officer.
Specifically, this compensation discussion and analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide. In addition, we explain how and why the compensation committee and our board of directors arrived at specific compensation policies and decisions involving our executive officers during the year ended December 31, 2015. All of the share numbers in this compensation discussion and analysis and the compensation tables below give effect to the 1-for-8 reverse stock split of our common stock that occurred on July 1, 2015.

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
We believe that the total compensation received by our named executive officers relating to 2015 was appropriate when viewed in light of our corporate achievements during 2015 and the individual performance of our named executive officers.
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
In 2015, the compensation committee determined to engage Radford as its independent compensation consultant to provide compensation consulting services. Specifically, for 2015, the compensation committee requested Radford to advise it on a variety of compensation-related issues, including:

•	compiling, analyzing and presenting third-party survey data regarding the compensation of executives at comparable companies;

•	evaluating our current equity compensation program relative to our peer group, including equity ownership levels; and

•	providing general information concerning executive compensation trends and developments.
Radford did not provide any other services to us in 2015 beyond its engagement as an advisor to the compensation committee on executive compensation matters. After review, the compensation committee has determined that there is no conflict of interest resulting from retaining Radford currently or during the year ended December 31, 2015. In reaching these conclusions, the compensation committee considered the factors set forth in Exchange Act Rule 10C-1.
For 2015, Radford assisted the compensation committee in confirming a peer group of companies to be used in the compensation setting process. For 2015, a peer group of 23 life sciences companies in similar phases of development as us with the following characteristics was selected based on the following parameters and not on the basis of executive compensation levels:

•	Market capitalization less than $1.0 billion (average market capitalization of $547.9 million) (as of February 2, 2015);

•	Annual revenues of less than $200.0 million; and

•	Less than 500 employees.
Our 2015 peer group consisted of the following companies:

• AcelRx Pharmaceuticals	• Halozyme Therapeutics

• Adamas Pharmaceuticals	• Immunomedics

• AMAG Pharmaceuticals	• Momenta Pharmaceuticals

• Antares Pharma	• Orexigen Pharmaceuticals

• Arena Pharmaceuticals	• Progenics Pharmaceuticals

• BioDelivery Sciences International	• Spectrum Pharmaceuticals

• Corcept Therapeutics	• Sucampo Pharmaceuticals

• CTI BioPharma	• Supernus Pharmaceuticals

• DepoMed	• Vanda Pharmaceuticals

• DURECT	• VIVUS

• Exelixis	• XenoPort

• Galena Biopharma
Although we maintain the peer group for executive compensation purposes, the peer group compensation data is limited to publicly available information and therefore does not necessarily provide comparisons for all officers by position as is offered by more comprehensive survey data, which has the advantage of including data on executive positions beyond what is available in public filings. In light of this, during 2015, the compensation committee also reviewed data from The Radford Global Life Sciences Compensation Survey, which consists of public companies throughout the United States primarily from the life sciences industry, with revenues under $200 million. With respect to the survey data presented to the compensation committee, the identities of the individual companies included in the survey were not provided to the compensation committee, and the compensation committee did not refer to individual compensation information for such companies. We believe that by utilizing both sets of survey data, our compensation committee is able to review an appropriate set of competitive data for use in making compensation decisions. We believe that by utilizing both publicly available peer group data and the survey data from the published surveys, we are able to develop the best set of competitive data for use in making compensation decisions.
Our compensation committee reviewed the foregoing comparable company data in connection with its determinations of the 2015 base salaries, target bonuses and equity awards for our named executive officers. However, our committee did not attempt to set our compensation levels or awards at a certain target percentile with respect to the comparable company data or otherwise rely entirely on that data to determine named executive officer compensation. Instead, as described above and consistent with past practice, the compensation committee members relied on their judgment and experience in setting those compensation levels and making those awards.

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
Base Salaries
In general, base salaries for our named executive officers are initially established through arm’s length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience and prior salary. Base salaries of our named executive officers are approved and reviewed annually by our compensation committee and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance. Decisions regarding salary increases may take into account an executive officer’s current salary, equity ownership, and the amounts paid to an executive officer’s peers inside our company by conducting an internal analysis, which compares the pay of an executive officer to other members of the management team. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. Base salaries are not automatically increased if the compensation committee believes that other elements of the named executive officer’s compensation are more appropriate in light of our stated objectives. This strategy is consistent with our intent of offering compensation that is cost-effective, competitive and contingent on the achievement of performance objectives.
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
In March 2015, the compensation committee reviewed the base salaries of our named executive officers. The compensation committee, in consultation with our Chief Executive Officer (with respect to the salaries of our other named executive officers) and its independent compensation consultant, determined that the base salaries of our named executive officers would be as follows, which increases were effective April 1, 2015: Dr. Farr, $412,000; Ms. Rhoads, $360,500; and Dr. Galer, $360,500. These increases represented a 3% increase over the named executive officers’ 2014 salary levels, which was consistent with the merit-based salary increases for all employees generally. Upon his promotion to Chief Executive Officer in April 2015, Dr. Farr’s base salary was further increased to $450,000. Mr. Hawley did not receive a base salary increase in 2015.
Upon their hiring in July 2015, the compensation committee determined that the base salaries for Dr. Farfel and Dr. Darcis would be as follows: Dr. Farfel, $350,000; and Dr. Darcis £230,000.

The actual base salaries paid to all of our named executive officers for 2015 are set forth in the “Summary Compensation Table” below.
Performance Bonuses
Each named executive officer is also eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our board of directors and, with respect to our named executive officers other than Dr. Farr, individual performance.
Bonuses are set based on the executive’s base salary as of the end of the bonus year, and are expected to be paid out in the first quarter of the following year. The target levels for executive bonuses for 2015 were as follows: 60% of base salary for the Chief Executive Officer (100% of which is based on corporate objectives), 55% of base salary for our President (90% of which is based on corporate objectives and 10% of which is based on individual performance), and 45% of base salary for our Executive

Vice President and Chief Financial Officer, Executive Vice President and Chief Medical Officer, Executive Vice President and Chief Development Officer and Executive Vice President and General Manager, Europe (90% of which is based on corporate objectives and 10% of which is based on individual performance). Dr. Farr’s target bonus was increased to 60% of base salary upon his promotion to Chief Executive Officer in April 2015.
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
All final bonus payments to our named executive officers are determined by our compensation committee. The actual bonuses awarded in any year, if any, may be more or less than the target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of the compensation committee (or the full board of directors, with respect to our Chief Executive Officer). Under our annual incentive plan, the maximum bonus payable to an executive is 125% of his or her target bonus.
2015 Performance Bonuses. For 2015, corporate objectives fell into the following four categories: development and preparation for commercialization of ZX008 (50%); readying our Relday program for potential strategic partnering (20%); contract work relating to Sumavel DosePro and Zohydro ER (15%); and value realization from the sale of Zohydro ER (15%). Objectives were weighted based on their level of importance to the business plan.
In evaluating management’s performance against our 2015 corporate goals, our board of directors determined to award a corporate achievement level of 98% relative to those goals. Both qualitative and quantitative guidelines were established for purposes of evaluating performance relative to the corporate objectives during 2015. These performance objectives were used as a guide by the board of directors in subjectively determining overall corporate performance as they represented those areas in which the named executive officers and our employees generally were expected to focus their efforts. The board of directors believed that it was better to evaluate our overall performance in these areas throughout the year in light of the general economic and industry conditions in which we operate. In coming to its final determination regarding the overall corporate achievement percentage, our board of directors awarded 97.5% credit for corporate performance relative to the first objective, noting that we submitted an Investigational New Drug Application for ZX008 and developed a publication strategy and global commercialization plan, though the initiation of Phase 3 clinical studies was delayed. With respect to the second objective, our board of directors awarded 96% credit, noting that we successfully completed a multi-dose clinical trial for Relday and are ready to advance partnering discussions. With respect to the third objective, our board of directors awarded 100% credit, noting that we met the contractual requirements to our partners with respect to both Sumavel DosePro and Zohydro ER. With respect to the fourth objective, our board of directors awarded 100% credit, noting that significant value was realized due to the sale of the Zohydro ER business. This overall 98% achievement level was then used to determine each named executive officer’s bonus. For the named executive officers other than Dr. Farr, each of his or her target bonus was split into its corporate and individual components, based on the weighting applicable to such named executive officer as described above.
The compensation committee’s determination of the individual components of the 2015 bonus awards for our named executive officers was not based on the achievement of any predetermined individual performance objectives, criteria or guidelines, but rather on the compensation committee’s subjective assessment of each officer’s overall performance of their duties during 2015. The named executive officers each received a 100% individual achievement level. Mr. Hawley did not receive an annual bonus due to the fact that he resigned from his position as Chief Executive Officer in April 2015.
The annual performance bonuses paid to our named executive officers for 2015 are set forth in the “Summary Compensation Table” below.
Long-Term Equity Incentives
The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and other employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards. In determining the size of the long-term equity incentives to be awarded to our named executive officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions to us and the size of prior grants. For 2015, while our compensation committee reviewed competitive market data prepared by Radford in connection with its grant of long-term equity incentive awards to the named executive officers, such awards were not determined by reference to any specific target level of compensation or benchmarking. Based upon these factors, the compensation committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. During 2015, we granted stock options to the named executive officers.

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
The exercise price of each stock option grant is the fair market value of our common stock on the grant date, as determined by our board of directors from time to time. Stock option awards granted in connection with an employee’s commencement of employment generally vest over a four-year period as follows: 25% of the shares underlying the option vest on the first anniversary of the date of the vesting commencement date and the remainder of the shares underlying the option vest in equal monthly installments over the remaining 36 months thereafter. Annual stock option awards to our named executive officers vest monthly over a four-year period. From time to time, our compensation committee may, however, determine that a different vesting schedule is appropriate. For a description of certain accelerated vesting provisions applicable to such options, see “— Post Termination and Change in Control Benefits” and “— Employment Agreements” below. We do not have any stock ownership requirements for our named executive officers.
In March 2015, the compensation committee awarded the following options to our named executive officers (which give effect to the 1-for-8 reverse stock split of our common stock that occurred on July 1, 2015): Mr. Hawley, options to purchase 31,250 shares; Dr. Farr, options to purchase 31,250 shares; Ms. Rhoads, options to purchase 28,125 shares; and Dr. Galer, options to purchase 28,125 shares. In addition, in May 2015, the compensation committee awarded options to purchase 93,750 shares to Dr. Farr in connection with his promotion to Chief Executive Officer. Each of these option awards vests monthly over a four-year period.
In July 2015, the compensation committee awarded Dr. Farfel options to purchase 56,250 shares and Dr. Darcis options to purchase 50,000 shares. Each of these option awards vest over a four-year period, with 25% of the options vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments over the three years thereafter.
In October 2015, the compensation committee awarded the following options to our named executive officers: Ms. Rhoads, options to purchase 30,000 shares; Dr. Galer, options to purchase 30,000 shares; Dr. Farfel, options to purchase 15,000 shares; and Dr. Darcis, options to purchase 15,000 shares. One-half of the shares subject to each option award will vest monthly over a three-year period, and the remaining one-half of the shares subject to each option award will vest based on the following performance milestone: the U.S. Food and Drug Administration’s acceptance of our New Drug Application for ZX008 on or before the three-year anniversary of the date of grant.
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

For a description of the accelerated vesting applicable to the foregoing equity awards, see “— Employment Agreements” below.
We have had no program, plan or practice pertaining to the timing of stock option grants to named executive officers coinciding with the release of material non-public information.
Retirement Savings
All of our full-time employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($18,000 in 2016), with additional salary deferrals not to exceed $6,000 available to those employees 50 years of age or older, and to have the amount of this reduction contributed to our 401(k) plan. While we may elect to make matching contributions, no such contributions have been made. For so long as we do not maintain any company-paid pension scheme in the United Kingdom and Dr. Darcis resides in the United Kingdom, Dr. Darcis receives a monthly stipend to purchase individually-obtained pension benefits in the United Kingdom.

Health and Welfare Benefits, Perquisites and Other Compensation
The establishment of competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel.
Health and Welfare Benefits. Our named executive officers other than Dr. Darcis are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We believe that these health and welfare benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. For so long as we do not maintain any company-paid health plan in the United Kingdom and Dr. Darcis resides in the United Kingdom, Dr. Darcis receives a monthly stipend to purchase individually-obtained medical and life insurance in the United Kingdom.
Perquisites. We do not provide significant perquisites or personal benefits to our named executive officers. Dr. Darcis receives an annual car allowance.
Post Termination and Change in Control Benefits
We have entered into employment agreements which provide for certain severance benefits in the event a named executive officer’s employment is involuntarily or constructively terminated. Such severance benefits are intended and designed to alleviate the financial impact of an involuntary termination and maintain a stable work environment through salary continuation and equity award vesting acceleration. We provide severance benefits because they are essential to help us fulfill our objective of attracting and retaining key managerial talent. While these arrangements form an integral part of the total compensation provided to these individuals and are considered by the compensation committee when determining executive officer compensation, the decision to offer these benefits did not influence the compensation committee’s determinations concerning other direct compensation or benefit levels. The compensation committee has determined that such arrangements offer protection that is competitive within our industry and for our company size and are designed to attract highly qualified individuals and maintain their employment with us. In determining the severance benefits payable pursuant to the executive employment agreements, the compensation committee considered what level of severance benefits would be sufficient to retain our current executive team and to recruit talented executives in the future, which determination was based in part on input from management and our board of directors. For a description of these employment agreements, see “— Employment Agreements” below.
Response to 2014 Say on Pay Vote
In May 2014, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with over 98% of stockholder votes cast in favor of our 2014 say-on-pay resolution (excluding abstentions and broker non-votes). As we evaluated our compensation practices and talent needs throughout 2015, we were mindful of the strong support our stockholders expressed for our compensation philosophy. As a result, the compensation committee has decided to generally retain our existing approach to executive compensation for our continuing executives, with an emphasis on short- and long-term incentive compensation that rewards our senior executives for corporate and individual performance.
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
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2015, filed by us with the SEC.
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
Louis C. Bock
Mark Wiggins

Summary Compensation Table
The following table shows information regarding the compensation earned by our named executive officers during the fiscal years ended December 31, 2015, 2014 and 2013.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Stephen J. Farr, Ph.D.	2015	434,909		—	—	921,650	264,600	—		1,621,159
Chief Executive Officer and President	2014	387,544		—	—	773,325	200,000	—		1,360,869
	2013	350,174		20,000	75,000	797,591	160,000	—		1,402,765

Ann D. Rhoads	2015	357,875		—	—	471,932	159,305	—		989,112
Executive Vice President and Chief Financial Officer	2014	346,269		—	—	364,568	139,073	—		849,910
	2013	335,075		—	69,000	416,759	137,213	—		958,047

Bradley S. Galer, M.D.(5)	2015	357,875		—	—	471,932	159,305	—		989,112
Executive Vice President and Chief Medical Officer	2014	346,250		—	—	97,032	145,000	—		588,282
	2013	11,507		60,000	—	917,915	—	—		989,422

Gail M. Farfel, Ph.D.	2015	177,651	(6)	50,000	—	665,682	95,892	—		989,225
Executive Vice President and Chief Development Officer

Thierry J.P. Darcis, M.D.	2015	178,989	(7)	—	—	606,639	85,741	12,985	(8)	884,354
Executive Vice President and General Manager, Europe

Roger L. Hawley(9)	2015	224,359		—	—	299,975	—	551,013	(10)	1,075,347
Former Chief Executive Officer	2014	483,780		17,250	—	1,325,700	282,750	—		2,109,480
	2013	435,120		14,196	90,000	1,099,382	195,804	—		1,834,502

(1)
For 2013, represents an additional discretionary component of the annual bonus paid to Roger L. Hawley pursuant to our executive bonus program, a one-time signing bonus for Bradley S. Galer, M.D., subject to a right of repayment should he leave the Company prior to December 17, 2014, and a discretionary supplemental bonus for Stephen J. Farr, Ph.D. For 2014, represents and additional discretionary component of the annual bonuses paid to Roger L. Hawley pursuant to our executive bonus program. For 2015, represents a one-time signing bonus for Gail M. Farfel, Ph.D., subject to a right of repayment should she leave the Company prior to June 29, 2016.

(2)
Represents the grant date fair value of the restricted stock units granted in June 2013 as computed in accordance with ASC Topic 718. The restricted stock units granted in June 2013 were granted in connection with our company-wide retention program, following the restructuring of our workforce in May 2013. For a discussion of the valuation assumptions, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016.

(3)
Represents the grant date fair value of the stock options granted in the relevant fiscal year as computed in accordance with ASC Topic 718. For a discussion of the valuation assumptions, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016.  The performance objectives to which the vesting of the performance-based option awards granted during 2015 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards.

(4)	These amounts represent performance bonuses earned under our executive bonus program, which is described above under “— Compensation Discussion and Analysis — Performance Bonuses.”

(5)	For 2013, reflects a pro-rated salary for Dr. Galer due to the fact that Dr. Galer was appointed Executive Vice President and Chief Medical Officer in December 2013.

(6)	For 2015, reflects a pro-rated salary for Dr. Farfel due to the fact that Dr. Farfel was appointed Executive Vice President and Chief Development Officer in July 2015.

(7)
For 2015, reflects a pro-rated salary for Dr. Darcis due to the fact that Dr. Darcis was appointed Executive Vice President and General Manager, Europe in July 2015. Dr. Darcis’ annual salary of £230,000 was paid in pounds sterling. The amount shown represents the salary payments made to Dr. Darcis based on an exchange rate of £1.5332 to $1.00, which is the average exchange rate for the period from July 1, 2015 to December 31, 2015.

(8)
The amount shown represents the aggregate stipend paid to Dr. Darcis to purchase individually-obtained medical and life insurance benefits and pension benefits in 2015 (£2,378 pounds sterling, or approximately $3,646 U.S. dollars (converted from pounds sterling to U.S. dollars using an exchange rate of £1.5332 to $1.00, which was the average exchange rate for the period from July 1, 2015 to December 31, 2015), and his automobile allowance of £6,091 pounds sterling, or approximately $9,339 U.S. dollars (converted from pounds sterling to U.S. dollars using an exchange rate of £1.5332 to $1.00, which was the average exchange rate for the period from July 1, 2015 to December 31, 2015).

(9)
For 2015, reflects a pro-rated salary for Mr. Hawley due to the fact that Mr. Hawley ceased serving as our Chief Executive Officer upon his resignation on April 27, 2015. He continues to serve as a member of our board of directors. Also includes $57,692 in vacation payout in connection with his termination of employment.

(10)
Reflects severance in the amount of $500,000 paid to Mr. Hawley following his resignation from his position as our Chief Executive Officer, $25,000 paid to Mr. Hawley for post-termination consulting services, $17,033 in cash paid as a retainer to Mr. Hawley for his service as a non-employee director following his resignation, and $8,980 in continued health benefits provided to Mr. Hawley in connection with his separation agreement.

2015 Grants of Plan-Based Awards
The following table sets forth summary information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(2)(3)
Stephen J. Farr, Ph.D.	3/17/2015	—	270,000	337,500	—	—	—	—	31,250 (4)	10.64	225,950
	5/13/2015	—	—	—	—	—	—	—	93,750 (4)	11.04	695,700
Ann D. Rhoads	3/17/2015	—	162,225	202,781	—	—	—	—	28,125 (4)	10.64	203,355
	10/5/2015	—	—	—	—	15,000 (5)	—	—	15,000 (5)	13.32	268,577
Bradley S. Galer, M.D.	3/17/2015	—	162,225	202,781	—	—	—	—	28,125 (4)	10.64	203,355
	10/5/2015	—	—	—	—	15,000 (5)	—	—	15,000 (5)	13.32	268,577
Gail M. Farfel, Ph.D.	7/1/2015	—	97,650	122,063	—	—	—	—	56,250 (6)	13.96	531,394
	10/5/2015	—	—	—	—	7,500 (5)	—	—	7,500 (5)	13.32	134,289
Thierry J.P. Darcis, M.D.	7/1/2015	—	87,313	109,141	—	—	—	—	50,000 (6)	13.96	472,350
	10/5/2015	—	—	—	—	7,500 (5)	—	—	7,500 (5)	13.32	134,289
Roger L. Hawley	3/17/2015	—	300,000	375,000	—	—	—	—	31,250 (4)	10.64	225,950
	6/18/2015	—	—	—	—	—	—	—	9,000 (7)	12.80	74,025

(1)
These amounts represent the target and maximum 2015 performance bonuses under our executive bonus program, which is described above under “— Compensation Discussion and Analysis — Performance Bonuses.”

(2)	Gives effect to the 1-for-8 reverse stock split of our common stock effected on July 1, 2015.
(3)
Represents the grant date fair value of the awards as computed in accordance with ASC Topic 718. For a discussion of the valuation assumptions, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016. The performance objectives to which the vesting of the performance-based option awards granted during 2015 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards.

(4)
The options vest in equal monthly installments over the four-year period of continuous service following the grant date and all options have a 10-year term from the date of grant. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.

(5)
One-half of the shares subject to each option award vest monthly over the three-year period of continuous service following the grant date, and the remaining one-half of the shares subject to each option award vest based on the following performance milestone: the U.S. Food and Drug Administration’s acceptance of the Company’s New Drug Application for ZX008 on or before the three-year anniversary grant date. All options have a ten-year term from the date of grant. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.

(6)
The options vest over a four-year period, with 25% of the options vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments over the three years thereafter, subject to the officer’s continued employment with the Company on each vesting date. All options have a ten-year term from the date of grant.

(7)
These options were granted to Mr. Hawley following his resignation as Chief Executive Officer for service as a non-employee director. The options vest in equal monthly installments over the one-year period following the grant date, subject to Mr. Hawley’s continued service to the Company on each vesting date.

Discussion of Summary Compensation and Grants Plan-Based Awards Tables
Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the 2015 Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our employment agreements and compensation plans and arrangements is set forth below.
Employment Agreements
We have entered into an employment agreement with each of our named executive officers.
Pursuant to each of the employment agreements, if we terminate such officer’s employment without cause (as defined below) or such officer resigns for good reason (as defined below) or such officer’s employment is terminated as a result of his or her death or following his or her permanent disability, the executive officer or his or her estate, as applicable, is entitled to the following payments and benefits: (1) his or her fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award or agreement, health benefits plan or other group benefit plan to which he or she may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his or her base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had such officer remained continuously employed by us during such period (provided that the performance options granted in October 2015 will not accelerate pursuant to this provision).

If a named executive officer is terminated without cause or resigns for good reason during the period commencing 60 days prior to a change in control (as defined below) or 12 months following a change in control, such officer shall be entitled to receive, in addition to the severance benefits described above, a lump sum cash payment in an amount equal to his or her bonus (as defined below) for the year in which the termination of employment occurs. In addition, in the event of a change in control, the vesting and exercisability of 50% of the executive officer’s outstanding unvested stock awards shall be automatically accelerated and, in the event an executive officer is terminated without cause or resigns for good reason within three months prior to or 12 months following a change in control, the vesting and exercisability of 100% of the executive officer’s outstanding unvested stock awards (including the performance options granted in October 2015) shall be automatically accelerated. For a further description of the potential compensation payable to our named executive officers under their employment agreements, please see “— Potential Payments Upon Termination or Change in Control” below.

Dr. Galer’s employment agreement also provides that he was entitled to a one-time signing bonus of $60,000, subject to a right of repayment which expired on December 17, 2014. Dr. Galer was also entitled to reimbursement for relocation expenses, up to a total of $100,000, subject to a right of repayment should he leave the company prior to June 30, 2015.
Dr. Farfel’s employment agreement also provides that she was entitled to a one-time signing bonus of $50,000, subject to a right of repayment should she leave the Company prior to June 29, 2016. Dr. Farfel was also entitled to reimbursement for legal expenses of up to $5,000 in connection with the negotiation of her employment agreement.
Dr. Darcis’ employment agreement also provides that, for so long as we do not provide Company-paid insurance or pension schemes in the United Kingdom and Dr. Darcis resides in the United Kingdom, he receives a monthly stipend of £390 to purchase individually-obtained health and life insurance and pension benefits in the United Kingdom.
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

Separation Arrangements with Roger Hawley
Effective April 27, 2015, Roger L. Hawley resigned as our Chief Executive Officer. Mr. Hawley continues to serve as a member of our board of directors.
In connection with his resignation, we entered into a General Release of Claims with Mr. Hawley, or the Release, pursuant to which (1) we paid Mr. Hawley a lump sum cash payment equal to $500,000, (2) we agreed to continue Mr. Hawley’s health benefits for a period of 18 months following his date of termination, and (3) the vesting and/or exercisability of Mr. Hawley’s outstanding unvested stock options was accelerated as to the number of stock awards that would have vested over the 12-month period following his date of termination had Mr. Hawley remained continuously employed by us during such period.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth specified information concerning unexercised stock options for each of the named executive officers outstanding as of December 31, 2015.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)		Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)(1)	Option Expiration Date
Stephen J. Farr, Ph.D.	5/13/2015	15,462	(2)	78,288	(2)	11.04	5/13/2025
	3/17/2015	5,859	(2)	25,390	(2)	10.64	3/17/2025
	3/25/2014	19,139	(2)	24,610	(2)	24.56	3/25/2024
	3/15/2013	47,693	(2)	21,680	(2)	15.92	3/15/2023
	4/27/2012	80,207	(2)	7292	(2)	15.04	4/27/2022
	3/1/2011	31,249	(2)	—		33.92	3/1/2021
	5/25/2010	12,500	(3)	—		32.00	5/25/2020
	9/1/2009	5,312	(4)	—		20.00	9/1/2019
	10/21/2008	937	(3)	—		28.00	10/21/2018

Ann D. Rhoads	10/5/2015	833	(5)	29,167	(5)	13.32	10/5/2025
	3/17/2015	5,273	(2)	22,852	(2)	10.64	3/17/2025
	3/25/2014	9,023	(2)	11,602	(2)	24.56	3/24/2024
	3/15/2013	24,921	(2)	11,328	(2)	15.92	3/15/2023
	4/27/2012	51,561	(2)	4,688	(2)	15.04	4/27/2022
	3/1/2011	22,499	(2)	—		33.92	3/1/2021
	5/25/2010	16,625	(2)	—		32.00	5/25/2020
	5/25/2010	2,500	(3)	—		32.00	5/25/2020

Bradley S. Galer, M.D.	10/5/2015	833	(5)	29,167	(5)	13.32	10/5/2025
	3/17/2015	5,273	(2)	22,852	(2)	10.64	3/17/2025
	6/2/2014	3,047	(2)	5,078	(2)	16.64	6/2/2024
	12/17/2013	26,562	(3)	26,563	(3)	24.16	12/17/2023

Gail M. Farfel, Ph.D.	10/5/2015	417	(5)	14,583	(5)	13.32	10/4/2025
	7/1/2015	—	(3)	56,250	(3)	13.96	6/30/2025

Thierry J.P. Darcis, M.D.	10/5/2015	417	(5)	14,583	(5)	13.32	10/5/2025
	7/1/2015	—	(3)	50,000	(3)	13.96	7/1/2025

Roger L. Hawley	6/18/2015	4,500	(6)	4,500	(6)	12.80	6/18/2025
	3/17/2015	10,545	(2)	20,704	(2)	10.64	3/17/2025
	3/25/2014	44,061	(2)	30,938	(2)	24.56	3/25/2024
	3/15/2013	76,450	(2)	19,173	(2)	15.92	3/15/2023
	4/27/2012	124,999	(2)	—		15.04	4/27/2022
	3/1/2011	37,499	(2)	—		33.92	3/1/2021
	5/25/2010	18,750	(3)	—		32.00	5/25/2020
	9/1/2009	7,500	(4)	—		20.00	9/1/2019
	10/21/2008	11,249	(3)	—		28.00	10/21/2018

(1)	Gives effect to the 1-for-8 reverse stock split of our common stock effected on July 1, 2015.
(2)
The options vest on a monthly basis over a four-year period of continuous service following the grant date and have a 10-year term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” above.

(3)
25% of the shares underlying options vest on the first anniversary of the grant date and the remaining options vest on a monthly basis over the subsequent three-year period of continuous service and all options have a 10-year term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” above.

(4)
The options vest on a monthly basis over a two-year period of continuous service following the grant date and have a 10-year term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” above.

(5)
One-half of the shares subject to each option award vest monthly over the three-year period of continuous service following the grant date, and the remaining one-half of the shares subject to each option award vest based on the following performance milestone: the U.S. Food and Drug Administration’s acceptance of the Company’s New Drug Application for ZX008 on or before the three-year anniversary grant date. All options have a ten-year term from the date of grant. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” above.

(6)
The options vest in equal monthly installments over the one-year period following the grant date, subject to Mr. Hawley’s continued service to the Company on each vesting date. The options have a ten-year term from the date of grant.

Option Exercises and Stock Vested
None of our named executive officers exercised options or had stock awards vest during 2015.
Potential Payments Upon Termination or Change in Control
The following table summarizes the potential payments to our named executive officers in four scenarios: (1) upon termination by us without cause or the executive’s resignation for good reason apart from a change in control; (2) upon termination by us following the executive’s permanent disability or as a result of the executive’s death; (3) upon termination by us without cause or the executive’s resignation for good reason within 60 days prior to or 12 months following a change in control; or (4) in the event of a change in control without a termination of employment. The table assumes that the termination of employment or change in control, as applicable, occurred on December 31, 2015. The definitions of “cause”, “good reason” and “bonus” are contained in the applicable employment agreement for each of our named executive officers, which are described above under the heading “— Employment Agreements.” Mr. Hawley is not included in the table as his employment terminated on April 27, 2015, and his actual separation arrangements are described above under the heading “— Separation Arrangements with Roger Hawley.”

Name and Position	Benefit Type	Payment in the Event of a Termination by the Company Without Cause or by Executive for Good Reason Apart from a Change in Control(1)(2)	Payment in the Event of a Termination by the Company following Executive’s Permanent Disability or as a Result of Executive’s Death(1)(2)	Payment in the Event of a Termination by the Company Without Cause or by Executive for Good Reason Within 60 Days Prior to or 12 Months Following a Change in Control(3)(4)	Payment in the Event of a Change in Control Without Termination(5)
Stephen J. Farr, Ph.D.	Severance	$450,000	$450,000	$658,200	$—
Chief Executive Officer and President	Benefits(6)	27,428	27,428	27,428	—
	Equity Awards	117,847	117,847	393,765	196,882

Ann D. Rhoads	Severance	360,500	360,500	505,697	—
Executive Vice Pres. and Chief Financial Officer	Benefits(6)	7,629	7,629	7,629	—
	Equity Awards	35,927	35,927	135,110	67,550

Bradley S. Galer, M.D.	Severance	360,500	360,500	512,653	—
Executive Vice Pres. and Chief Medical Officer	Benefits(6)	28,917	28,917	28,917	—
	Equity Awards	35,923	35,923	135,110	67,550

Gail M. Farfel, Ph.D.	Severance	350,000	350,000	445,892	—
Executive Vice Pres. and Chief Development Officer	Benefits(6)	27,669	27,669	27,669	—
	Equity Awards	20,003	20,003	64,583	32,291

Thierry J.P. Darcis, M.D.(7)	Severance	340,400	340,400	426,141	—
Executive Vice Pres. and General Manager, Europe	Benefits(6)	6,926	6,926	6,926	—
	Equity Awards	18,175	18,175	59,708	29,853

(1)	Cash severance represents 12 months of base salary for each named executive officer, payable in cash in a lump sum.
(2)
Value of equity award acceleration represents the value of those options that would immediately vest as a result of the named executive officer’s termination or as a result of the named executive officer’s death or disability. The value attributable to stock options not previously exercised that would vest in such event is the positive difference, if any, between the fair market value per share of our common stock on December 31, 2015 ($14.74) less the exercise price per share of such stock option multiplied by the number of shares that would vest.

(3)
Cash severance represents the sum of the following, payable in a lump sum cash payment: (a) 12 months of base salary for each executive officer payable in a lump sum cash payment, plus (b) the average of the bonuses awarded to the executive officer for the fiscal years 2015, 2014 and 2013. The bonus amount for Dr. Galer is the average of his 2014 and 2015 bonus amounts. The bonus amount for each of Dr. Farfel and Dr. Darcis is equal to his or her bonus for 2015. Please see the definition of “bonus” under the heading “Employment Agreements” above.

(4)
A named executive officer’s equity awards will vest in full in the event he or she is terminated without cause or he or she resigns for good reason within three months prior to or 12 months following a change in control, which is a slightly different trigger than applies to eligibility for cash severance. Value of equity award acceleration represents the value of those options that would immediately vest as a result of the named executive officer’s termination. The value attributable to stock options not previously exercised that would vest in such event is the positive difference, if any, between the fair market value per share of our common stock on December 31, 2015 ($14.74) less the exercise price per share of such stock option multiplied by the number of shares that would vest.

(5)
Value of equity award acceleration represents the value of those options that would immediately vest upon a change in control without a termination of employment. The value attributable to stock options not previously exercised that would vest in such event is the positive difference, if any, between the fair market value per share of our common stock on December 31, 2015 ($14.74) less the exercise price per share of such stock option multiplied by the number of shares that would vest.

(6)	Represents the value of the continuation of health benefits for a period of 12 months following the date of the named executive officer’s termination.
(7)	Payment amounts for Dr. Darcis are converted from pounds sterling to U.S. dollars using an exchange rate of £1.48 to $1.00, which was the exchange rate in effect on December 31, 2015.

Risk Assessment of Compensation Program
In April 2016, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our compensation committee.

Director Compensation
We compensate non-employee members of the board of directors. Directors who are also employees do not receive cash or equity compensation for service on the board of directors in addition to compensation payable for their service as our employees.

Under our non-employee director compensation policy, we provide cash compensation in the form of an annual retainer of $40,000 for each non-employee director. We also pay an additional annual retainer of $60,000 to the chairman of our board of directors (however the total cash compensation paid to the chairman of the board in all capacities cannot exceed $100,000 in any calendar year), $25,000 to the chair of our audit committee, $15,000 to the chair of our compensation committee, and $10,000 to the chair of our nominating/corporate governance committee. We also pay an additional $10,000 per year to members of the audit committee, an additional $7,500 per year to members of our compensation committee and an additional $5,000 per year to members of our nominating/corporate governance committee. There was no change to the cash compensation paid to our non-employee directors when our non-employee director compensation policy was amended and restated in March 2016.
We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.
Also, under our non-employee director compensation policy, as in effect prior to April 2015, any non-employee director who was first elected to the board of directors was granted an option to purchase 9,375 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, each non-employee director was eligible to receive an option to purchase 6,250 shares of common stock.
In April 2015, our board of directors approved an amendment and restatement of our non-employee director compensation policy, pursuant to which any non-employee director who was first elected to the board of directors was granted an option to purchase 12,500 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, each non-employee director was eligible to receive an option to purchase 9,000 shares of common stock.
In March 2016, our board of directors approved a further amendment and restatement of our non-employee director compensation policy, pursuant to which any non-employee director who is first elected to the board of directors is granted an option to purchase 30,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, including the 2016 annual meeting, each non-employee director is eligible to receive an option to purchase 20,000 shares of common stock.
The initial options granted to non-employee directors will vest over three years in 36 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The annual options granted to non-employee directors described above will vest over one year in 12 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The term of each option granted to a non-employee director will be ten years and will remain exercisable for a period of 12 months following a director’s termination of service. These options will be granted under the amended and restated 2010 Equity Incentive Award Plan. All options have an exercise price per share equal to the fair market value of our common stock on the date of grant.

Summary Director Compensation
The following table summarizes cash and stock compensation received by our non-employee directors during the year ended December 31, 2015. Dr. Farr and Mr. Hawley are not included in the following table as they served as executive officers during 2015 and their compensation is included in the Summary Compensation Table above (including the compensation Mr. Hawley received during 2015 for his service as a non-employee director following his resignation as our Chief Executive Officer in April 2015).

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Louis C. Bock	$67,500	$74,025	$141,525
James B. Breitmeyer, M.D., Ph.D.	40,000	74,025	114,025
Cam L. Garner	100,000	74,025	174,025
Erle T. Mast	70,000	74,025	144,025
Renee P. Tannenbaum, Pharm.D. (2)	39,688	139,267	178,955
Mark Wiggins	56,250	74,025	130,275

(1)
Represents the grant date fair value of the awards granted in 2015 as computed in accordance with ASC Topic 718. For a discussion of the valuation assumptions, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.

(2)
Dr. Tannenbaum received an initial award of 9,375 options (giving effect to the 1-for-8 reverse stock split of our common stock effected on July 1, 2015) upon initiation of board service effective February 6, 2015.

The aggregate number of shares subject to stock options outstanding at December 31, 2015 for each non-employee director was as follows:

Name	Number of Shares Underlying Options Outstanding At December 31, 2015
Louis C. Bock	34,653
James B. Breitmeyer, M.D., Ph.D.	24,625
Cam L. Garner	33,498
Erle T. Mast	38,185
Renee P. Tannenbaum, Pharm.D.	18,375
Mark Wiggins	34,625

Compensation Committee Interlocks and Insider Participation

Cam L. Garner, Louis C. Bock and Mark Wiggins served on our compensation committee during 2015. None of the members of our compensation committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about the beneficial ownership of our common stock at March 28, 2016 for:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Zogenix, Inc., 5858 Horton Street, #455, Emeryville, California 94608. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us by the stockholders, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 24,771,568 shares of common stock outstanding on March 28, 2016.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable as of May 27, 2016, which is 60 days after March 28, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares Beneficially Owned
Beneficial Owner	Number	Percentage
5% or Greater Stockholders:
Federated Investors, Inc.(1) Federated Investors Tower Pittsburgh, PA 15222-3779	4,553,605	15.5%

FMR LLC(2) 245 Summer Street Boston, MA 02210	3,518,952	12.4%

RA Capital Management, LLC(3) 20 Park Plaza, Suite 1200 Boston, MA 02116	2,253,237	8.3%

Blackrock, Inc. (4) 55 East 52nd Street New York, NY 10055	1,610,823	6.1%

Sabby Management, LLC(5) 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	1,518,200	5.8%

	Great Point Partners, LLC(6) 165 Mason Street, 3rd Floor Greenwich, CT 06830	1,414,927	5.4%

	Executive Officers and Directors:
	Stephen J. Farr, Ph.D.(7)	303,075	1.2%
	Ann D. Rhoads(8)	177,834	*
	Thierry Darcis, M.D.(9)	45,132	*
	Gail Farfel, Ph.D.(10)	3,334	*
	Bradley S. Galer, M.D.(11)	49,794	*
	Renee P. Tannenbaum, Pharm.D.(12)	17,156	*
	James B. Breitmeyer, M.D., Ph.D.(13)	22,521	*
	Louis C. Bock(14)	33,903	*
	Cam L. Garner(15)	73,591	*
	Roger L. Hawley(16)	419,766	1.7%
	Erle T. Mast(17)	40,462	*
	Mark Wiggins(18)	33,875	*
	Executive officers and directors as a group (12 persons)(19)	1,220,443	4.8%

(1)
Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., or the Investment Advisers, which act as investment advisers to registered investment companies and separate accounts that own 3,372,356 shares of common stock and warrants to purchase 1,181,249 shares of common stock. The Investment Advisers are wholly-owned subsidiaries of FII Holdings, Inc., which is wholly-owned subsidiary of Federated Investors, Inc. All of Federated Investors, Inc.’s outstanding voting stock is held in the Voting Shares Irrevocable Trust, or the Trust, for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees, or, collectively, the Trustees. Federated Investors, Inc., the Trust, and each of the Trustees expressly disclaim beneficial ownership of the shares of common stock and warrants. Information regarding these shares is based in part on the Schedule 13G/A filed by Federated Investors, Inc. with the SEC on February 12, 2016.

(2)
Includes 3,452,521 shares of common stock and warrants to purchase 66,431 shares of common stock beneficially owned by Fidelity SelectCo, LLC, a wholly-owned subsidiary of FMR LLC, in its capacity as an investment adviser to various investment companies. One such investment company, Fidelity Select Biotechnology Portfolio, owns 2,768,431 shares of common stock. Abigail P. Johnson and FMR LLC through its control of Fidelity SelectCo, LLC and the Fidelity SelectCo, LLC funds, each has sole power to dispose of the 3,452,521 shares owned by the funds. Neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ Boards of Trustees. Fidelity SelectCo, LLC carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. Information regarding these shares is based in part on the Schedule 13G/A filed by FMR LLC with the SEC on February 12, 2016.

(3)
Based on the information contained in the Schedule 13G/A filed with the SEC on February 16, 2016 by RA Capital Management, LLC, RA Capital Healthcare Fund, L.P. and Peter Kolchinsky. According to the Schedule 13G/A, RA Capital Management, LLC and Peter Kolchinsky have shared voting and dispositive power over all of the shares, and RA Capital Healthcare Fund, L.P. has shared voting and dispositive power over 1,867,405 shares. RA Capital Management, LLC is the general partner of RA Capital Healthcare Fund, L.P. and serves as investment adviser for a separately managed account. Peter Kolchinsky is the manager of RA Capital Management, LLC. RA Capital Management, LLC and Peter Kolchinsky disclaim beneficial ownership of these shares other than for the purpose of determining their obligations under Section 13(d) of the Exchange Act.

(4)
Blackrock, Inc. has sole voting power over 1,578,498 shares and sole dispositive power over 1,610,823 shares based on the information contained in the Schedule 13G filed with the SEC on January 28, 2016.

(5)
Based on the information contained in the Schedule 13G filed with the SEC on January 12, 2016 by Sabby Management, LLC, Sabby Healthcare Master Fund, Ltd., and Hal Mintz. According to the Schedule 13G, all such reporting persons hold shared voting and dispositive power over the shares. Hal Mintz is the manager of Sabby Management, LLC. Sabby Management LLC and Hal Mintz disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(6)
Includes an aggregate of 1,414,927 shares of common stock beneficially owned by Great Point Partners, LLC in its capacity as investment manager to Biomedical Value Fund, L.P., Biomedical Institutional Value Fund, L.P., Biomedical Offshore Value Fund, Ltd., GEF-SMA, L.P. and Class D Series of GEF-PS, LP .Dr. Jeffrey R. Jay, M.D. is the senior managing member of Great Point, and David Kroin is the special managing member of Great Point, LLC. Based partially on the information contained in the Schedule 13G/A filed with the SEC on February 16, 2016, Great Point Partners, LLC, Dr. Jeffrey R. Jay, M.D. and David Kroin have shared voting and dispositive power over all of the shares. Great Point LLC, Dr. Jay and Mr. Kroin disclaim beneficial ownership of the BVF Shares, the BIVF Shares, the BOVF Shares, the GEF-SMA Shares and the GEF-PS Shares, except to the extent of their respective pecuniary interests.

(7)	Includes 258,687 shares Dr. Farr has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(8)	Includes 151,361 shares Ms. Rhoads has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(9)
Includes 4,250 shares of common stock owned by Dr. Darcis, 37,549 shares of common stock owned by his spouse, and 3,333 shares Dr. Darcis has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(10)	Includes 3,334 shares Dr. Farfel has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(11)	Includes 49,607 shares Dr. Galer has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(12)	Includes 12,156 shares Dr. Tannenbaum has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(13)	Includes 21,271 shares Dr. Breitmeyer has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(14)	Includes 33,903 shares of common stock Mr. Bock has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(15)
Includes 40,843 shares held by Garner Investments, LLC, of which Mr. Garner is the managing member, and 32,748 shares Mr. Garner has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(16)	Includes 345,443 shares Mr. Hawley has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(17)	Includes 37,435 shares Mr. Mast has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(18)	Includes 33,875 shares Mr. Wiggins has the right to acquire pursuant to outstanding options which are exercisable as of May 27, 2016.

(19)	Includes 983,153 shares of common stock subject to outstanding options which are exercisable as of May 27, 2016.

Equity Compensation Plan Information
Information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2015 is set forth in Part II Item 5 of our Initial Report under the caption “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The following is a summary of transactions and series of similar transactions, since the beginning of fiscal year 2015, to which we were a party or will be a party, in which:

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
Employment and Release Agreements
We have entered into employment agreements with each of our named executive officers. For further information, see “Compensation Discussion and Analysis — Employment Agreements.”

Indemnification of Officers and Directors
Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.
Director Independence
Our board of directors has determined that all of our directors who served on our board of directors during 2015 were, and all of our current directors are, independent directors within the meaning of the applicable Nasdaq Stock Market LLC, or Nasdaq, listing standards, except for Roger L. Hawley, our former Chief Executive Officer, James B. Breitmeyer, M.D., Ph.D. and Stephen J. Farr, Ph.D., our Chief Executive Officer and President.

Item 14.	Principal Accounting Fees and Services
The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2015 and 2014 by Ernst & Young LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2015	2014
Audit Fees (1)	$1,310,209	$984,257
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	1,715	1,715
Total	$1,311,924	$985,972

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

(2)
Audit Related Fees consist of fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred during 2015 or 2014.

(3)	Tax Fees consist of fees for professional services, including tax consulting and compliance performed by Ernst & Young LLP. There were no such fees incurred during 2015 or 2014.

(4)	All Other Fees consist of fees billed in the indicated year for an annual subscription to Ernst & Young LLP’s online resource library.
The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.
Pre-Approval Policies and Procedures
Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2015 and 2014. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

ZOGENIX, INC.

Date: April 28, 2016	By:	/s/ Stephen J. Farr
President and Chief Executive Officer

Date: April 28, 2016	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary