Form 10-Q
period 2016-06-30
ZOGENIX, INC.
filed 2016-08-09
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2016 was 24,790,989.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$127,797	$155,349
Restricted cash	—	10,002
Trade accounts receivable, net	2,112	1,396
Inventory	11,860	12,030
Prepaid expenses and other current assets	7,750	5,518
Current assets of discontinued operations	—	208
Total current assets	149,519	184,503
Property and equipment, net	8,659	9,254
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	4,502	3,331
Total assets	$271,414	$305,822
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,139	$5,290
Accrued expenses	4,723	4,617
Accrued compensation	2,029	3,711
Common stock warrant liabilities	692	6,196
Long-term debt, current portion	—	6,321
Deferred revenue	1,014	945
Current liabilities of discontinued operations	1,537	2,906
Total current liabilities	14,134	29,986
Long term debt	21,602	15,899
Deferred revenue, less current portion	4,987	6,139
Contingent purchase consideration	53,600	51,000
Deferred income taxes	18,450	18,450
Other long-term liabilities	1,696	1,588
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized at June 30, 2016 and December 31, 2015; 24,791 and 24,772 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	561,654	558,251
Accumulated deficit	(404,734)	(375,516)
Total stockholders’ equity	156,945	182,760
Total liabilities and stockholders’ equity	$271,414	$305,822
See accompanying notes.

Zogenix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Contract manufacturing revenue	$1,986	$6,003	$11,192	$10,184
Service and other product revenue	102	1,364	102	1,797
Total revenue	2,088	7,367	11,294	11,981
Operating expense:
Cost of contract manufacturing	2,061	5,803	9,865	9,726
Royalty expense	75	71	146	143
Research and development	10,384	6,241	18,371	11,390
Selling, general and administrative	6,844	7,582	12,968	13,851
Change in fair value of contingent consideration	1,300	(600)	2,600	(1,600)
Total operating expense	20,664	19,097	43,950	33,510
Loss from operations	(18,576)	(11,730)	(32,656)	(21,529)
Other income (expense):
Interest expense, net	(623)	(898)	(1,221)	(1,541)
Change in fair value of warrant liabilities	977	(975)	5,504	(564)
Other expense	(15)	(39)	(23)	(160)
Total other income (expense)	339	(1,912)	4,260	(2,265)
Net loss from continuing operations before income taxes	(18,237)	(13,642)	(28,396)	(23,794)
Income tax benefit (expense)	(9)	6,946	(71)	6,932
Net loss from continuing operations	(18,246)	(6,696)	(28,467)	(16,862)
Discontinued operations:
Net income (loss) from discontinued operations	(582)	79,160	(751)	66,464
Net income (loss)	$(18,828)	$72,464	$(29,218)	$49,602
Net income (loss) per share, basic and diluted:
Continuing operations	$(0.74)	$(0.35)	$(1.15)	$(0.88)
Discontinued operations	(0.02)	4.13	(0.03)	3.47
Total	$(0.76)	$3.78	$(1.18)	$2.59
Weighted average shares outstanding, basic and diluted	24,777	19,176	24,774	19,173
Statements of Comprehensive Income (Loss)
Net income (loss)	$(18,828)	$72,464	$(29,218)	$49,602
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(1,552)	—	(1,552)
Comprehensive income (loss)	$(18,828)	$70,912	$(29,218)	$48,050

See accompanying notes.

Zogenix, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(29,218)	$49,602
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,262	4,618
Depreciation and amortization	694	814
Amortization of debt issuance costs and non-cash interest charges	677	481
Accrued income taxes	—	6,521
Gain on sale of business	—	(89,053)
Change in fair value of warrant liabilities	(5,504)	564
Change in fair value of contingent purchase consideration	2,600	(1,600)
Changes in operating assets and liabilities:
Trade accounts receivable	(712)	2,559
Inventory	186	542
Prepaid expenses and other current assets	(2,138)	(3,493)
Other assets	(1,172)	860
Accounts payable and accrued expenses	(3,860)	(9,876)
Deferred rent	(51)	—
Deferred revenue	(1,193)	(5,413)
Net cash used by operating activities	(36,429)	(42,874)
Investing activities:
Purchases of property and equipment	(99)	(68)
Proceeds from sale of business	—	80,926
Change in restricted cash from sale of business	10,002	(1,500)
Net cash provided by investing activities	9,903	79,358
Financing activities:
Proceeds of long-term debt	2,167	—
Repayment of revolving credit facility	—	(1,450)
Principal payments on long-term debt	(3,334)	—
Proceeds from exercise of common stock options and warrants	6	7
Proceeds from issuance of common stock, net	135	126
Net cash provided by (used in) financing activities	(1,026)	(1,317)
Net increase (decrease) in cash and cash equivalents	(27,552)	35,167
Cash and cash equivalents at beginning of period	155,349	42,205
Cash and cash equivalents at end of period	$127,797	$77,372

Noncash investing and financing activities:
Deferred financing charges in accounts payable	$—	$294
See accompanying notes.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly owned subsidiary Zogenix Europe, which was incorporated under the laws of England and Wales in June 2010. All intercompany transactions and investments have been eliminated in consolidation. Zogenix Europe's functional currency is the U.S. dollar which is the reporting currency of its parent.
Restricted Cash
The Company had restricted cash in escrow as of December 31, 2015 to fund potential indemnification claims for 12 months from the closing date of its sale of the Zohydro ER business in April 2015. The Company received the full amount from escrow in April 2016. The Company classifies this cash flow as investing activities in the condensed consolidated statement of cash flows as the source of the restricted cash is related to the sale of the Zohydro ER business.
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities and contingent purchase consideration within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Assets
Cash equivalents(1)	$123,087	—	—	$123,087
Liabilities
Common stock warrant liabilities(2)	$—	—	692	$692
Contingent purchase consideration (3)	$—	—	53,600	$53,600
December 31, 2015
Assets
Cash equivalents(1)	$148,588	—	—	$148,588
Liabilities
Common stock warrant liabilities(2)	$—	—	6,196	$6,196
Contingent purchase consideration (3)	$—	—	51,000	$51,000

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the condensed consolidated balance sheets.

(2)
Common stock warrant liabilities were incurred in connection with the Company's July 2012 public offering of common stock and warrants and with the financing agreement (the Healthcare Royalty financing agreement) entered into with Healthcare Royalty Partners (Healthcare Royalty) (see Note 6), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) expected volatility based upon the Company's historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, and (b) an expected volatility rate using the Company's historical volatility through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement. The change in the fair value of the common stock warrant liabilities as of June 30, 2016 was primarily driven by the decrease in the market price of the Company's common shares at June 30, 2016 as compared against the December 31, 2015 measurement date.

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 (in thousands):

	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2015	$51,000	$6,196
Changes in fair value	2,600	(5,504)
Balance at June 30, 2016	$53,600	$692
The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration in operating expense and change in fair value of warrant liabilities in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).
Net Income (Loss) per Share
Basic and diluted net loss per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Common stock equivalents that could potentially reduce net earnings per common share in the future that were not included in the determination of diluted net income (loss) per common share as their effects were antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	3	521	3	297
Restricted stock units not yet vested and released	107	—	107	—
Warrants to purchase common stock	—	—	—	—
Total	110	521	110	297
Other Comprehensive Income
The Company received shares of Pernix Therapeutics Holdings, Inc. common stock received as partial consideration for the purchase of the Zohydro ER business in April 2015. The Company liquidated all of these investments during the fourth quarter of 2015.
Management classified these short-term investments as available-for-sale when acquired and evaluated such classification as of each balance sheet date. Short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss), a component of stockholders’ equity. The Company evaluated its short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Impairment was considered to be other than temporary if it is likely that the Company intended to sell the investments before the recovery of the cost basis. Realized gains, losses, and declines in value judged to be other than temporary were reported in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).
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
Revenue Recognition
The Company recognized revenue from contract manufacturing, service fees earned on collaborative arrangements and the sale of Sumavel DosePro prior to its sale in May 2014. The Company also recognizes revenue from the sale of Zohydro ER, which is included in net loss from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. The Company deferred recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales history of Zohydro ER.
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

Contract Manufacturing Revenue
The Company and Endo entered into a supply agreement in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under the terms of the supply agreement, the Company retains the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. The Company recognizes deferred revenue related to its supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. The Company recognizes revenue related to its sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a low single-digit mark-up, upon the transfer of title to Endo. The Company supplies Sumavel DosePro product based on non-cancellable purchase orders. The Company initially defers revenue for any consideration received in advance of services being performed and product being delivered, and recognizes revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight year term of the supply agreement ending in May 2022. The Company continually evaluates the performance period and adjusts the period of revenue recognition if circumstances change. The Company recognized $(100,000) and $800,000 of contract manufacturing revenue in continuing operations during the three and six months ended June 30, 2016, respectively, based on changes in estimated product to be delivered during the remaining term of the supply agreement. The effect of the changes in estimated future product delivery increased net loss per share from continuing operations by $0.01 and had no effect on net loss per share for the three months ended June 30, 2016, and decreased both net loss per share from continuing operations and net loss per share by $0.03 for the six months ended June 30, 2016.
In addition, the Company reports revenue as gross when the Company acts as a principal versus reporting revenue as net when the Company acts as an agent. For transactions in which the Company acts as a principal, has discretion to choose suppliers, bears credit risk and performs a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services.
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
Given the limited sales history of Zohydro ER, the Company was not able to reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company deferred recognition of revenue on Zohydro ER product shipments until the right of return no longer exists, which occurs at the earlier of the time Zohydro ER is dispensed through patient prescriptions or expiration of the right of return. The Company estimates Zohydro ER patient prescriptions dispensed using an analysis of third-party syndicated data. Zohydro ER was launched in March 2014 and, accordingly, the Company did not have a significant history estimating the number of patient prescriptions dispensed. If the Company underestimated or overestimated patient prescriptions dispensed for a given period, adjustments to revenue from discontinued operations may be necessary in future periods. The deferred revenue balance does not have a direct correlation with future revenue recognition as the Company records sales deductions at the time the prescription unit was dispensed. In addition, the costs of Zohydro ER associated with the deferred revenue were recorded as deferred costs, which were included in inventory, until such time the related deferred revenue is recognized. The Company is responsible for returns for product sold prior to the sale of the business on April 24, 2015 and was responsible for rebates, chargebacks, and related fees for product sold until July 8, 2015 per terms of the asset purchase agreement (the Asset Purchase Agreement) the Company entered into with Pernix Ireland Limited and Pernix Therapeutics (collectively, Pernix). Revenue for Zohydro ER is included in discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss).
Segment Reporting
Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition, and in April 2016 and May 2016 the FASB issued additional guidance related to revenue recognition. These new standards will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption of the guidance is permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company is evaluating the transition method, timing and impact of adopting these new accounting standards on its financial statements and related disclosures.
In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability instead of as an asset. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2015. The Company adopted the guidance in the first quarter of 2016. The effect of adopting the guidance retrospectively was to decrease amounts previously reported on our consolidated balance sheet at December 31, 2015 for prepaid expenses and other current assets and decrease long term debt, current portion by $93,000 and to decrease other assets and long term debt balances by $72,000. The December 31, 2015 condensed consolidated balance sheet in this Form 10-Q reflects these reclassifications.
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
In November 2015, the FASB issued guidance simplifying the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted the guidance in 2015 on a prospective basis. Adoption of this guidance resulted in no changes to balances reported at December 31, 2015. No prior periods were retrospectively adjusted.
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
In March 2016, the FASB issued guidance to revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our condensed consolidated financial statements.

3.	Inventory

Inventory consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$4,566	$3,775
Work in process	7,294	8,255
Total	$11,860	$12,030

4.	Discontinued operations

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
The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net product revenue	$(43)	$4,173	$291	$9,179

Operating expense:
Cost of product sold	—	612	15	1,952
Royalty expense	—	291	17	708
Research and development	—	1,020	—	5,829
Selling, general and administrative	539	3,097	1,010	14,233
Restructuring expense	—	568	—	568
Gain on sale of business	—	(89,053)	—	(89,053)
Total operating (income) expense	539	(83,465)	1,042	(65,763)
Other income	—	5,000	—	5,000
Net income (loss) from discontinued operations before tax	(582)	92,638	(751)	79,942
Income tax expense	—	(13,478)	—	(13,478)
Net income (loss) from discontinued operations	$(582)	$79,160	$(751)	$66,464

The following table summarizes the assets and liabilities of discontinued operations as of June 30, 2016 and December 31, 2015 related to the Zohydro ER business (in thousands):

	June 30, 2016	December 31, 2015
Assets
Current assets
Prepaid expenses and other current assets	$—	$208
Total current assets of discontinued operations	—	208
Total assets of discontinued operations	$—	$208
Liabilities
Current liabilities
Accounts payable	$182	$—
Accrued expenses	1,355	2,796
Deferred revenue and other current liabilities	—	110
Total current liabilities of discontinued operations	1,537	2,906
Total liabilities of discontinued operations	$1,537	$2,906

There was no stock-based compensation or amortization expense related to discontinued operations for the three and six months ended June 30, 2016. Total stock-based compensation expense related to discontinued operations was $898,000 and total amortization expense related to discontinued operations was $166,000 for the six months ended June 30, 2015.

5.	Commitments

Amendment of Manufacturing Services Agreement
On April 29, 2016, the Company amended its manufacturing services agreement with Patheon UK Limited to extend the term of the existing agreement. Other terms of the existing agreement remain unchanged. The agreement may be extended further by agreement of both parties for additional terms prior to the expiration of the current term. Future minimum purchase commitments under the amended agreement were $566,000 at June 30, 2016.

Amendment of Loan and Security Agreement
On June 17, 2016, the Company entered into a second amendment to modify the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank dated as of December 30, 2014. Significant terms of the modification included:

•	providing the Company with additional term loans in net aggregate principal amount of $3,333,334;

•
amending the original repayment schedule of the term loans such that the Company is required to make interest-only payments until February 1, 2018, then equal monthly payments of principal plus interest will be made through the maturity date of the term loans on July 1, 2020;

•
amending the interest rate such that the term loans bear interest at an annual rate equal to either (i) 7.00% or (ii) the sum of (a) the “prime rate” rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.25%, whichever is greater;

•	removing the revolving line of credit previously available under the original loan and security agreement;

•
removing an affirmative covenant requiring the Company to maintain a liquidity ratio of 1.25 to 1 through the Company’s receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008; and

•
amending a covenant to now permit the Company to maintain collateral account balances exceeding the greater of (i) $50,000,000, or (ii) 50% of the Company’s total collateral account balances (other than specifically excluded accounts), with financial institutions other than the lenders; provided that, if the Company’s total collateral account balances are below $50,000,000, all such balances will be maintained with the lenders.

In connection with second amendment, the Company paid (i) a final payment of $1,000,000 with respect to the existing term loans, previously due on the earlier to occur of the maturity date of the original loan and security agreement or early repayment of the term loans; (ii) an amendment fee of $25,000 with respect to a previous loan amendment; and (iii) revolving line commitment fees of $64,000 due relative to the termination of the revolving line of credit. Furthermore, the Company agreed to make a final payment of $1,350,000 on the earlier of the maturity date of the amended loan and security agreement or early repayment of the term loans, and to pay a termination fee of $200,000 on the earlier to occur of a change in control or the early termination of the loan and security agreement.

6.	Common Stock Warrant Liability
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 1,973,025 shares of common stock (including over-allotment purchase) and at June 30, 2016, warrants to purchase 1,901,918 shares of common stock are outstanding. The warrants are exercisable at an exercise price of $20.00 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). None of these warrants were exercised during the three or six months ended June 30, 2016 or the year ended December 31, 2015. The fair value of the warrants outstanding was approximately $643,000 and $6,069,000 as of June 30, 2016 and December 31, 2015, respectively.
In July 2011, upon the closing of and in connection with the Healthcare Royalty financing agreement, the Company issued a warrant to Healthcare Royalty exercisable into 28,125 shares of common stock. The warrant is exercisable at $72.00 per share of common stock and has a term of ten years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $49,000 and $127,000 as of June 30, 2016 and December 31, 2015, respectively.

7.	Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk free interest rate	1.2%	1.6% to 1.8%	1.2% to 1.4%	1.5% to 1.8%
Expected term	6.0 to 6.1 years	5.1 to 6.1 years	6.0 to 6.1 years	5.1 to 6.1 years
Expected volatility	78.1%	76.7% to 79.2%	77.8% to 78.1%	76.7% to 79.2%
Expected dividend yield	—%	—%	—%	—%
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
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of contract manufacturing	$94	$103	$196	$196
Research and development	493	186	917	409
Selling, general and administrative	1,187	2,081	2,149	3,115
Total	$1,774	$2,370	$3,262	$3,720
As of June 30, 2016, there was approximately $11,651,000 of total unrecognized compensation costs related to outstanding employee and board of director stock options which is expected to be recognized over a weighted average period of 2.8 years, and $799,000 of total unrecognized compensation costs related to unvested employee performance stock units which is expected to be recognized over a weighted average period of 1.7 years.
As of June 30, 2016, there were 39,195 unvested stock options and 7,500 unvested restricted stock units outstanding to consultants, with approximately $284,000 of related unrecognized compensation expense based on a June 30, 2016 measurement date. These unvested stock awards outstanding to consultants are expected to vest over a weighted average period of 2.5 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. The expense recognized from the revaluation of stock options and restricted stock units to consultants was immaterial for the three and six months ended June 30, 2016 and 2015. The expense for awards issued to consultants is included in the condensed consolidated statements of operations and comprehensive income (loss) within selling, general and administrative expense.

8.	Income taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three and six months ended June 30, 2016, the Company recognized net losses from both continuing and discontinued operations, and therefore no allocation of income tax was required. During the three months ended June 30, 2015, the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $13,478,000, which is included in net income (loss) from discontinued operations in the condensed consolidated statement of operations and comprehensive income (loss). Accordingly, the Company recognized a related income tax benefit of $6,946,000 from continuing operations in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2015. The remaining $6,532,000 income tax benefit to continuing operations was recognized throughout the remainder of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	the progress and timing of clinical trials for ZX008;

•	the safety and efficacy of our product candidates;

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
Our lead product candidate is ZX008, low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ZX008 for the treatment of Dravet syndrome. We initiated Phase 3 clinical trials in January 2016 in the United States, and we expect top-line results from this trial in the first quarter of 2017. We initiated Phase 3 clinical trials in Europe in June 2016 and we expect top-line results from this trial in the second quarter of 2017. Additionally, we intend to initiate the enrollment of 90-100 patients, in the third quarter of this year, in our European study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime. We obtained worldwide development and commercialization rights to ZX008 through our acquisition of Zogenix International Limited in October 2014.
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
On April 23, 2015, in connection with the sale of the Zohydro ER business, we, Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, entered into an amendment to the loan and security agreement dated December 30, 2014 which added an affirmative covenant requiring a liquidity ratio of 1.25 to 1 through our receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008 and terminated all encumbrances on our personal property related to its Zohydro ER business. The remaining obligations under the loan and security agreement remained substantially unchanged.
On June 17, 2016, we, Oxford and SVB entered into a second amendment to the loan and security agreement dated December 30, 2014 which provided additional net term loan proceeds of $3.3 million, extended the original repayment schedule of the term loans such that we are required to make interest-only payments until February 17, 2018, then equal monthly payments of principal plus interest will be made through the maturity date of the term loans on July 1, 2020, reduced the interest rate on the term loans, removed the revolving line of credit previously available, amended the collateral account covenant and removed the liquidity covenant as discussed in the preceding paragraph.
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
Contract Manufacturing Revenue
We and Endo Ventures entered into the Supply Agreement in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under terms of the Supply Agreement, we retain the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. We recognize deferred revenue related to our supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. We recognize revenue related to our sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a low single-digit mark-up, upon the transfer of title to Endo. We supply Sumavel DosePro product based on non-cancellable purchase orders. We initially defer revenue for any consideration received in advance of services being performed and product being delivered, and recognize revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight year term of the Supply Agreement ending in May 2022. We continually evaluate the performance period and will adjust the period of revenue recognition if circumstances change. The Company recognized ($0.1) million and $0.8 million of contract manufacturing revenue in continuing operations during the three and six months ended June 30, 2016, respectively, based on changes in estimated product to be delivered during the remaining term of the supply agreement. The effect of the changes in estimated future product delivery increased net loss per share from continuing operations by $0.01 and had no effect on net loss per share for the three months ended June 30, 2016, and decreased both net loss per share from continuing operations and net loss per share by $0.03 for the six months ended June 30, 2016.
In addition, we report revenue gross when we act as a principal versus reporting revenue as net when we act as an agent. For transactions in which we act as a principal, have discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount billed to a customer and costs associated with these reimbursements are reflected as a component of cost of sales for contract manufacturing services.
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
There have been no significant changes in critical accounting policies during the three months ended June 30, 2016 as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Comparison of the Three and Six Months ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Contract manufacturing revenue	$1,986	$6,003	$(4,017)	(66.9)%	11,192	10,184	$1,008	9.9%
Service and other product revenue	102	1,364	(1,262)	(92.5)%	102	1,797	(1,695)	(94.3)%
Total revenue	$2,088	$7,367	$(5,279)	(71.7)%	$11,294	$11,981	$(687)	(5.7)%
Contract manufacturing revenue is recognized for Sumavel DosePro finished goods inventory that has been delivered to Endo Ventures Bermuda under the Supply Agreement, and includes a portion of deferred revenue recognized on a proportional performance method. Endo Ventures Bermuda pays us the costs associated with production of Sumavel DosePro plus a contractual mark-up for Sumavel DosePro product delivered under the terms of our Supply Agreement. The decrease in contract manufacturing revenue for the three months ended June 30, 2016 as compared the same period in 2015 was primarily as a result of decreases in costs of contract manufacturing billed to Endo under the terms of our Supply Agreement in 2016 as compared to the same period in 2015. The increase in contract manufacturing revenue for the six months ended June 30, 2016 as compared to the same period in 2015 resulted primarily from recognition of deferred revenue of $0.8 million based upon changes in estimated future product delivery.
Service and other product revenue recorded for the three and six months ended June 30, 2016 consisted of adjustments to Sumavel DosePro returns reserves subsequent to the sale of the business in May 2014. Service and other product revenue consisted of fees earned in conjunction with a co-promotion agreement through termination in June 2015 of $0.5 million, as well as adjustments to Sumavel DosePro returns reserves during the three months ended June 30, 2015. For the six months ended June 30, 2015, we recognized co-promotion revenue of $0.8 million and Sumavel DosePro returns reserve adjustments.
Cost of Contract Manufacturing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Cost of contract manufacturing	$2,061	$5,803	$(3,742)	(64.5)%	$9,865	$9,726	$139	1.4%
Costs of contract manufacturing consists primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Sumavel DosePro based on units sold to Endo, as well as the effect of changes in reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. It represents the cost of units recognized as contract manufacturing revenues in the period and the impact of underutilized production capacity and other manufacturing variances. The decrease in cost of contract manufacturing for the three months ended June 30, 2016 as compared to the same period in 2015 resulted primarily from a decrease in units delivered under our Supply Agreement with Endo, partially offset by an increase in excess capacity and scrap charges. Costs of contract manufacturing remained consistent for the six months ended June 30, 2016 as the lower volume of units delivered in 2016 was offset with higher charges for excess capacity and scrap as compared with the six months ended June 30, 2015.
Royalty Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Royalty expense	$75	$71	$4	5.6%	$146	$143	$3	2.1%
Royalty expense reflects both the amortization of the milestone payment related to technology that we have licensed and immaterial adjustments to previously estimated royalty liabilities based on actual sales results. We expect royalty expense to remain consistent in the near term as we advance our product development plans.

Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Research and development	$10,384	$6,241	$4,143	66.4%	$18,371	$11,390	$6,981	61.3%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
ZX008	$7,754	$2,366	$13,046	$3,807
Relday	4	2,224	380	4,169
Other(1)	2,626	1,651	4,945	3,414
Total	$10,384	$6,241	$18,371	$11,390

(1)
Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis as well as development costs incurred for other product candidates.

We acquired ZX008 with our acquisition of Zogenix International Limited in October 2014 and have subsequently incurred expenses as we proceed with our Phase 3 clinical trials for ZX008 which commenced in January 2016. Expenses for Relday decreased for the three and six months ended June 30, 2016 as compared to the same period in 2015 as we initiated a multi-dose clinical study for Relday in the first quarter of 2015 which concluded later in 2015. We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development expenses for the remainder of 2016 to exceed amounts incurred in the same period in 2015 as we continue to conduct our Phase 3 studies for ZX008.
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Selling expense	$1,578	$916	$662	72.3%	$2,819	$1,462	$1,357	92.8%
General and administrative expense	5,266	6,666	(1,400)	(21.0)%	10,149	12,389	(2,240)	(18.1)%
Total selling, general and administrative	$6,844	$7,582	$(738)	(9.7)%	$12,968	$13,851	$(883)	(6.4)%

 Selling expense consists primarily of salaries and benefits of sales and marketing management and market research expenses for product candidates that are in development. General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development, medical affairs and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services.
Selling expense increased for the three and six months ended June 30, 2016 from the same periods in 2015 due primarily to market research and pre-commercial analysis expenses related to ZX008. General and administrative expenses decreased for the three months and six months ended June 30, 2016 as compared to the same period in 2015 primarily due to realignment of our medical affairs department from general and administrative responsibilities to research and development roles following the divestiture of our Zohydro ER business in April 2015. Also, additional professional fees were incurred during these periods during 2015 in connection with the sale of the Zohydro ER business and our stock recapitalization.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Change in fair value of contingent consideration	$1,300	$(600)	$1,900	(316.7)%	$2,600	$(1,600)	$4,200	(262.5)%
The contingent consideration liability results from our acquisition of Zogenix International Limited in October 2014 in connection with the estimated completion of certain future performance milestones related to ZX008. At each reporting period, the remaining estimated liability is determined by applying the income approach which utilizes variable inputs, such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. This change is reflected in the balance of the estimated fair value of the contingent consideration (income) expense. The change in fair value of contingent consideration income for the three months ended June 30, 2016 from the same period in 2015 resulted primarily from a decrease in our estimated risk-free adjusted discount rate used in the June 30, 2016 valuation from the rates used at March 31, 2016 as well as a reduction of the estimated time remaining to pay out the liability based on the passage of time from the previous period. The change in fair value of contingent consideration income for the six months ended June 30, 2016 as compared to 2015 also resulted from a decrease in our estimated risk-free adjusted discount rate and a change in the expected timing of milestone payments at June 30, 2015 from the previous December 31, 2014 measurement date.
Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Interest expense, net	$(623)	$(898)	$275	(30.6)%	$(1,221)	$(1,541)	$320	(20.8)%
Change in fair value of warrant liabilities	$977	$(975)	$1,952	(200.2)%	$5,504	$(564)	$6,068	(1,075.9)%
Other income expense	$(15)	$(39)	$24	(61.5)%	$(23)	$(160)	$137	(85.6)%
Total other income (expense)	$339	$(1,912)	$2,251	(117.7)%	$4,260	$(2,265)	$6,525	(288.1)%
Interest Expense, net. During the three and six months ended June 30, 2016 and 2015, interest expense was incurred primarily in conjunction with our term loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB. The change in interest expense, net for the three and six months ended June 30, 2016 as compared to the same periods in 2015 resulted primarily from interest income generated on higher cash deposit balances subsequent to the receipt of proceeds on the sale of our Zohydro ER business in April 2015 and proceeds of our equity offering in August 2015.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 2 to our condensed consolidated financial statements. The income recorded for the three and six months ended June 30, 2016 was primarily driven by the decrease in our stock price at June 30, 2016 as compared to the March 31, 2016 and December 31, 2015 measurement dates. The income recorded for the three months ended March 31, 2015 resulted primarily from the shorter remaining term for the potential exercise of the warrants from the previous measurement date of December 31, 2014.

We expect this amount to continue to fluctuate in the near term based on changes to our stock price and other valuation inputs.
Other Expense. Other expense consists primarily of foreign currency transaction gains and losses resulting from transactions conducted in the British pound sterling and Euro.
Income Tax Benefit (Expense)
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. During the three and six months ended June 30, 2016, we recognized net losses from both continuing and discontinued operations, and therefore no allocation of income tax was required. During the three and six months ended June 30, 2015, we recognized net income from discontinued operations, and, as a result, recorded income tax expense of $13.5 million, which is included in net income (loss) from discontinued operations. Accordingly, we recognized a related income tax benefit of $6.9 million from continuing operations for the three and six months ended June 30, 2015. The remaining income tax benefit to continuing operations was recognized throughout the remainder of 2015.
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
For the three and six months ended June 30, 2016, activity reflected in the condensed consolidated statements of operations and comprehensive income (loss) consists of product delivered prior to the sale of the business for which revenue and related costs were deferred until the right of return no longer exists in accordance with our revenue recognition policy, net of adjustments, as well as legal costs incurred. Activity reflected in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 represents our commercial operations prior to the sale of the Zohydro ER business in April 2015.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2016, had an accumulated deficit of $404.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year as we continue to incur costs related to the clinical development for ZX008. As of June 30, 2016, we had cash and cash equivalents of $127.8 million.
We may fund our operations through the proceeds from the sales and issuances of our common stock, if any, pursuant to the controlled equity offering program that we established on May 10, 2016 with Cantor Fitzgerald & Co., or Cantor, as sales agent, under which we may, from time to time, sell shares of common stock up to an aggregate offering price of $25.0 million. Sales of our common stock made pursuant to the controlled equity offering program, if any, will be made on the Nasdaq Global Market under our effective shelf registration statement on Form S-3. There can be no assurance that Cantor will be successful in consummating sales under the program based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Cantor or we are permitted to terminate the controlled equity offering sales agreement, or sales agreement, at any time upon 10 days' prior written notice, and Cantor is also permitted to terminate the sales agreement at any time in certain circumstances, including the occurrence of a material adverse change in our Company.
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of June 30, 2016, along with our projected contract manufacturing revenues will be sufficient to fund our operations for at least the next twelve months. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
In December 2014, we entered into a loan and security agreement, or the Loan and Security Agreement, with Oxford and SVB consisting of term loans totaling $20.0 million, and a revolving credit facility of up to $4.0 million. In June 2016, we entered into the Second Amendment to the Loan and Security Agreement, or the Second Amendment. Significant provisions of the Second Amendment include:

•	providing us with additional term loans in net aggregate principal amount of $3,333,334;

•
amending the original repayment schedule of the term loans such that we are required to make interest-only payments until February 1, 2018, then equal monthly payments of principal plus interest will be made through the maturity date of the term loans on July 1, 2020;

•
amending the interest rate such that the term loans bear interest at an annual rate equal to either (i) 7.00% or (ii) the sum of (a) the “prime rate” rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.25%, whichever is greater;

•	removing the revolving line of credit previously available under the original Loan and Security Agreement;

•
removing an affirmative covenant requiring us to maintain a liquidity ratio of 1.25 to 1 through the our receipt of positive data from placebo-controlled trials in the United States and European Union of ZX008; and

•
amending a covenant to now permit us to maintain collateral account balances exceeding the greater of (i) $50,000,000, or (ii) 50% of our total collateral account balances (other than specifically excluded accounts), with financial institutions other than the lenders; provided that, if our total collateral account balances are below $50,000,000, all such balances will be maintained with the lenders.

We may prepay the outstanding principal balance of the term loan subject to a prepayment fee. The credit facility also includes events of default, as defined in the Loan and Security Agreement, which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility. At June 30, 2016, we had received the original term loan proceeds of $20.0 million and additional proceeds upon executing the Second Amendment, net of loan-related fees, that are included in our cash and cash equivalents balance at June 30, 2016. The loans will be used for working capital and general business purposes.
The obligations under the Loan and Security Agreement are collateralized by our personal property (including, among other things, accounts receivable, equipment, inventory, contract rights, rights to payment of money, license agreements, general intangibles and cash), and we have agreed to not encumber any of our intellectual property. We were required to establish a controlled deposit account with SVB containing balances as outlined above which can be utilized by the lenders to satisfy the obligations in the event of default by us.
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
Upon repayment of the term loan, we are also required to make a final payment equal to 6.25% of the original principal amount of the term loan funded.
The following table summarizes our cash flows provided by (used in) continuing operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(36,429)	$(42,874)
Investing activities	9,903	79,358
Financing activities	(1,026)	(1,317)
Increase (decrease) in cash and cash equivalents	$(27,552)	$35,167
Operating Activities: Net cash used for six months ended June 30, 2016 primarily reflects the use of cash for operations, adjusted for non-cash charges including a $5.5 million change in fair value of warrant liabilities offset by $3.3 million of stock based compensation and $2.6 million change in the fair value of contingent consideration, as well as cash used of $3.9 million related to reduction of our accounts payable and accrued expenses as compared to the same period in 2015. Significant working capital uses of cash for the six months ended June 30, 2016 include personnel-related costs, research and development costs (primarily for ZX008) and other professional services, including legal and accounting services.
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
Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2016 was primarily attributable to the release of restricted cash from escrow in connection with the sale of our Zohydro ER business. Net cash provided by investing activities for the six months ended June 30, 2015 was primarily attributable to the proceeds from the sale of our Zohydro ER business.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2016 represents principal payments made on our term loan and proceeds from stock purchases made in accordance with our employee stock purchase plan during the period, offset by proceeds from our amended term loan with Oxford and SVB. Net cash used in financing activities for the six months ended June 30, 2015 relates primarily to the repayment of our revolving line of credit balance during the period.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2016 consisted of cash and money market funds. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds, and due to their short-term nature, we believe that there is no material exposure to interest rate risk.
Our term loan with Oxford and SVB contain adjustable rate interest terms. The loan bears interest at an annual rate equal to the greater of (i) 7.00% and (ii) the sum of (a) the “prime rate” rate reported in the Wall Street Journal on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.25%. Based on our outstanding principal balances and historical interest rate volatility, we do not believe an adjustment of 100 basis points would create a material exposure.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The safety and effectiveness of ZX008 has been evaluated in a single, continuing, long-term, open-label, study in patients with Dravet syndrome in Belgium. In January 2016 we initiated a Phase 3 clinical trial in North America for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This followed FDA acceptance of our investigational new drug, or IND, application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies that will evaluate two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. We intend to enroll 105 subjects in each of the two studies, with 35 patients in each treatment arm. The first study is being conducted in North America. The other Phase 3 study is a multi-national study, conducted primarily in western Europe, which commenced in June 2016. In addition, a one year, open-label safety study will be offered to eligible subjects who complete one of these trials. We expect to receive top-line results from the first trial in the first quarter of 2017 and the second trial in the second quarter of 2017. Additionally, we intend to initiate the enrollment of 90-100 patients, in the third quarter of this year, in our European study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime. However, we may not be able to identify and enroll sufficient study participants and interpret results on these timeframes, and consequently the completion of our Phase 3 clinical trials may be delayed.
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
In addition, if a significant number of patients fail to stay enrolled in any of our current or future clinical trials of ZX008, Relday or any of our other product candidates and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA or EMA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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
If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. In the European Union, Canada, and Japan, Diacomit (stiripentol) by Laboratoires Biocodex has been approved and is being commercialized as an adjunctive therapy (in combination with sodium valproate and clobazam) for the treatment of Dravet syndrome; stiripentol, while not yet approved by FDA, is available to patients in the United States via the FDA’s Personal Importation Policy. Epidiolex®, a cannabinoid drug, which is being developed by GW Pharmaceuticals, has received an orphan designation by the EMA for the treatment of Dravet syndrome and by the FDA for the treatment of Dravet and Lennox-Gastaut syndromes, as well as fast track status by the FDA for the treatment of Dravet syndrome. In March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex for the treatment of Dravet syndrome, and in June 2016 announced positive results from its Phase 3 clinical trial for Epidiolex for the treatment of Lennox-

Gastaut syndromes, with the drug achieving its primary study endpoints in both trials. GW Pharmaceuticals is currently conducting an additional Phase 3 study in both Dravet syndrome and Lennox-Gastaut syndrome. Insys Therapeutics has advanced its pharmaceutical cannabinoid program, which has received orphan drug designation and fast track status by the FDA for use of cannabidiol as a potential treatment for Dravet syndrome. Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which are acute prolonged seizures that can be associated with Dravet syndrome, as well as other seizure conditions.
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, Invega Sustenna and Invega Trinza marketed by Janssen Pharmaceuticals, Zyprexa Relprevv marketed by Eli Lilly & Company, Aristada marketed by Alkermes plc and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Janssen Pharmaceuticals, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Vanda Pharmaceuticals, Inc., Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma, and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Teva, Braeburn Pharmaceuticals, Laboratorios Farmaceuticos Rovi SA, Indivior PLC and Luye Pharma Group, Ltd., each of which has announced they are developing long-acting antipsychotic product candidates. In May 2015, Janssen Pharmaceuticals announced that FDA approved Invega Trinza, a three-month long-version of paliperidone palmitate, for the treatment of schizophrenia in patients adequately treated with Invega Sustenna for at least four months. Also in May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug formulation of risperidone for the treatment of schizophrenia that is intended to require once-monthly dosing. In October 2015, Alkermes plc announced that the FDA approved Aristada (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia which offers once-monthly and six-week dosing options.
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
The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:

•capital resources;
•research and development resources and experience, including personnel and technology;
•drug development, clinical trial and regulatory resources and experience;
•sales and marketing resources and experience;
•manufacturing and distribution resources and experience;
•name recognition; and
•resources, experience and expertise in prosecution and enforcement of intellectual property rights.

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

Payments to our material suppliers and contract manufacturers are denominated in Euros and U.K. pounds sterling. Our reporting currency is the U.S. dollar and to date all of the revenues we have generated have been in U.S. dollars. For the first half of 2016, $0.9 million (based on average exchange rates) of our materials, contract manufacturing costs and other manufacturing-related costs were denominated in foreign currencies. As a result, we are exposed to foreign exchange risk, and our results of operations may be impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling, such as the recent decline in value of the U.K. pound sterling following the results of the United Kingdom’s referendum on withdrawal from the European Union. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

We may never receive regulatory approval or commercialize our product candidates outside of the United States.
We intend to market certain of our product candidates outside of the United States, if approved. For example, ZX008 has received orphan drug designation in Europe, and we initiated a Phase 3 clinical trial in Europe in June 2016 to support a European marketing authorization application. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals in each territory prior to marketing authorization. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
We are a company with worldwide operations, which includes significant business operations in Europe, and our wholly owned subsidiary Zogenix Europe Limited is incorporated under the laws of England and Wales. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom as well as for the governments of other EU member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European pharmaceutical market.
Risks Related to Our Financial Position and Capital Requirements

The terms of our credit facility place restrictions on our operating and financial flexibility.
We have entered into a loan and security agreement, or the credit facility, with Oxford Finance LLC, or Oxford, as collateral agent, and the lenders party thereto from time to time, or the lenders, including Oxford and Silicon Valley Bank, or SVB, that is secured by substantially all of our personal property other than our intellectual property. The outstanding principal balance under the credit facility was $20.0 million at June 30, 2016.
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
ZX008, Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials. The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome at a single academic medical institution in Belgium. In January 2016 we initiated a Phase 3 clinical trial in the United States for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This study initiation followed FDA acceptance of our investigational new drug, or IND, application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies that will include two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. We intend to enroll 105 subjects in each of the two studies, with 35 patients in each treatment arm. The first study will be conducted in North America. The other study will be a multi-national study, conducted primarily in western Europe which commenced in June 2016. The primary endpoint of both trials is the change in frequency of convulsive seizures as compared to placebo. The key secondary endpoints include 40% and 50% responder analyses, which are important for European regulatory submissions, and the convulsive seizure free interval, which is of significant interest to parents and to patients. In addition, a one year, open-label safety study will be offered to eligible subjects who complete one of these trials. We expect to receive top-line results from the first trial in the first quarter of 2017 and the second trial in the second quarter of 2017. Additionally, we intend to initiate the enrollment of 90-100 patients, in the third quarter of this year, in our European study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime. However, we may not be able to identify and enroll sufficient study participants and interpret results on these timeframes, and consequently the completion of our Phase 3 clinical trials may be delayed.
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
None.
Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(7)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.7(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.8(6)	Warrant dated December 30, 2014 issued by the Registrant to Oxford Finance LLC

4.9(6)	Warrant dated December 30, 2014 issued by the Registrant to Silicon Valley Bank

10.1(8)	Controlled Equity OfferingSM Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.

10.2(9)	Independent Director Compensation Policy as amended and restated effective March 8, 2016

10.4(10)	Second Amendment to Loan and Security Agreement, dated June 17, 2016, by and among the Registrant, Oxford Finance LLC, as collateral agent for the Lenders named therein, and Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.

(6)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.

(8)	Filed with the Registrant's Registration Statement on Form S-3 on May 10, 2016.

(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2016.

(10)	Filed with the Registrant’s Current Report on Form 8-K on June 21, 2016.

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

ZOGENIX, INC.

Date:	August 9, 2016	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)