Form 10-Q
period 2016-09-30
ZOGENIX, INC.
filed 2016-11-08
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 3, 2016 was 24,790,989.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2016

		Page
PART I. FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Mine Safety Disclosures	34

Item 5	Other Information	34

Item 6	Exhibits	35

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$109,866	$155,349
Restricted cash	—	10,002
Trade accounts receivable, net	6,524	1,396
Inventory	9,412	12,030
Prepaid expenses and other current assets	9,467	5,518
Current assets of discontinued operations	6	208
Total current assets	135,275	184,503
Property and equipment, net	8,358	9,254
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	3,470	3,331
Total assets	$255,837	$305,822
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,107	$5,290
Accrued expenses	4,883	4,617
Accrued compensation	2,690	3,711
Common stock warrant liabilities	1,048	6,196
Long-term debt, current portion	—	6,321
Deferred revenue	1,194	945
Current liabilities of discontinued operations	1,203	2,906
Total current liabilities	14,125	29,986
Long term debt	21,845	15,899
Deferred revenue, less current portion	4,986	6,139
Contingent purchase consideration	53,800	51,000
Deferred income taxes	17,425	18,450
Other long-term liabilities	1,739	1,588
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized at September 30, 2016 and December 31, 2015; 24,791 and 24,772 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	563,623	558,251
Accumulated deficit	(421,731)	(375,516)
Total stockholders’ equity	141,917	182,760
Total liabilities and stockholders’ equity	$255,837	$305,822
See accompanying notes.

Zogenix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Contract manufacturing revenue	$6,345	$8,860	$17,537	$19,044
Service and other product revenue	225	260	327	2,057
Total revenue	6,570	9,120	17,864	21,101
Operating expense:
Cost of contract manufacturing	6,391	7,780	16,256	17,506
Royalty expense	78	106	224	249
Research and development	10,076	7,919	28,447	19,310
Selling, general and administrative	6,538	5,696	19,506	19,547
Change in fair value of contingent consideration	200	(300)	2,800	(1,900)
Total operating expense	23,283	21,201	67,233	54,712
Loss from operations	(16,713)	(12,081)	(49,369)	(33,611)
Other income (expense):
Interest expense, net	(567)	(718)	(1,788)	(2,259)
Loss on short-term investments	—	(5,485)	—	(5,485)
Change in fair value of warrant liabilities	(356)	(296)	5,148	(861)
Other (income) expense	25	103	2	(55)
Total other income (expense)	(898)	(6,396)	3,362	(8,660)
Net loss from continuing operations before income taxes	(17,611)	(18,477)	(46,007)	(42,271)
Income tax benefit	993	5,496	922	12,428
Net loss from continuing operations	(16,618)	(12,981)	(45,085)	(29,843)
Discontinued operations:
Net income (loss) from discontinued operations	(379)	(1,635)	(1,130)	64,829
Net income (loss)	$(16,997)	$(14,616)	$(46,215)	$34,986
Net income (loss) per share, basic and diluted: (1)
Continuing operations	$(0.67)	$(0.57)	$(1.82)	$(1.47)
Discontinued operations	$(0.02)	$(0.07)	$(0.05)	$3.19
Total	$(0.69)	$(0.65)	$(1.87)	$1.72
Weighted average shares outstanding, basic and diluted	24,791	22,613	24,780	20,332
Statements of Comprehensive Income (Loss)
Net income (loss)	$(16,997)	$(14,616)	$(46,215)	$34,986
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(3,933)	—	(5,485)
Reclassification of other-than-temporary loss on available-for-sale securities included in net income (loss)	—	5,485	—	5,485
Comprehensive income (loss)	$(16,997)	$(13,064)	$(46,215)	$34,986
1) The sum of net income (loss) per share amounts may not equal the totals due to rounding.

See accompanying notes.

Zogenix, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(46,215)	$34,986
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	5,203	5,981
Depreciation and amortization	966	1,234
Amortization of debt issuance costs and non-cash interest charges	954	684
Accrued income taxes	—	3,535
Impairment loss on investments	—	5,485
Gain on sale of business	—	(89,099)
Change in fair value of warrant liabilities	(5,148)	861
Change in fair value of contingent purchase consideration	2,800	(1,900)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,124)	4,918
Inventory	2,633	3,029
Prepaid expenses and other current assets	(3,863)	(2,299)
Other assets	(139)	999
Accounts payable and accrued expenses	(4,339)	(11,605)
Deferred income taxes	(1,025)	—
Deferred rent	(74)	(26)
Deferred revenue	(1,012)	(7,635)
Net cash used by operating activities	(54,383)	(50,852)
Investing activities:
Purchases of property and equipment	(103)	(214)
Proceeds from sale of business	—	80,926
Change in restricted cash from sale of business	10,002	(1,501)
Net cash provided by investing activities	9,899	79,211
Financing activities:
Proceeds of long-term debt	2,167	—
Repayment of revolving credit facility	—	(1,450)
Principal payments on long-term debt	(3,334)	—
Proceeds from exercise of common stock options and warrants	6	1,435
Proceeds from issuance of common stock, net	162	92,134
Net cash provided by (used in) financing activities	(999)	92,119
Net increase (decrease) in cash and cash equivalents	(45,483)	120,478
Cash and cash equivalents at beginning of period	155,349	42,205
Cash and cash equivalents at end of period	$109,866	$162,683

See accompanying notes.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation
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

2.	Summary of Significant Accounting Policies
Financial Statement Preparation and Use of Estimates
The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly owned subsidiary Zogenix Europe Limited (Zogenix Europe), which was incorporated under the laws of England and Wales in June 2010. All intercompany transactions and investments have been eliminated in consolidation. Zogenix Europe's functional currency is the U.S. dollar which is the reporting currency of the Company.
Restricted Cash
The Company had restricted cash in escrow as of December 31, 2015 to fund potential indemnification claims for 12 months from the closing date of its sale of the Zohydro ER business in April 2015. The Company received the full amount from escrow in April 2016. The Company classifies this cash flow as investing activities in the condensed consolidated statement of cash flows as the source of the restricted cash was related to the sale of the Zohydro ER business.
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
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities and contingent purchase consideration within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Assets
Cash equivalents(1)	$108,191	—	—	$108,191
Liabilities
Common stock warrant liabilities(2)	$—	—	1,048	$1,048
Contingent purchase consideration (3)	$—	—	53,800	$53,800
December 31, 2015
Assets
Cash equivalents(1)	$148,588	—	—	$148,588
Liabilities
Common stock warrant liabilities(2)	$—	—	6,196	$6,196
Contingent purchase consideration (3)	$—	—	51,000	$51,000

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the condensed consolidated balance sheets.

(2)
Common stock warrant liabilities were incurred in connection with the Company's July 2012 public offering of common stock and warrants and with the financing agreement (the Healthcare Royalty financing agreement) entered into with Healthcare Royalty Partners (Healthcare Royalty) (see Note 6), which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) expected volatility based upon the Company's historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty financing agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management's projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, and (b) an expected volatility rate using the Company's historical volatility through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement. The change in the fair value of the common stock warrant liabilities as of September 30, 2016 was primarily driven by the decrease in the market price of the Company's common shares at September 30, 2016 as compared against the December 31, 2015 measurement date.

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 (in thousands):

	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2015	$51,000	$6,196
Changes in fair value	2,800	(5,148)
Balance at September 30, 2016	$53,800	$1,048
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	2	1,786	2	1,786
Restricted stock units not yet vested and released	104	—	104	—
Total	106	1,786	106	1,786
Other Comprehensive Income (Loss)
The Company received shares of Pernix Therapeutics Holdings, Inc. common stock received as partial consideration for the sale of the Zohydro ER business in April 2015. The Company liquidated all of these investments during the fourth quarter of 2015.
Management classifies short-term investments as available-for-sale when acquired and evaluated such classification as of each balance sheet date. Short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss), a component of stockholders’ equity. The Company evaluates its short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Impairment is considered to be other than temporary if it is likely that the Company intended to sell the investments before the recovery of the cost basis. The Company recorded impairment charges of $5,485,000 for the three and nine months ended September 30, 2015.
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
Contract Manufacturing Revenue
The Company and Endo entered into a supply agreement in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under the terms of the supply agreement, the Company retains the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. The Company recognizes deferred revenue related to its supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. The Company recognizes revenue related to its sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a low single-digit mark-up, upon the transfer of title to Endo. The Company supplies Sumavel DosePro product based on non-cancellable purchase orders. The Company initially defers revenue for any consideration received in advance of services being performed and product being delivered, and recognizes revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight-year term of the supply agreement ending in May 2022. The Company continually evaluates the performance period and adjusts the period of revenue recognition if circumstances change. The Company recognized $(200,000) and $600,000 of contract manufacturing revenue in continuing operations during the three and nine months ended September 30, 2016, respectively, based on changes in estimated product to be delivered during the remaining term of the supply agreement. The effect of the changes in estimated future product delivery increased both total net loss per share from continuing operations and net loss per share by $0.01 for the three months ended September 30, 2016, and decreased both total net loss per share from continuing operations and net loss per share by $0.02 for the nine months ended September 30, 2016.
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
In August 2014, the FASB issued new accounting guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The

Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued guidance to revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.
In August 2016, the FASB issued guidance to clarify the classification of certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

3.	Inventory

Inventory consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$4,407	$3,775
Work in process	5,005	8,255
Total	$9,412	$12,030

4.	Discontinued operations

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
The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net product revenue	$(53)	$1,280	$238	$10,459

Operating expense:
Cost of product sold	—	182	15	2,134
Royalty expense	—	77	17	785
Research and development	—	(232)	—	5,596
Selling, general and administrative	414	472	1,424	14,706
Restructuring expense	—	20	—	588
(Gain) on sale of business	—	(46)	—	(89,099)
Total operating (income) expense	414	473	1,456	(65,290)
Other income	—	78	—	5,078
Net income (loss) from discontinued operations before tax	(467)	885	(1,218)	80,827
Income tax benefit (expense)	88	(2,520)	88	(15,998)
Net income (loss) from discontinued operations	$(379)	$(1,635)	$(1,130)	$64,829

The following table summarizes the assets and liabilities of discontinued operations as of September 30, 2016 and December 31, 2015 related to the Zohydro ER business (in thousands):

	September 30, 2016	December 31, 2015
Assets
Current assets
Prepaid expenses and other current assets	$6	$208
Total current assets of discontinued operations	6	208
Total assets of discontinued operations	$6	$208
Liabilities
Current liabilities
Accounts payable	$334	$—
Accrued expenses	869	2,796
Deferred revenue and other current liabilities	—	110
Total current liabilities of discontinued operations	1,203	2,906
Total liabilities of discontinued operations	$1,203	$2,906
There was no stock-based compensation or amortization expense related to discontinued operations for the nine months ended September 30, 2016. Total stock-based compensation expense related to discontinued operations was $905,000 and total amortization expense related to discontinued operations was $166,000 for the nine months ended September 30, 2015.

5.	Amendment of Loan and Security Agreement
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
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 1,973,025 shares of common stock and at September 30, 2016, warrants to purchase 1,901,918 shares of common stock are outstanding. The warrants are exercisable at an exercise price of $20.00 per share and will expire on July 27, 2017. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting period (see Note 2). None of these warrants were exercised during the three or nine months ended September 30, 2016 or the year ended December 31, 2015. The fair value of the warrants outstanding was approximately $968,000 and $6,069,000 as of September 30, 2016 and December 31, 2015, respectively.
In July 2011, upon the closing of and in connection with the Healthcare Royalty financing agreement, the Company issued a warrant to Healthcare Royalty exercisable into 28,125 shares of common stock. The warrant is exercisable at $72.00 per share of common stock and has a term of ten years. As the warrant contains covenants where compliance with such covenants may be outside of the Company’s control, the warrant was recorded as a current liability and is marked to market at each reporting date (see Note 2). The fair value of the warrant was approximately $80,000 and $127,000 as of September 30, 2016 and December 31, 2015, respectively.

7.	Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value of stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk free interest rate	1.1% to 1.3%	1.6%	1.1% to 1.4%	1.5% to 1.8%
Expected term	5.1 to 6.1 years	6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	77.0% to 78.1%	77.6%	77.0% to 78.1%	76.7% to 79.2%
Expected dividend yield	—%	—%	—%	—%
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
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of contract manufacturing	$98	$87	$294	$283
Research and development	532	364	1,449	774
Selling, general and administrative	1,311	905	3,460	4,019
Total	$1,941	$1,356	$5,203	$5,076
As of September 30, 2016, there was approximately $10,915,000 of total unrecognized compensation costs related to outstanding employee and board of director stock options which is expected to be recognized over a weighted average period of 2.5 years, and $670,000 of total unrecognized compensation costs related to unvested employee performance stock units which is expected to be recognized over a weighted average period of 1.5 years.
As of September 30, 2016, there were 35,771 unvested stock options and 7,500 unvested restricted stock units outstanding to consultants, with approximately $352,000 of related unrecognized compensation expense based on a September 30, 2016 measurement date. These unvested stock awards outstanding to consultants are expected to vest over a weighted average period of 2.7 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. The expense recognized from the revaluation of stock options and restricted stock units to consultants was immaterial for the three and nine months ended September 30, 2016 and 2015. The expense for awards issued to consultants is included in the condensed consolidated statements of operations and comprehensive income (loss) within selling, general and administrative expense.

8.	Income taxes

The Company recorded a tax benefit to continuing operations of $1,025,000 for the three and nine months ended September 30, 2016 related to tax rate reductions enacted in the United Kingdom in September 2016 which resulted in a decrease in the Company's deferred tax liability.
Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three and nine months ended September 30, 2016, the Company recognized net losses from both continuing and discontinued operations, and therefore no allocation of income tax was required. During the three and nine months ended September 30, 2015 the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $2,520,000 and $15,998,000, respectively, which is included in net income (loss) from discontinued operations in the condensed consolidated statement of operations and comprehensive income (loss). Accordingly, the Company recognized a related income tax benefit of $5,496,000 and $12,428,000 from continuing operations in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively. The remaining $3,535,000 income tax benefit to continuing operations was recognized throughout the remainder of 2015.

9.	Subsequent events

In October 2016, the Company completed an asset purchase agreement to acquire the global rights to a preclinical development program for orphan CNS disorders for $1,500,000. Under the asset purchase agreement, the Company is also obligated to make future milestone payments based on the successful achievement of certain defined development and sales milestones. The accounting for this transaction and estimated financial effect of these development milestones are being evaluated. Due to the preclinical stage of development and the nature of this arrangement, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
In October 2016, the Company amended its manufacturing services agreement with Patheon UK Limited to extend the term of the existing agreement through April 2017. Other terms of the existing agreement remain unchanged. The agreement may be extended further by agreement of both parties for additional terms prior to the expiration of the current term. Future minimum purchase commitments total $4,600,000 at September 30, 2016 through the term of the extended agreement.

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
Our lead product candidate is ZX008, low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and Europe for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ZX008 for the treatment of Dravet syndrome. We initiated Phase 3 clinical trials in January 2016 in the United States, and we initiated Phase 3 clinical trials in Europe in June 2016. We expect top-line results from these trials in the second quarter of 2017. Additionally, we initiated the enrollment of patients in our European study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime in the third quarter of this year. We obtained worldwide development and commercialization rights to ZX008 through our acquisition of Zogenix International Limited in October 2014.
We have an additional product candidate in development, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We began enrolling patients in a Phase 1b multi-dose clinical study for Relday in March 2015. On September 30, 2015, we announced positive top-line pharmacokinetic results from the Phase 1b study. Efforts with a third-party transaction advisory firm to help secure a global strategic development and commercialization partner for Relday are ongoing.
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
Contract Manufacturing Revenue
We and Endo Ventures entered into the Supply Agreement in connection with the sale of the Sumavel DosePro business to Endo in May 2014. Under terms of the Supply Agreement, we retain the sole and exclusive right and the obligation to manufacture or supply Sumavel DosePro to Endo. We recognize deferred revenue related to our supply of Sumavel DosePro as contract manufacturing revenue when earned on a "proportional performance" basis as product is delivered. We recognize revenue related to our sale of Sumavel DosePro product, equal to the cost of contract manufacturing plus a low single-digit mark-up, upon the transfer of title to Endo. We supply Sumavel DosePro product based on non-cancellable purchase orders. We initially defer revenue for any consideration received in advance of services being performed and product being delivered, and recognize revenue pursuant to the related pattern of performance, based on total product delivered relative to the total estimated product delivery over the minimum eight year term of the Supply Agreement ending in May 2022. We continually evaluate the performance period and will adjust the period of revenue recognition if circumstances change. The Company recognized ($0.2) million and $0.6 million of contract manufacturing revenue in continuing operations during the three and nine months ended September 30, 2016, respectively, based on changes in estimated product to be delivered during the remaining term of the supply agreement. The effect of the changes in estimated future product delivery increased both total net loss per share from continuing operations and net loss per share by $0.01 for the three months ended September 30, 2016, and decreased both total net loss per share from continuing operations and net loss per share by $0.02 for the nine months ended September 30, 2016.
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
There have been no significant changes in critical accounting policies during the three months ended September 30, 2016 as compared to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Comparison of the Three and Nine Months ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Contract manufacturing revenue	$6,345	$8,860	$(2,515)	(28.4)%	17,537	19,044	$(1,507)	(7.9)%
Service and other product revenue	225	260	(35)	(13.5)%	327	2,057	(1,730)	(84.1)%
Total revenue	$6,570	$9,120	$(2,550)	(28.0)%	$17,864	$21,101	$(3,237)	(15.3)%
Contract manufacturing revenue is recognized for Sumavel DosePro finished goods inventory that has been delivered to Endo Ventures Bermuda under the Supply Agreement, and includes a portion of deferred revenue recognized on a proportional performance method. Endo Ventures Bermuda pays us the costs associated with production of Sumavel DosePro plus a contractual mark-up for Sumavel DosePro product delivered under the terms of our Supply Agreement. The decrease in contract manufacturing revenue for the three and nine months ended September 30, 2016 as compared the same periods in 2015 was primarily as a result of decreases in costs of contract manufacturing billed to Endo under the terms of our Supply Agreement in 2016 as compared to the same period in 2015, as well as $1.1 million and $0.2 million in lower contract manufacturing revenue recognized based on changes in estimated product to be delivered during the remaining term of the supply agreement for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015.
Service and other product revenue recorded for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015 consisted of adjustments to estimated Sumavel DosePro returns reserves subsequent to the sale of the business in May 2014. For the nine months ended September 30, 2015, we recognized co-promotion revenue of $0.8 million earned in conjunction with an agreement that terminated in June 2015 in addition to revenue generated from Sumavel DosePro returns reserve adjustments.
Cost of Contract Manufacturing

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Cost of contract manufacturing	$6,391	$7,780	$(1,389)	(17.9)%	$16,256	$17,506	$(1,250)	(7.1)%
Costs of contract manufacturing consists primarily of materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Sumavel DosePro based on units sold to Endo, as well as the effect of changes in reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. It represents the cost of units recognized as contract manufacturing revenues in the period and the impact of underutilized production capacity and other manufacturing variances. The decrease in cost of contract manufacturing for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 resulted primarily from a decrease in units delivered under our Supply Agreement with Endo, offset by increases in excess capacity and scrap charges.
Royalty Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Royalty expense	$78	$106	$(28)	(26.4)%	$224	$249	$(25)	(10.0)%
Royalty expense reflects both the amortization of the milestone payment related to technology that we have licensed and immaterial adjustments to previously estimated royalty liabilities based on actual sales results. We expect royalty expense to remain consistent in the near term as we advance our product development plans.

Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Research and development	$10,076	$7,919	$2,157	27.2%	$28,447	$19,310	$9,137	47.3%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
ZX008	$7,275	$1,947	$20,321	$5,754
Relday	58	3,402	438	7,571
Other(1)	2,743	2,570	7,688	5,985
Total	$10,076	$7,919	$28,447	$19,310

(1)
Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis as well as development costs incurred for other product candidates.

We acquired ZX008 with our acquisition of Zogenix International Limited in October 2014 and have subsequently incurred expenses as we proceed with our Phase 3 clinical trials for ZX008 which commenced in January 2016. Expenses for Relday decreased for the three and nine months ended September 30, 2016 as compared to the same period in 2015 as we initiated a multi-dose clinical study for Relday in the first quarter of 2015 which concluded later in 2015. We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We expect our research and development expenses for the remainder of 2016 to exceed amounts incurred in the same period in 2015 as we continue to conduct our Phase 3 studies for ZX008.
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Selling expense	$1,119	$968	$151	15.6%	$3,938	$2,430	$1,508	62.1%
General and administrative expense	5,419	4,728	691	14.6%	15,568	17,117	(1,549)	(9.0)%
Total selling, general and administrative	$6,538	$5,696	$842	14.8%	$19,506	$19,547	$(41)	(0.2)%

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
Selling expense increased for the three and nine months ended September 30, 2016 from the same periods in 2015 due primarily to market research and pre-commercial analysis expenses related to ZX008. General and administrative expenses increased for the three months ended September 30, 2016 as compared to the same period in 2015 due to increased professional services utilized as well as costs incurred in conjunction with the relocation of our administrative functions to our Emeryville headquarters. General and administrative expenses decreased for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to realignment of our medical affairs department from general and administrative responsibilities to research and development roles following the divestiture of our Zohydro ER business in April 2015. Also, additional professional fees were incurred during these periods during 2015 in connection with the sale of the Zohydro ER business and our stock recapitalization.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Change in fair value of contingent consideration	$200	$(300)	$500	(166.7)%	$2,800	$(1,900)	$4,700	(247.4)%
The contingent consideration liability results from our acquisition of Zogenix International Limited in October 2014 in connection with the estimated completion of certain future performance milestones related to ZX008. At each reporting period, the remaining estimated liability is determined by applying the income approach which utilizes variable inputs, such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. This change is reflected in the balance of the estimated fair value of the contingent consideration (income) expense. The change in fair value of contingent consideration income for the three months ended September 30, 2016 from the same period in 2015 resulted primarily from a increase in our estimated risk-free adjusted discount rate used in the September 30, 2016 valuation from the rates used at June 30, 2016 as well as a reduction of the estimated time remaining to pay out the liability based on the passage of time from the previous period. The change in fair value of contingent consideration income for the nine months ended September 30, 2016 as compared to 2015 also resulted from a decrease in our estimated risk-free adjusted discount rate and a change in the expected timing of milestone payments from the previous December 31, 2015 and 2014 measurement dates.
Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Interest expense, net	$(567)	$(718)	$151	(21.0)%	$(1,788)	$(2,259)	$471	(20.8)%
Loss on short-term investments	$—	$(5,485)	$5,485	(100.0)%	$—	$(5,485)	$5,485	(100.0)%
Change in fair value of warrant liabilities	$(356)	$(296)	$(60)	20.3%	$5,148	$(861)	$6,009	(697.9)%
Other income expense	$25	$103	$(78)	(75.7)%	$2	$(55)	$57	(103.6)%
Total other income (expense)	$(898)	$(6,396)	$5,498	(86.0)%	$3,362	$(8,660)	$12,022	(138.8)%
Interest Expense, net. During the three and nine months ended September 30, 2016 and 2015, interest expense was incurred primarily in conjunction with our term loan with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB. The change in interest expense, net for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 resulted primarily from interest income generated on higher cash deposit balances subsequent to the receipt of proceeds on the sale of our Zohydro ER business in April 2015 and proceeds of our equity offering in August 2015.

Loss on Short-term Investments. We acquired shares of Pernix Therapeutics Holdings, Inc. in conjunction with our sale of the Zohydro ER business in April 2015 which were classified as short-term investments. Each reporting period, we recorded any changes in the fair value of the short-term investments as described in Note 2 to the condensed consolidated financial statements. We also evaluated our short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value had been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based upon these factors, we determined that our short-term investments were other than temporarily impaired and adjusted their basis to the estimated fair value, which was recorded as a loss on short-term investments, during the three and nine months ended September 30, 2015. This adjusted basis was used going forward to evaluate future potential other than temporary impairment of the short-term investments. The short-term investments were subsequently sold and the remaining unrealized loss was recognized in the condensed consolidated statement of operations for the three months ended December 31, 2015.
Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 2 to our condensed consolidated financial statements. The expense recorded for the three months ended September 30, 2016 and three and nine months ended September 30, 2015 was primarily driven by the increase in our stock price at each reporting date as compared to the previous measurement dates. The income recorded for the nine months ended September 30, 2016 resulted from lower stock price, lower volatility and the shorter remaining term for the potential exercise of the warrants from the previous measurement date of December 31, 2015.
We expect this amount to continue to fluctuate in the near term based on changes to our stock price and other valuation inputs.
Other Expense. Other expense consists primarily of foreign currency transaction gains and losses resulting from transactions conducted in the British pound sterling and Euro.
Income Tax Benefit
We recorded a tax benefit to continuing operations of $1.0 million for the three and nine months ended September 30, 2016 related to tax rate reductions enacted in the United Kingdom in September 2016 which resulted in a decrease in our deferred tax liability.
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. During the three and nine months ended September 30, 2016 we recognized net losses from both continuing and discontinued operations, and therefore no allocation of income tax was required. During the three and nine months ended September 30, 2015, we recognized net income from discontinued operations, and, as a result, recorded income tax expense of $2.5 million and $16.0 million, respectively, which is included in net income (loss) from discontinued operations. Accordingly, we recognized a related income tax benefit of $5.5 million and $12.4 million from continuing operations for the three and nine months ended September 30, 2015, respectively. The remaining income tax benefit to continuing operations was recognized throughout the remainder of 2015.
Discontinued Operations
On March 10, 2015, we entered into the Asset Purchase Agreement with Pernix whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser. Our condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated balance sheet reflect the financial results from the Zohydro ER business as discontinued operations for all periods presented.
For the three and nine months ended September 30, 2016 and three months ended September 30, 2015, activity reflected in the condensed consolidated statements of operations and comprehensive income (loss) consists of product delivered prior to the sale of the business for which revenue and related costs were deferred until the right of return no longer exists in accordance with our revenue recognition policy, net of adjustments, as well as legal costs incurred. Activity reflected in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2015 also includes results of our commercial operations prior to the sale of the Zohydro ER business in April 2015.

Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception, and as of September 30, 2016, had an accumulated deficit of $421.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year as we continue to incur costs related to the clinical development for ZX008. As of September 30, 2016, we had cash and cash equivalents of $109.9 million.
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
Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of September 30, 2016, along with our projected contract manufacturing revenues will be sufficient to fund our operations for at least the next twelve months. We will need to obtain additional funds to finance our operations beyond that point, or possibly earlier. We intend to raise additional capital, if necessary, through public or private equity offerings, debt financings or through collaborations or partnerships with other companies. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.
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

We may prepay the outstanding principal balance of the term loan subject to a prepayment fee. The credit facility also includes events of default, as defined in the Loan and Security Agreement, which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility. At September 30, 2016, we had received the original term loan proceeds of $20.0 million and additional proceeds upon executing the Second Amendment, net of loan-related fees, that are included in our cash and cash equivalents balance. The loans will be used for working capital and general business purposes.
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
The following table summarizes our cash flows provided by (used in) continuing operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(54,383)	$(50,852)
Investing activities	9,899	79,211
Financing activities	(999)	92,119
Increase (decrease) in cash and cash equivalents	$(45,483)	$120,478
Operating Activities: Net cash used for nine months ended September 30, 2016 primarily reflects the use of cash for operations, adjusted for non-cash charges including a $5.1 million change in fair value of warrant liabilities offset by $5.2 million of stock based compensation and $2.8 million change in the fair value of contingent consideration, as well as cash provided based on lower inventory balances of $2.6 million, offset by cash used of $5.1 million due to lower accounts receivable, $4.3 million related to reduction of our accounts payable and accrued expenses and $3.9 million of lower prepaid expenses and other current assets as compared to the same period in 2015. Significant working capital uses of cash for the nine months ended September 30, 2016 include personnel-related costs, research and development costs (primarily for ZX008) and other professional services, including legal and accounting services.
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
Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2016 was primarily attributable to the release of restricted cash from escrow in connection with the sale of our Zohydro ER business. Net cash provided by investing activities for the nine months ended September 30, 2015 was primarily attributable to the proceeds from the sale of our Zohydro ER business.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2016 represents principal payments made on our term loan and proceeds from stock purchases made in accordance with our employee stock purchase plan during the period, offset by proceeds from our amended term loan with Oxford and SVB. Net cash provided by financing activities for the nine months ended September 30, 2015 consists of net proceeds from our public equity offering of $92.0 million and $1.4 million from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset by the repayment of our revolving credit facility advance of $1.4 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2016 consisted of cash and money market funds. The primary objective of our investment activities is to preserve principal. Instruments that meet this objective include commercial paper, money market funds and government and non-government debt securities. To minimize this risk, we intend to continue to maintain our portfolio of cash and money market funds, and due to their short-term nature, we believe that there is no material exposure to interest rate risk.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The safety and effectiveness of ZX008 has been evaluated in a single, continuing, long-term, open-label, study in patients with Dravet syndrome in Belgium. In January 2016, we initiated a Phase 3 clinical trial in North America for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This followed FDA acceptance of our investigational new drug, or IND, application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies that will evaluate two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. We intend to enroll 105 subjects in each of the two studies, with 35 patients in each treatment arm. The first study is being conducted in North America. The other Phase 3 study is a multi-national study, conducted primarily in western Europe, which commenced in June 2016. In addition, a one-year, open-label safety study will be offered to eligible subjects who complete one of these trials. We expect to receive top-line results from each of these trials in the second quarter of 2017. Additionally, we initiated enrollment of patients in our European study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime in the third quarter of this year. However, we may not be able to identify and enroll sufficient study participants and interpret results on these timeframes, and consequently the completion of our Phase 3 clinical trials may be delayed.
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

•
retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues or for any other reason they choose, or who are lost to further follow-up;

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
If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. In the European Union, Canada and Japan, Diacomit (stiripentol) by Laboratoires Biocodex has been approved and is being commercialized as an adjunctive therapy (in combination with sodium valproate and clobazam) for the treatment of Dravet syndrome; stiripentol, while not yet approved by FDA, is available to patients in the United States via the FDA’s Personal Importation Policy. Epidiolex®, a cannabinoid drug, which is being developed by GW Pharmaceuticals, has received an orphan designation by the EMA for the treatment of Dravet syndrome and by the FDA for the treatment of Dravet and Lennox-Gastaut syndromes, as well as fast track status by the FDA for the treatment of Dravet syndrome. In March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex for the treatment of Dravet syndrome, and in June and September 2016 announced positive results from its two Phase 3 clinical trials for Epidiolex for the treatment of Lennox-Gastaut syndromes, with the drug achieving its primary study endpoints in all three trials. GW Pharmaceuticals is currently conducting an additional Phase 3 study in Dravet syndrome and has announced they intend to file an NDA for both indications in 2017. Insys Therapeutics has advanced its pharmaceutical cannabinoid program, which has received orphan drug designation and fast track status by the FDA for use of cannabidiol as a potential treatment for Dravet syndrome. Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which are acute prolonged seizures that can be associated with Dravet syndrome, as well as other seizure conditions.
If approved for the treatment of schizophrenia, we anticipate that Relday will compete against other marketed, branded and generic, typical and atypical antipsychotics, including both long-acting injectable and oral products. Currently marketed long-acting injectable atypical antipsychotic products include Risperdal Consta, Invega Sustenna and Invega Trinza marketed by Janssen Pharmaceuticals, Zyprexa Relprevv marketed by Eli Lilly & Company, Aristada marketed by Alkermes plc and Abilify Maintena (apripiprazole) marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S. Currently approved and marketed oral atypical antipsychotics include Risperdal (risperidone) and Invega (paliperidone) marketed by Janssen Pharmaceuticals, generic risperidone, Zyprexa (olanzapine) marketed by Eli Lilly and Company, Seroquel (quetiapine) marketed by AstraZeneca plc, Abilify (aripiprazole) marketed by BMS/Otsuka Pharmaceutical Co., Ltd., Geodon (ziprasidone) marketed by Pfizer, Fanapt (iloperidone) marketed by Vanda Pharmaceuticals, Inc., Saphris (asenapine) marketed by Merck & Co., Latuda (lurasidone) marketed by Dainippon Sumitomo Pharma and generic clozapine. Finally, in addition to these currently marketed products, we may also face competition from additional long-acting injectable product candidates that could be developed by the large companies listed above, as well and by other pharmaceutical companies such as Teva, Braeburn Pharmaceuticals, Laboratorios Farmaceuticos Rovi SA, Indivior PLC and Luye Pharma Group, Ltd., each of which has announced they are developing long-acting antipsychotic product candidates. In May 2015, Janssen Pharmaceuticals announced that the FDA approved Invega Trinza, a three-month long-version of paliperidone palmitate, for the treatment of schizophrenia in patients adequately treated with Invega Sustenna for at least four months. Also in May 2015, Indivior PLC announced positive top-line results from its Phase 3 clinical trial of RBP-7000, an investigational drug formulation of risperidone for the treatment of schizophrenia that is intended to require once-monthly dosing. In October 2015, Alkermes plc announced that the FDA approved Aristada (aripiprazole lauroxil) extended-release injectable suspension for the treatment of schizophrenia, which offers once-monthly and six-week dosing options.
We expect ZX008, Relday and any of our other product candidates, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
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

From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. For example, in October 2014, we completed the acquisition of Brabant, which owns worldwide development and commercialization rights to ZX008 for the treatment of Dravet syndrome, and in October 2016, we completed an asset purchase agreement to acquire the global rights to a preclinical development program for orphan CNS disorders. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

WE conduct research and development activities in the United Kingdom and some of the payments for these activities are denominated in Euros and U.K. pounds sterling. As a result, we are exposed to foreign exchange risk, and our results of operations may be impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling, such as the decline in value of the U.K. pound sterling following the results of the United Kingdom’s referendum on withdrawal from the European Union. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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
We have entered into a loan and security agreement, or the credit facility, with Oxford Finance LLC, or Oxford, as collateral agent, and the lenders party thereto from time to time, or the lenders, including Oxford and Silicon Valley Bank, or SVB, that is secured by substantially all of our personal property other than our intellectual property. The outstanding principal balance under the credit facility was $20.0 million at September 30, 2016.
The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and undergoing a change in control, in each case subject to certain exceptions.
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and one or more judgments against us in an amount greater than $400,000, individually or in the aggregate.
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
We currently are developing ZX008 for the treatment of seizures associated with Dravet syndrome and Relday for the treatment of the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market ZX008, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates or that any such product candidates will be successfully commercialized.
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
Product candidates such as ZX008 and Relday, and any of our other product candidates, may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a risk evaluation and mitigation strategy, or REMS program, which limits the labeling, distribution or promotion of a drug product.

ZX008, Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials. The safety and effectiveness of ZX008 has been evaluated in a continuing, long-term, open-label, study in patients with Dravet syndrome at a single academic medical institution in Belgium. In January 2016 we initiated a Phase 3 clinical trial in the United States for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This study initiation followed FDA acceptance of our investigational new drug, or IND, application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies that will include two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. We intend to enroll 105 subjects in each of the two studies, with 35 patients in each treatment arm. The first study will be conducted in North America. The other study will be a multi-national study, conducted primarily in western Europe which commenced in June 2016. The primary endpoint of both trials is the change in frequency of convulsive seizures as compared to placebo. The key secondary endpoints include 40% and 50% responder analyses, which are important for European regulatory submissions, and the convulsive seizure free interval, which is of significant interest to parents and to patients. In addition, a one-year, open-label safety study will be offered to eligible subjects who complete one of these trials. We expect to receive top-line results from each of these trials in the second quarter of 2017. Additionally, we intend to initiate the enrollment of patients in our European study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime in the fourth quarter of this year. However, we may not be able to identify and enroll sufficient study participants and interpret results on these timeframes, and consequently the completion of our Phase 3 clinical trials may be delayed.
We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of ten patients at a 100 mg dose of the same formulation and announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension positioned us to begin a multi-dose clinical trial, which will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We started this multi-dose clinical trial in the first half of 2015, and we announced positive top-line pharmacokinetic data in September 2015. Based on this data, we have initiated efforts to secure a global strategic development and commercialization partner for Relday to support the continued development of Relday. If we are unable to secure such a partner on favorable terms, or at all, we will evaluate the continued development of Relday.
If we are unable to obtain regulatory approval for ZX008, Relday or any other product candidates on the timeline we anticipate, we may not be able to execute our business strategy effectively and our ability to generate revenues may be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(7)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.7(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.8(6)	Warrant dated December 30, 2014 issued by the Registrant to Oxford Finance LLC

4.9(6)	Warrant dated December 30, 2014 issued by the Registrant to Silicon Valley Bank

10.1	Amendment #3 to the Manufacturing Services Agreement dated as of August 23, 2016 by and between the Registrant and Patheon UK Limited

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

ZOGENIX, INC.

Date:	November 7, 2016	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2016	By:	/s/ Ann D. Rhoads
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)