Form 10-K
period 2016-12-31
ZOGENIX, INC.
filed 2017-03-10
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
Form 10-K
 ____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $142.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $8.05 per share.
As of March 6, 2017, there were 24,813,169 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

ZOGENIX, INC.
FORM 10-K
For the Year Ended December 31, 2016

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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for ZX008, Relday and other product candidates, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Source Healthcare Analytics, Source® Pharmaceutical Audit Suite (PHAST) Institution/Prescription, Source® PHAST Prescription, Source® Prescriber or Source® Dynamic Claims. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.
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

Item 1. Business
Overview
We are a pharmaceutical company committed to developing and commercializing central nervous system, or CNS, therapies that address specific clinical needs for people living with orphan and other CNS disorders. Our current primary area of therapeutic focus is epilepsy and related seizure disorders.
We have worldwide development and commercialization rights to ZX008, our lead product candidate. ZX008 is a low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and the European Union (EU) for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the FDA, for ZX008 for the treatment of Dravet syndrome. We initiated Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Additionally, we initiated the enrollment of patients for our study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime in September 2016 in Europe and in February 2017 initiated the Phase 3 clinical efficacy portion of this study (Study 1504), which now includes sites in in the U.S. and Canada, in addition to Europe. In January 2017, we announced our plan to report top-line results from studies 1501 and 1502 via a merged study analysis approach whereby top-line results from the first half of the combined patient population of studies 1501 and 1502 would be reported initially as “Study 1”. We expect to report top-line results from Study 1 in the third quarter of 2017 and additional Phase 3 data to be released over the remainder of year.
Beginning in first quarter of 2016, we funded an open-label dose-ranging twenty-patient investigator initiated study in patients with Lennox Gastaut Syndrome, or LGS, another rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Refractory LGS patients were treated with ZX008 as an adjunctive therapy for seizures associated with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 open-label, dose-finding study at the American Epilepsy Society Meeting. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severely refractory LGS, despite not attempting to dose to maximal efficacy as per protocol, with seven out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures. In addition, ZX008 was generally well tolerated. This data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS. Based on the strength of the LGS data generated, we plan to submit an investigational new drug, or IND, application in the first quarter of 2017 and initiate a Phase 3 program for ZX008 in LGS in the second half of 2017. In February 2017, ZX008 received orphan drug designation for the treatment of LGS in the EU.
We have an additional product candidate, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We completed the Phase 1b multi-dose clinical study for Relday in 2015, and efforts to secure a global strategic development and commercialization partner for Relday are ongoing.
We sold our Zohydro ER® business in April 2015 to enable us to focus on development of our CNS product candidates and to enhance our financial strength. Zohydro ER (hydrocodone bitartrate) is an extended-release capsule oral formulation of hydrocodone without acetaminophen.
We sold our Sumavel® DosePro® (sumatriptan injection) Needle-free Delivery System business in May 2014 to Endo International Plc, or Endo. In connection with the sale, we entered into a supply agreement for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo. We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.
Our Strategy
We are committed to providing therapeutic solutions for people living with rare and burdensome conditions of CNS disorders. Our strategy centers on advancing late-stage product candidates and identifying clear pathways for clinical development and regulatory approval in order to provide access to differentiated medicines that can make meaningful improvements in patients’ daily lives. The key elements of our strategy are:
Rapidly advancing ZX008 through clinical development and regulatory approval. We are currently conducting three Phase 3 clinical trials to evaluate ZX008 as an adjunctive therapy for seizures associated with Dravet syndrome. The studies continue to enroll patients in the United States and internationally. We expect to announce initial top-line data in the third quarter of 2017 and additional Phase 3 data to be released over the remainder of year.

Developing ZX008 for the treatment of Lennox-Gastaut syndrome. We are planning to initiate a Phase 3 program to evaluate ZX008 as an adjunctive therapy for seizures associated with LGS in the second half of 2017. In February 2017, ZX008 received orphan drug designation for the treatment of LGS in the EU.
Identifying differentiated, late-stage product development candidates in the therapeutic area of CNS for acquisition and further development. Our business development team continues to seek and evaluate differentiated, high-value licensing and product acquisition opportunities that would build our CNS product candidate pipeline and effectively leverage our capabilities in the United States and Europe.
Evaluating ZX008 for potential treatment of other forms of orphan pediatric epilepsy. In addition to Dravet syndrome and LGS, we believe that the unique mechanism of action of ZX008 has the potential to treat other epileptic encephalopathies where there is a significant unmet medical need. We expect to continue to evaluate its potential in additional indications.
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
ZX008 (Low-Dose Fenfluramine) for the Treatment of Dravet Syndrome

Dravet syndrome is a rare form of channelopathy in which intractable epilepsy is one of the most significant and devastating symptoms. Children and young adults with Dravet syndrome experience debilitating, persistent and potentially life-threatening seizures beginning in the first year of life.  Seizures continue throughout their lifetime and are drug resistant, meaning that currently available medications are not able to achieve complete seizure control and, in some cases, worsen the condition.  Individuals with Dravet syndrome face a higher incidence of Status Epilepticus and Sudden Unexplained Death in Epilepsy, or SUDEP. These patients suffer from severe cognitive and developmental impairment throughout life, as well as neurobehavioral disorders such as autistic-like behavior and attention deficit hyperactivity disorder. The prognosis for patients with Dravet syndrome to become seizure free is poor. There are estimated to be between 16,000 and 29,000 patients living with Dravet syndrome in the United States and Europe, respectively. A recent study by Wu et. al. published by the American Academy of Pediatrics in 2015 reported an incidence of 1 per 15,700 people in the U.S population.

There are currently no FDA-approved treatments indicated for the treatment of seizures associated with Dravet syndrome. The standard of care usually involves a combination of the following anticonvulsant drugs: clobazam, clonazepam, leviteracetam, topirimate, valproic acid, ethosuximide and zonisamide. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of seizures associated with Dravet syndrome in conjunction with clobazam and valproate. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001.  In the United States, stiripentol is not FDA-approved and can only be obtained via the FDA’s Personal Importation Policy, or PIP. Sodium channel blocking anticonvulsant drugs often used to treat most other epilepsy conditions increase seizure frequency in patients with Dravet syndrome. Management of this disease may also include a nonpharmacologic treatments, including ketogenic diet and vagal nerve stimulation.

Fenfluramine was originally developed and approved as an anorectic agent for the treatment of adult obesity. However, pre-clinical and clinical evidence of the drug’s ability to treat epileptic seizures was first described in the 1980s. When fenfluramine was withdrawn from the market in 1997 because of an unacceptable risk of the occurrence of serious heart valve defects and pulmonary hypertension in the treated adult obese patient population, academic pediatric neurologists in Belgium continued to evaluate low doses of fenfluramine in a small number of Dravet syndrome patients under a government approved protocol. Their open-label study, which continues today, evaluated the safety and effectiveness of low-dose fenfluramine to reduce seizures in refractory Dravet syndrome patients. In December 2016, we presented the most recent analyses of these Dravet syndrome patients being treated in Belgium under this government approved protocol at the American Epilepsy Society Meeting. There are ten original patients who started treatment with fenfluramine prior to 2010 and now have been treated with low-dose fenfluramine for a mean of 17.5 years (range: 7-28 years). Low-dose fenfluramine continues to provide these patients with long-term, durable seizure control. For the most immediate past six years of treatment, three patients were seizure-free for the entire six years and four patients experienced seizure-free intervals of at least two years. None of these patients has developed any clinically meaningful signs or symptoms of cardiac valvulopathy or pulmonary hypertension, while two patients had mild and stable cardiac valve thickening on the most recent cardiac echocardiogram that was deemed to be clinically unimportant. After 2010, an additional nine Dravet syndrome patients started adjuvant treatment with low-dose fenfluramine and have been treated for an average duration of 2.1 years (range, 0.8-5.6 years). For these additional nine patients, the median reduction in major motor seizures has been 76% and there has been no evidence of cardiac valvulopathy or pulmonary hypertension in any patient. For all Dravet syndrome patients treated with low dose fenfluramine in this Belgian study, no patient has stopped treatment for any adverse event.

Because of the known cardiac side effects of fenfluramine, the ongoing study requires periodic evaluations of the heart and, in particular, the heart valves using echocardiography. Overall, low-dose fenfluramine has been shown to be well tolerated and side-effects of treatment have been mild and transient over the entire 28-year study period. There have been no clinically significant findings related to cardiac valvulopathy. In addition, there have been no reports of pulmonary hypertension and there have been no deaths.

ZX008 has received orphan drug designation in the United States and EU for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the FDA for ZX008 for the treatment of Dravet syndrome.

Formal meetings have been held with the regulatory agencies in the United States and EU to obtain concurrence on remaining pre-clinical and clinical requirements for approval. Based upon this information, we believe two successful pivotal placebo-controlled Phase 3 studies in Dravet syndrome will support regulatory approval of ZX008 in the United States and one pivotal study will support regulatory approval in Europe. Our IND application for ZX008 for the treatment of Dravet syndrome became effective in December 2015. The Phase 3 program for ZX008 includes three randomized, double-blind placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome: identical Studies 1501 and Study 1502, which are evaluating two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), and Study 1504, that is evaluating a single dose a ZX008 (0.5 mg/kg/day, up to a maximum daily dose of 20 mg, which has been shown to be equivalent to 0.8mg/kg/day in patients not taking stiripentol), in patients taking stiripentol, clobazam and valproate. The primary objective of the clinical trials will be to compare the reduction in convulsive seizures experienced by participants after treatment with ZX008 compared to treatment with a placebo. We have recently modestly expanded the target number of subjects for studies 1501 and 1502 and now intend to enroll 120 subjects in each of the two studies, with 40 subjects in each treatment arm rather than the originally planned 35/arm, due to results from a Dravet syndrome study that reported high variability between the treated group and placebo. Study 1501 commenced in January 2016 and is being conducted in North America. Study 1502 is a multi-national study commenced in June 2016 and is being conducted primarily in western Europe. Study 1504 is also a multi-national study commenced in the third quarter 2016 and is being conducted in western Europe and North America. In February 2017, we announced our plan to report top-line results from studies 1501 and 1502 via a merged study analysis approach whereby top-line results from the first half of the combined patient population of studies 1501 and 1502 would be reported as “Study 1”. We expect to report top-line results from Study 1 in the third quarter of 2017 and additional Phase 3 data to be released over the remainder of year. Patients completing the Phase 3 trials are given the opportunity to enroll in an open label long-term extension safety study.

We are conducting the study 1504 in Dravet syndrome patients who are poor responders to a stiripentol treatment regimen not only as a pivotal Phase 3 trial, but to also demonstrate the potential incremental benefit of ZX008 as compared to stiripentol, which is required to maintain ZX008 orphan drug status in the EU. We also expect that this study will be important for future market positioning and reimbursement of ZX008 in Europe.

We are currently developing the appropriate elements of a specific risk evaluation and mitigation strategy, or REMS, to support and maintain a long-term favorable benefit-risk profile for ZX008 in the United States, as well as a similar risk mitigation plan (RMP) for Europe. This is consistent with other drugs with known safety issues that are approved for serious diseases with high unmet need. We intend to submit an NDA and marketing authorization application for ZX008 for the treatment of Dravet syndrome in 2018.
ZX008 for the Treatment of Lennox-Gastaut Syndrome

Lennox-Gastaut syndrome (LGS) is a severe form of epilepsy that typically becomes apparent during infancy or early childhood. Affected children experience generalized tonic-clonic seizures, tonic seizures, atonic seizures, and tonic/atonic seizures, all of which most often can result in “drop attacks.” Other seizure types that occur in some LGS patients include atypical absences, non-convulsive seizures, focal seizures, and myoclonic seizures. Children with LGS also develop cognitive dysfunction, delays in reaching developmental milestones and behavioral problems. LGS can be caused by a variety of underlying conditions, but in some cases no cause can be identified.

LGS has an estimated prevalence of 15 per 100,000. It affects over 30,000 children and adults in the U.S and over 50,000 individuals in the EU. There is no specific therapy for LGS that is effective in all cases and the disorder has proven particularly resistant to most therapeutic options. The three main therapeutic options for the treatment of LGS are anti-epileptic drugs (AEDs), dietary therapy (typically the ketogenic diet) or surgery (VNS therapy or corpus callosotomy). AEDs are usually given to individuals with LGS, but the individual response is highly variable. However, because individuals with LGS rarely respond successfully to one AED, they most often require therapy with multiple types of AEDs. Although a variety of specific drugs have been approved by the FDA and/or EMA for the treatment of LGS including Topiramate, Lamotrigine, Clobazam, Rufinamide, Felbamate and Clonazepam, these medications typically have limited success and in addition, are often associated with significant side effects, especially in individuals who receive multidrug, high-dose regimens. Similarly, a non-FDA/EMA approved AED, valproate (valproic acid), while generally considered the first-line therapy for LGS, rarely results in significant seizure reduction and often causes side effects as well. Furthermore, all current AEDs can also become less effective over time.
Beginning in first quarter of 2016, we funded an open-label dose-ranging twenty-patient investigator initiated study in patients with LGS. Refractory LGS patients were treated with ZX008 as an adjunctive therapy for seizures associated with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 open-label, dose-finding study at the American Epilepsy Society Meeting. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severely refractory LGS, despite not attempting to dose to maximal efficacy as per protocol, with seven out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures. In addition, ZX008 was generally well tolerated. This data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS. Based on the strength of the LGS data generated, we plan to submit an IND application in the first quarter of 2017 and initiate a Phase 3 program for ZX008 in LGS in the second half of 2017. In February 2017, ZX008 received orphan drug designation for the treatment of LGS in the EU.

We also intend to evaluate additional indications in other orphan pediatric epilepsy conditions in the future.

Relday for the Treatment of Schizophrenia
Relday is a proprietary, long-acting injectable formulation of risperidone using Durect Corporation’s SABER™ controlled-release formulation technology. If successfully developed and approved, we believe Relday may be the first subcutaneous antipsychotic product with once-monthly dosing. We believe Relday’s simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume versus currently marketed long-acting injectable antipsychotics could provide an important alternative to currently marketed long-acting injectable antipsychotics as well as a new long-acting treatment option for patients that currently use daily oral antipsychotic products.
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
In September 2015, we announced the results of our Phase 1b multi-dose parallel group clinical trial which was conducted as a single-center, open-label, safety and pharmacokinetic trial of 60 patients with chronic, stable schizophrenia or schizoaffective disorder across a dose range of 60, 90 and 120 mg every four weeks. The study included a comparator arm of Risperdal Consta, a form of risperidone that requires oral supplementation for the first three weeks following dosing initiation, and at least four Risperdal Consta doses are required to reach steady state. The results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. In addition, dose proportionality was confirmed across the dose range intended for clinical practice (60 to 120 mg). Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and our previous Phase 1 single-dose clinical trial. The results of this trial and activities regarding manufacturing scale-up will put us in position to have an end of Phase 2 meeting with the FDA. Efforts to secure a global strategic development and commercialization partner for Relday are ongoing.
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
First line therapy for most schizophrenia patients today are drugs generally known as atypical or second generation antipsychotics. Patient compliance with medication has been a long-standing problem in the treatment of schizophrenia. Results from the Clinical Antipsychotic Trials in Intervention Effectiveness conducted between 2001 and 2004, and published in The

New England Journal of Medicine in 2005, indicated that over 70% of schizophrenia patients became non-compliant with their medication within 18 months of commencing therapy.
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
According to data from IMS (Source: IMS Midas US Manufacturer Dollars, January 2014-December 2014), the global long acting atypical injectable antipsychotic market was $3.28 billion in 2014. The existing long-acting injectable risperidone product, Risperdal Consta, achieved global net sales of $1.24 billion in 2014, according to IMS, and has a wholesale acquisition cost of approximately $397 per bi-weekly dose, or approximately $795 per month, for the 25 mg dosage strength (Source: Gold Standard). Finally, in the United States, prescribers of long-acting antipsychotics are highly concentrated with approximately 25,700 total prescribers of long-acting injectable products, including approximately 13,500 psychiatrists in 2016 (Source: PHAST Prescription, January 2016–December 2016).
Market research conducted on our behalf by bioStrategies Group in 2013 and 2015 indicates that psychiatrists in the United States and Europe see significant potential advantages for Relday over the currently marketed long-acting risperidone injectable. We believe on the basis of our clinical development work and market research that, if successfully developed and approved, Relday could potentially provide a significant improvement over existing treatment options for patients suffering from schizophrenia as a result of:

•
Therapeutic plasma levels on first day: Relday has demonstrated in two Phase 1 studies in schizophrenic patients the ability to achieve therapeutic plasma levels of risperidone within 24 hours of initial dosing with an acceptable initial burst (i.e., plasma levels similar to or less than the comparable oral dose). Achieving first-day therapeutic plasma levels avoids the need for oral supplementation in connection with the initiation of therapy or following a missed or delayed dose. Risperdal Consta requires supplementation with oral risperidone for the first three weeks following initiation of therapy or following a missed dose of the injectable due to its pharmacokinetic profile.

•
Once-monthly dosing: Relday has demonstrated in two Phase 1 studies in schizophrenic patients a pharmacokinetic profile that will allow for once-monthly dosing with dose proportionality across the therapeutic range. Risperdal Consta provides therapy for only two weeks, resulting in more frequent physician visits and a greater number of annual injections, as well as more opportunities for patients to miss or delay a dose.

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

•
Preferred active ingredient: Our market research indicated that in nearly all cases, long-acting injectable antipsychotics are prescribed to patients who have experience taking the same molecule orally and have demonstrated some level of acceptable efficacy and tolerability. Risperidone is now the third most commonly prescribed oral atypical antipsychotic compound in the United States, accounting for 19% of total prescriptions in 2016 (Source: PHAST Prescription, January 2016–November 2016).

We are working to identify potential worldwide development and commercialization partner or partners for Relday.
Our Contract Manufacturing Services
In May 2014, we divested our Sumavel DosePro Needle-free Delivery System business to Endo. In connection with the sale, we also entered into a manufacturing and supply agreement to supply Sumavel DosePro to Endo. Under the supply agreement, Endo agreed to purchase all Sumavel DosePro manufactured by us at cost, plus a mark-up. The initial term of the supply agreement was for a minimum of eight years. We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.

Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. We will face competition not only in the commercialization of any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, but also for the in-licensing or acquisition of additional product candidates.
ZX008

There are currently no FDA-approved treatments indicated for the treatment of seizures associated with for Dravet syndrome. The standard of care usually involves a combination of the following anticonvulsant drugs: clobazam, clonazepam, leviteracetam, topirimate, valproic acid, ethosuximide and zonisamide. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of Dravet syndrome when used in conjunction with clobazam and valproate. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001. In the United States, stiripentol is not FDA approved and can only be obtained via the FDA’s Personal Important Policy or under an Expanded Access IND. The FDA’s PIP is meant to help people with life threatening illnesses obtain drugs when FDA approved drugs have failed. The FDA does not consider the PIP a license to import drugs for personal use, including for life threatening illnesses. In 2013, the FDA mandated that all new patients obtaining stiripentol must have a patient specific IND application submitted to the FDA by the prescribing physician, who is most often an academic pediatric neurologist. The manufacturer of stiripentol, Biocodex, may in the future seek and receive FDA approval for stiripentol for the treatment of Dravet syndrome.

ZX008 has a distinctive mechanism of action (selective serotonin activity and possibly sigma-1 activity) that is different from the other antiepileptic drugs currently available and in clinical development in the United States and EU for the treatment of Dravet syndrome. Two other drugs in clinical development for the treatment of Dravet syndrome are cannabinoids. We do not expect that their successful development and approval in the United States or Europe would block the FDA from granting approval of ZX008 even if they are approved prior to ZX008.

GW Pharmaceuticals’ Epidiolex is a liquid drug formulation of plant-derived purified cannabidiol, or CBD, a component of marijuana. Published open-label clinical data and anecdotal evidence has suggested that patients with Dravet syndrome experience a reduction in seizures when CBD is prescribed to them. In March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex for the treatment of Dravet syndrome, and in June and September 2016 announced positive results from its two Phase 3 clinical trials for Epidiolex for the treatment of LGS, with drug achieving its primary study endpoints in all three trials. GW Pharmaceuticals is currently conducting an additional Phase 3 study in Dravet syndrome and has announced that it intends to file an NDA for both indications in 2017. Insys Therapeutics, or Insys, is also developing a synthetic CBD for the treatment of Dravet syndrome. Insys has advanced its synthetic CBD program, which has received orphan drug designation and Fast Track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys intends to initiate Phase 3 development of its CBD product candidate for Dravet syndrome and LGS in 2017.

Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which is status epilepticus (prolonged nonstop seizure) that continues or recurs 24 hour or more after the onset of anesthetic therapy. Status epilepticus is associated with many epilepsy conditions, including Dravet syndrome.

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

Distribution
Since May 2014, we have been the exclusive supplier of Sumavel DosePro to Endo under a supply agreement. We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time. Prior to May 2014, we sold Sumavel DosePro to wholesale pharmaceutical distributors, who, in turn, sold the products to pharmacies, hospitals and other customers.
Manufacturing and Supply
In May 2014, we entered into a supply agreement to exclusively manufacture and supply Sumavel DosePro to Endo for an initial term expiring May 2022. To fulfill our obligation, we manage the supply chain for Sumavel DosePro and have various supply agreements with third parties for raw materials, component parts and contract manufacturing services for the production of Sumavel DosePro.
We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.
Based on the stage of production in our supply chain for the products to be delivered, we expect to obtain the remaining raw materials and component parts from our existing suppliers, including Patheon UK Limited, or Patheon, to fulfill our obligation to Endo. Thereafter, we intend to terminate or not renew our agreements with our third-party suppliers, including Patheon.
In fulfilling our obligation to supply Sumavel DosePro to Endo, we rely on the following third-party manufacturer.
Patheon UK Limited
We have entered into a manufacturing services agreement with Patheon, located in Swindon, United Kingdom, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products that will expire on April 30, 2017. Under the terms of the agreement, Patheon serves as our exclusive manufacturer for the aseptic capsule assembly, filling and inspection, final system assembly and packaging of Sumavel DosePro, as well as other manufacturing and support services.
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
ZX008 and Relday
We do not own or operate, and currently have no plans to establish any manufacturing facilities with respect to the manufacture of ZX008 or Relday. We currently rely, and expect to continue to rely, on third-party manufacturers to produce sufficient quantities of our product candidates and their component raw materials for use in our internal research efforts and clinical trials and in relation to any future commercialization of our product candidates. Our third-party manufacturers are responsible for obtaining the raw materials necessary to manufacture our product candidates, which we believe are readily available from more than one source. Additional third-party manufacturers are and will be used to fill, label, package and distribute investigational drug products. This approach allows us to maintain a more efficient infrastructure while enabling us to focus our expertise on developing our product candidates. Although we believe we have multiple potential sources for the manufacture of our product candidates and the related raw materials, we currently rely on single manufacturers for different aspects of ZX008 and Relday.
Collaborations, Commercial and License Agreements

Zogenix International Limited Sales and Purchase Agreement
Under the terms of our agreement to acquire Zogenix International Limited, pursuant to a sale and purchase agreement with Brabant Pharma Limited (Brabant), we agreed to make future milestone payments to the former principals of Brabant of up to $95.0 million in the event we achieve contractually specified regulatory and sales milestones with respect to ZX008. We agreed to use commercially reasonable efforts to develop and commercialize ZX008 and to achieve the milestones.

Endo Asset Purchase Agreement
In May 2014, we entered into an asset purchase agreement, the Endo Asset Purchase Agreement, with Endo Ventures Bermuda Limited and Endo Ventures Limited to sell our Sumavel DosePro business to Endo and concurrently entered into the supply agreement for with Endo.
We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.
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

Durect Corporation Development and License Agreement
In July 2011, we entered into a development and license agreement with Durect Corporation, or Durect. Under the terms of the agreement, we are responsible for the clinical development and commercialization of Relday. Durect is responsible for pre-clinical, formulation and chemistry, manufacturing and controls, or CMC, development responsibilities of Relday. Durect will be reimbursed by us for its research and development efforts on the product.
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
ZX008
We acquired rights to four pending U.S. patent applications directed to methods of treating Dravet syndrome in connection with our acquisition of Zogenix International Limited. On January 24, 2017, we were issued U.S. Patent No. 9,549,909 from the U.S. Patent and Trademark Office. The patent, entitled “Method for the Treatment of Dravet Syndrome”, covers claims related to a method for the adjunctive treatment of seizures associated with Dravet syndrome with ZX008. This patent is expected to provide protection of the associated claims through 2033. There are currently 10 pending U.S. patent applications (which includes two provisional applications); and 11 pending foreign applications (which includes four Patent Cooperation Treaty applications) in the ZX008 series of patent cases. Our pending patent applications may not result in the issuance of any additional patents.
Relday
We have licensed a number of U.S. and foreign patent applications from Durect that are intended to cover the formulation of Relday and its delivery. However, as the formulation and delivery of Relday are the subject of ongoing research it remains uncertain if the Durect patents or applications, should they issue as patents, will cover the final formulation or delivery of Relday.

Government Regulation
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FFDCA, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-

approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.
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

•
Phase 3: When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, Phase 3 “pivotal” trials are undertaken in large patient populations to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites.

In some cases, the FDA may condition the approval of the NDA on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval clinical trials are typically referred to as Phase 4 or Post Marketing clinical trials.
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
During the FDA’s review of an NDA the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, and if applicable, QSR requirements (for medical device components), and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
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
The FDA may require post-approval studies and clinical trials if the FDA finds they are appropriate based on scientific data, including information regarding related drugs. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. The FDA also has the authority to require a REMS to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary for a new drug, the drug sponsor must submit a proposed REMS as part of its NDA prior to approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations and other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy, at a minimum, at 18 months, three years, and seven years after the strategy’s approval.
Concurrently with our clinical development program for ZX008, we plan to develop the appropriate elements of a REMS program to support and monitor the long-term favorable benefit-risk profile for ZX008. We expect that the FDA will require a REMS for ZX008 including elements to assure safe use, among other requirements, as a condition of approval, consistent with other drugs with known safety issues and that are approved for serious diseases with high unmet need. We will be solely responsible for the costs of development of any REMS for ZX008 and will continue to be responsible for all costs associated with implementation and operation of the REMS if ZX008 is approved.
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
ZX008 has received orphan drug designation in the United States and the EU for the treatment of Dravet syndrome and in the EU for the treatment of LGS. We may seek orphan drug designation for ZX008 for a different indication, or other product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain orphan drug designation or approval for any product candidate, or that we will be able to secure orphan drug exclusivity if we do obtain approval.
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
To the extent that a Section 505(b)(2) NDA relies on studies conducted for a previously approved drug product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s current list of “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. If the applicant does not challenge the listed patents through a Paragraph IV certification, the Section 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) NDA application also will not be accepted or approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in the Orange Book for the referenced product, has expired.
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
The 505(b)(2) NDA applicant may be eligible for its own regulatory exclusivity period, such as three-year new product exclusivity. The first approved 505(b)(2) applicant for a particular condition of approval, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA is precluded from making effective any other application for the same condition of use or for a change to the drug product that was granted exclusivity until after that three-year exclusivity period has expired. Additional exclusivities may also apply, such as an added six-month pediatric exclusivity period based on studies conducted in pediatric patients under a written request from the FDA.

Additionally, the 505(b)(2) NDA applicant may list its own relevant patents in the Orange Book, and if it does, it can initiate patent infringement litigation against subsequent applicants that challenge such patents, which could result in a 30-month stay delaying those applicants.
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
International Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulations regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable and respective regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval and, if applicable, DEA classification. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.
Under EU regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.
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
Moreover, other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken.

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
Employees
As of December 31, 2016, we employed 67 full-time employees. Of the full-time employees, 33 were engaged in product development, quality assurance and clinical and regulatory activities, 9 were engaged in manufacturing operations, 6 were engaged in sales and marketing and 19 were engaged in general and administrative activities (including business and corporate development).
None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize two employer services companies to provide human resource services. These service companies are the employer of record for payroll, benefits, employee relations and other employment-related administration.
Research and Development
We invested $41.8 million, $27.9 million and $11.9 million in research and development in 2016, 2015 and 2014, respectively.

About Zogenix
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix, Inc. on August 28, 2006. Our principal executive offices are located at 5858 Horton Street, Suite 455, Emeryville, California 94608, and our telephone number is 1-866-ZOGENIX (1-866-964-3649). We conduct our research and development activities, general and administrative functions and our contract manufacturing services primarily from our Emeryville, California location.
We formed a wholly-owned subsidiary, Zogenix Europe Limited, in June 2010, a company organized under the laws of England and Wales and which is located in the United Kingdom, and whose principal operations are to support the manufacture of the DosePro technology. Zogenix International Limited is a wholly-owned subsidiary of Zogenix Europe Limited which was acquired in October 2014.
Financial Information about Segments
We manage our business as one segment which includes all activities related to the development and commercialization of pharmaceutical products. For financial information related to our one segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on 10-K.
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
We have only a limited number of product candidates in development, and our business depends substantially on their successful development and commercialization. Following the completion of the sale of our Zohydro ER business in April 2015, we have no drug products approved for sale, and we may not be able to develop marketable drug products in the future. All of our product candidates will require additional clinical and pre-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals. Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approval of any of our product candidates, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of our product candidates and would have a material and adverse impact on our business.

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
ZX008, Relday and any of our other product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of ZX008, Relday or any other product candidate, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate is safe and effective, and similar regulatory approvals would be necessary to commercialize our product candidates in other countries. Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.
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
Our Phase 3 program for ZX008 includes three randomized, double-blind placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome: identical Studies 1501 and Study 1502, which are evaluating two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), and Study 1504, that is evaluating a single dose a ZX008 (0.5 mg/kg/day, up to a maximum daily dose of 20 mg, which has been shown to be equivalent to 0.8mg/kg/day in patients not taking stiripentol), in patients taking stiripentol, clobazam and valproate. The primary objective of the clinical trials will be to compare the reduction in convulsive seizures experienced by participants after treatment with ZX008 compared to treatment with a placebo. We have recently modestly expanded the target number of subjects for studies 1501 and 1502 and now intend to enroll 120 subjects in each of the two studies, with 40 subjects in each treatment arm rather than the originally planned 35/arm, due to results from a Dravet syndrome study that reported high variability between the treated group and placebo. Study 1501 commenced in January 2016 and is being conducted in North America. Study 1502 is a multi-national study commenced in June 2016 and is being conducted primarily in western Europe. Study 1504 is also a multi-national study commenced in the third quarter 2016 and is being conducted in western Europe and North America. In February 2017, we announced our plan to report top-line results from studies 1501 and 1502 via a merged study analysis approach whereby top-line results from the first half of the combined patient population of studies 1501 and 1502 would be reported as “Study 1”. We expect to report top-line results from Study 1 in the third quarter of 2017 and additional Phase 3 data to be released over the remainder of year. Notwithstanding the aforementioned plans, we may not be able to identify and enroll sufficient number of study participants and interpret results on these time frames, and consequently the completion of our Phase 3 clinical trials may be delayed.
Beginning in first quarter of 2016, we funded an open-label dose-ranging twenty-patient investigator initiated study in patients with LGS. Refractory LGS patients were treated with ZX008 as an adjunctive therapy for seizures associated with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least twelve weeks in the study at the American Epilepsy Society meeting. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severely refractory LGS, despite not attempting to dose to maximal efficacy as per protocol, with seven out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures. In addition, ZX008 was generally well tolerated. This data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS. Based on the strength of the LGS data generated, we plan to submit an IND application in the first quarter of 2017 and initiate a Phase 3 program for ZX008 in LGS in the second half of 2017. The initial results of this on-going study may not be indicative of future results and negative results could increase our costs or limit our ability to pursuant regulatory approval of ZX008 in patients with LGS or other indications.
We initiated clinical testing for Relday in patients with schizophrenia in July 2012 and announced positive single-dose pharmacokinetic results from the Phase 1 clinical trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated in the Phase 1 trial, we extended the study to include an additional dose of the same formulation and announced positive top-line results in May 2013. The results for the extended Phase 1 clinical trial showed risperidone blood concentrations in the assumed therapeutic range were achieved on the first day of dosing and maintained throughout the one-month period. In addition, dose proportionality was demonstrated across the full dose range studied. In March 2015, we began a multi-dose clinical trial, which we believe will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. On September 30, 2015, we announced positive top-line pharmacokinetic results from our Phase 1b multi-dose clinical trial of Relday. Based on this data, we are seeking to secure a global strategic development and commercialization partner for Relday to support the continued development of Relday. If we are unable to secure such a partner on favorable terms, or at all, we will evaluate the continued development of Relday.
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
Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to the FDA, EMA and IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for ZX008, Relday and our other product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
Fast Track designation for ZX008 may not lead to a faster development or review process.

We have been granted a Fast Track designation for ZX008 in the United States. The Fast Track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. With a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.
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
We also face competition in seeking out collaborators. If we are unable to secure a collaboration that achieves the collaborator’s objectives and meets our expectations, we may be unable to advance Relday and may not generate meaningful revenues.
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
If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. In the EU, Canada, Australia and Japan, Diacomit (stiripentol) by Laboratoires Biocodex has been approved and is being commercialized as an adjunctive therapy (in combination with sodium valproate and clobazam) for the treatment of Dravet syndrome; stiripentol, while not yet approved by FDA, is available to patients in the United States via the FDA’s Personal Importation Policy and Expanded Access IND. Epidiolex®, a cannabinoid drug, which is being developed by GW Pharmaceuticals, has received an orphan designation by the EMA for the treatment of Dravet syndrome and by the FDA for the treatment of Dravet and Lennox-Gastaut syndromes, as well as Fast Track status by the FDA for the treatment of Dravet syndrome. In March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex for the treatment of Dravet syndrome, and in June and September 2016 announced positive results from its two Phase 3 clinical trials for Epidiolex for the treatment of Lennox-Gastaut syndromes, with the drug achieving its primary study endpoints in all three trials. GW Pharmaceuticals is currently conducting an additional Phase 3 study in Dravet syndrome and has announced it intends to file an NDA for both indications in 2017. Insys Therapeutics has advanced its pharmaceutical cannabinoid program, which has received orphan drug designation and Fast Track status by the FDA for use of cannabidiol as a potential treatment for Dravet syndrome. Sage Therapeutics has completed a Phase 1/2 clinical trial for its lead compound SAGE-547, an allosteric modulator of GABA receptors, for the acute treatment of super-refractory status epilepticus, which is status epilepticus (prolonged nonstop seizure) that continues or recurs 24 hour or more after the onset of anesthetic therapy. Status epilepticus is associated with many epilepsy conditions, including Dravet syndrome.
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
We expect ZX008, Relday and any of our other product candidates, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to successfully differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	research and development resources, expertise and experience, including personnel and technology;

•	drug development, clinical trial and regulatory resources and experience;

•	sales and marketing resources and experience;

•	manufacturing and distribution resources and experience;

•	name recognition; and

•	resources, experience and expertise in prosecution and enforcement of intellectual property rights.
As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit or block us from developing or commercializing our product candidates. Our competitors may also develop drugs that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted or less costly than ours and may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that effectively compete with any of our product candidates that are approved, our business, results of operations, financial condition and prospects may be materially adversely affected.
If ZX008, Relday or any other product candidate receives regulatory approval but does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of ZX008, Relday or any other product candidates, if approved by the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Adequate coverage and reimbursement of our approved product by third-party payors will also be critical for commercial success. The degree of market acceptance of any product candidates for which we may receive regulatory approval will depend on a number of factors, including:

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	any negative publicity or political action related to our or our competitors’ products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	demonstration to authorities of the pharmacoeconomic benefits;

•	demonstration to authorities of the improvement in burden of illness;

•	limitations or warnings contained in a product’s FDA-approved or European Medicines Agency, or EMA, approved labeling;

•	the clinical indications for which a product is approved;

•	availability and perceived advantages of alternative treatments;

•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•	pricing and cost effectiveness;

•	our ability to obtain sufficient U.S. third-party payor coverage and reimbursement;

•	our ability to obtain European countries’ pricing authorities’ coverage and reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party payor coverage.
Our efforts to educate the medical community, U.S. third-party payors and European countries’ health authorities on the benefits of ZX008, Relday or any of our other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors, pharmacists, patients, and the medical community, we may not generate sufficient revenue from these products to become or remain profitable.
We have a history of significant net losses and negative cash flow from operations. We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for next year.
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
Excluding gains from two discrete business divestitures, we have incurred significant net losses from its operations since its inception and has an accumulated deficit of $445.2 million as of December 31, 2016. In 2016, the Company used $72.9 million of cash in operations. We expect to continue to incur operating losses and negative cash flow from operating activities for at least the next year primarily as a result of the development of ZX008. Additionally, in the event that ZX008 is approved in the United States or EU, we will owe milestone payments under the Zogenix International Limited Sales and Purchase Agreement for ZX008. Our ability to generate revenues from any of our product candidates will depend on a number of factors including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
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

Our operating history makes it difficult to evaluate our business and prospects.
We commenced our operations on August 25, 2006. Our operations to date have included organizing and staffing our company, scaling up manufacturing operations with our third-party contract manufacturers, building a sales and marketing organization, conducting product development activities for our products and product candidates, in-licensing rights to Zohydro ER and Relday, acquiring rights to ZX008, commercializing Sumavel DosePro and Zohydro ER and divesting Sumavel DosePro and Zohydro ER. In January 2010, we launched Sumavel DosePro and began generating revenues, and we launched Zohydro ER in March 2014. We sold our Sumavel DosePro business in April 2014 and sold our Zohydro ER business in April 2015. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a longer history of developing and commercializing pharmaceutical products.
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
From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. For example, in October 2014, we completed the acquisition of Brabant, which owns worldwide development and commercialization rights to ZX008 for the treatment of Dravet syndrome, and in October 2016, we completed an asset purchase agreement to acquire the global rights to a preclinical development program for orphan CNS disorders. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	significant or higher than expected acquisition and integration costs;

•	write-downs of assets or goodwill or impairment charges;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management, personnel and ownership; and

•	inability to retain key employees of any acquired businesses.
Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are dependent on numerous third parties in our supply chain, all of which are currently single source suppliers, for the supply of Sumavel DosePro to Endo and for the clinical supply of ZX008 and Relday, and if we experience problems with any of these suppliers, the manufacturing of Sumavel DosePro, ZX008 and Relday could be delayed.
While we own most of the specialized equipment used to manufacture critical components of Sumavel DosePro, we do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture Sumavel DosePro, ZX008, Relday or any other product candidates. Our DosePro system and Sumavel DosePro are manufactured by contract manufacturers, component fabricators and secondary service providers. Aseptic fill, finish, assembly and packaging of Sumavel DosePro are performed at Patheon UK Limited, Swindon, United Kingdom, or Patheon, a specialist in the aseptic fill/finish of injectables and other sterile pharmaceutical products. In addition to Patheon’s manufacturing services, Nypro Limited, located in Bray, Ireland, manufactures the actuator assemblies and injection molded components for our DosePro system and Nipro PharmaPackaging, Germany GmbH (formerly MGlas AG), located in Münnerstadt, Germany, manufactures the specialized glass capsule (cartridge) that houses the sumatriptan active pharmaceutical ingredients, or API, in our DosePro system. Each of these manufacturers and each other company that supplies, fabricates or manufactures any component used in our DosePro system is currently the only qualified source of their respective components. We currently rely on Dr. Reddy’s Laboratories as the only supplier of sumatriptan API for use in Sumavel DosePro. We also outsource all manufacturing and packaging of the clinical trial materials for ZX008 and Relday to third parties.

Similarly, Durect is the exclusive manufacturer of the risperidone formulation using Durect’s SABER™ controlled-release technology for all Relday clinical trials through Phase 3 and, if approved, has the option to supply the same formulation for commercial production. ZX008, if approved, would require process validation, for which there can be no assurance of success. We may never be able to establish additional sources of supply for ZX008 or Relday’s risperidone formulation.
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
We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill currently open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.
Based on the stage of production in our supply chain for the products to be delivered, we expect to obtain the remaining raw materials and component parts from our existing suppliers, including Patheon UK Limited, or Patheon, to fulfill our obligation to Endo. Thereafter, we intend to terminate our agreements with our third-party suppliers, including Patheon.

We may not realize the full economic benefit from the sale of our Sumavel DosePro business and Zohydro ER business.
Pursuant to the Endo Asset Purchase Agreement that we entered into in April 2014, in addition to the $89.6 million upfront cash payment, we may receive contingent payments, based on Endo’s achievement of pre-determined sales and gross margin milestones, in an amount up to $20.0 million. Our ability to receive these contingent payments under our supply agreement with Endo is dependent upon Endo successfully maintaining and increasing market demand for, and sales of, Sumavel DosePro. We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time. As a result, we do not expect to receive any further milestone payments under this agreement.
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
We have also agreed to indemnify Pernix and its affiliates against losses suffered as a result of our material breach of representations and warranties and our other obligations in the asset purchase agreement. In addition, we have agreed to indemnify Pernix for certain indemnification matters up to an aggregate amount of $5.0 million. We cannot provide any assurance that we will receive all or any portion of the contingent milestone payments.
If we are unable to attract and retain key personnel, we may not be able to manage our business effectively or develop our product candidates or commercialize our products.
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of December 31, 2016, we employed 67 full-time employees. Of the full-time employees, 33 were engaged in product development, quality assurance and clinical and regulatory activities, 9 were engaged in manufacturing operations, 6 were engaged in sales and marketing and 19 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
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
Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have in the past experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval and post-market study compliance efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of ZX008, Relday or any of our other product candidates could be delayed or otherwise adversely affected.
Fluctuations in the value of the Euro or U.K. pound sterling could negatively impact our results of operations and increase our costs.
We conduct research and development activities in the United Kingdom and other European countries and some of the payments for these activities are denominated in Euros and U.K. pounds sterling. As a result, we are exposed to foreign exchange risk, and our results of operations may be impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or U.K. pound sterling, such as the decline in value of the U.K. pound sterling following the results of the United Kingdom’s referendum on withdrawal from the EU. A significant appreciation in the Euro or U.K. pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.
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
Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, if approved, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $20 million per occurrence and annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on approval of ZX008 or Relday, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Zohydro ER and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
We may never receive regulatory approval or commercialize our product candidates outside of the United States.
We intend to market certain of our product candidates outside of the United States, if approved. For example, ZX008 has received orphan drug designation in the EU, and we commenced a Phase 3 clinical trial in Europe and Australia in June 2016 to support a European marketing authorization application. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks.
For example, in the European Economic Area, or EEA (comprised of 28 EU member states plus Iceland, Liechtenstein, and Norway), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•
The Community MA, which is issued by the European Commission through the Centralized · Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

•
National MAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

In the EEA, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity and qualify for data exclusivity.

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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
We are a company with worldwide operations, which includes significant business operations in Europe, and our wholly owned subsidiary Zogenix Europe Limited is incorporated under the laws of England and Wales. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the EU in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, and has given rise to calls for certain regions within the United Kingdom to preserve their place in the EU by separating from the United Kingdom as well as for the governments of other EU member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European pharmaceutical market.
Risks Related to Our Financial Position and Capital Requirements
We have never generated net income from operations or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.
We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. We have financed our operations primarily through the proceeds from the issuance of equity securities, the sale of the Sumavel DosePro and Zohydro ER businesses, and debt, and have incurred negative cash flow from operations in each year since our inception. For the years ended December 31, 2016, 2015 and 2014, we incurred net (loss) income of $(69.7) million, $26.1 million and $8.6 million, respectively, and our cash used in operating activities was $72.9 million, $64.6 million and $80.8 million, respectively. As of December 31, 2016, we had an accumulated deficit of $445.2 million. The losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital.
We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year to conduct clinical trials to support regulatory approval of our product candidates. As a result, we will remain dependent upon external sources of financing to fund our business and the development and commercialization of any approved products and product candidates. To the extent we need to raise additional capital in the future, we cannot ensure that debt or equity financing will be available to us in amounts, at times or on terms that will be acceptable to us, or at all. Any shortfall in our cash resources could require that we delay or abandon certain development and commercialization activities and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We will require additional funding to carry out our plan of operations and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs or future commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. Based on our operating plans, we believe our cash and cash equivalents will be sufficient to fund our operations through the end of 2017. We will need to obtain additional funds to finance our operations beyond that point in order to:

•	fund our operations, including further development of ZX008 and development of any other product candidates to support potential regulatory approval; and

•	commercialize any of our product candidates, or any products or product candidates that we may develop, in-license or otherwise acquire, if any such product candidates receive regulatory approval.
In addition, our estimates of the amount of cash necessary to fund our business and development activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the rate of progress and cost of our clinical trials and other product development programs for ZX008 and our other product candidates and any other product candidates that we may develop, in-license or acquire;

•	the timing of regulatory approval for any of our other product candidates and the commercial success of any approved products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with ZX008, Relday and any of our other product candidates;

•	the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;

•	the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;

•	the effect of competing technological and market developments;

•
the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish, including our ability to secure a global strategic development and commercialization partner for Relday or ZX008; and

•	the receipt of contingent payments from the sale of our Zohydro ER business, which are based on the achievement of pre-determined regulatory and sales milestones by Pernix
Until we can generate a sufficient amount of product revenue and cash flow from operations and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt financings, receivables financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.
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

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2016, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows from operating activities raise substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern will depend, in large part, on our ability to generate positive cash flow from operations and obtain additional financing, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We may need to raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. For example, in May 2016, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. for the offer and sale of up to $25 million of shares of our common stock from time to time. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities.
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
We have entered into a loan and security agreement, or the credit facility, with Oxford Finance LLC, or Oxford, as collateral agent, and the lenders party thereto from time to time, or the lenders, including Oxford and Silicon Valley Bank, or SVB, that is secured by substantially all of our personal property other than our intellectual property. The outstanding principal balance under the credit facility was $20.0 million at December 31, 2016.
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
We currently are developing ZX008 for the treatment of seizures associated with Dravet syndrome and LGS, and Relday for the treatment of the symptoms of schizophrenia. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market ZX008, Relday or any of our other product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.
Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA is subject to a two-tiered system of review times for new drugs: standard review and priority review. For drugs that do not contain a new molecular entity, such as Relday, a standard review means the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The review process and the PDUFA target action date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. The FDA’s review goals are subject to change, and the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted to the FDA around the same time period.
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
Product candidates such as ZX008 and Relday, and any of our other product candidates, may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may also be contingent on a risk evaluation and mitigation strategy, or REMS program, which can limit the labeling and distribution of a drug product.
ZX008, Relday and any of our other product candidates may not achieve their specified endpoints in clinical trials.
The safety and effectiveness of ZX008 has been evaluated in a single, continuing, long-term, open-label, study in patients with Dravet syndrome in Belgium. In January 2016, we initiated a Phase 3 clinical trial in North America for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This followed FDA acceptance of our IND application for ZX008 in December 2015. The Phase 3 program for ZX008 includes two randomized, double-blind placebo-controlled studies Study 1501 and Study 1502, that will evaluate two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo and an additional randomized, double-blind placebo-controlled study, Study 1504, that will evaluate a single dose of ZX008 (0.5 mg/kg/day, up to a maximum daily dose of 20 mg, which has been shown to be equivalent to 0.8mg/kg/day in patients not taking stiripentol), as well as placebo as adjunctive antiepileptic therapy to a drug regimen that includes stiripentol, clobazam and valproate. Thus for Study 1, we intend to have 120 subjects randomized with 40 subjects per treatment arm. We intend to enroll 80 subjects in Study 1504 with 40 subjects in each treatment arm. Study 1501 commenced in January 2016 and is being conducted in North America. Study 1502 is a multi-national study commenced in June 2016 and is being conducted primarily in Western Europe. Study 1504 is also a multi-national study commenced in the third quarter 2016 and is being conducted in Western Europe and North America. In January 2017, we announced our plan to report top-line results from studies 1501 and 1502 via a merged study analysis approach whereby top-line results from the first half of the combined patient population of studies 1501 and 1502 would be reported as “Study 1”. We expect to report top-line results from Study 1 in the third quarter of 2017 and additional Phase 3 data later in the year. Notwithstanding the aforementioned plans, we may not be able to identify and enroll sufficient study participants and interpret results on these time frames, and consequently the completion of our Phase 3 clinical trials may be delayed.
Beginning in first quarter of 2016, we funded an open-label dose-ranging twenty-patient investigator initiated study in patients with LGS. Refractory LGS patients were treated with ZX008 as an adjunctive therapy for seizures associated with LGS. In December 2016, we released data from an interim analysis of the first 13 patients to have completed at least 12 weeks in the study. The initial results of this on-going study may not be indicative of future results and negative results could increase our costs or limit our ability to pursuant regulatory approval of ZX008 in patients with LGS or other indication.
We initiated a Phase 1 safety and pharmacokinetic clinical trial for Relday in July 2012 and announced positive single-dose pharmacokinetic results from this trial in January 2013. Based on the favorable safety and pharmacokinetic profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, we extended the study to include an additional cohort of ten patients at a 100 mg dose of the same formulation and announced positive top-line results from the extended Phase 1 clinical trial in May 2013. The positive results from this study extension positioned us to begin a multi-dose clinical trial, which will provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. We started this multi-dose clinical trial in the first half of 2015, and we announced positive top-line pharmacokinetic data in September 2015. Based on this data, we are seeking to secure a global strategic development and commercialization partner for Relday to support the continued development of Relday. If we are unable to secure such a partner on favorable terms, or at all, we will evaluate the continued development of Relday.
If we are unable to obtain regulatory approval for ZX008, Relday or any other product candidates on the timeline we anticipate, we may not be able to execute our business strategy effectively and our ability to generate revenues may be limited.
We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for ZX008.
We have obtained orphan drug designation for ZX008 for treatment of Dravet syndrome in the United States and Europe. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States or, if it affects more than 200,000 people, there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales in the United States. In the EU, a drug may receive orphan designation if the prevalence of the condition in the EU is of no more than five in 10,000 or it if is unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development. Orphan drug designation in the United States confers certain benefits, including tax incentives and waiver of the applicable application fee upon submission of the product for approval in the rare disease or condition. In the EU, sponsors who obtain orphan designation benefit from a number of incentives, including protocol assistance and fee reductions.
If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is eligible for a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug to treat the same rare disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. Also, we are only able to attain orphan drug status in Europe if we are able to demonstrate to EMA that ZX008 has incremental benefit over any other approved product for that orphan disorder. Our planned study, 1504, to show incremental benefit over stiripentol may not show any benefit. Currently, only stiripentol has orphan drug status in Europe for treatment of seizures in Dravet syndrome, but others could be approved.
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
The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For example, the Food and Drug Administration Safety and Innovation Act, enacted in 2012, required the FDA to issue new guidance describing its policy regarding internet and social media promotion of regulated medical products, and the FDA has since released several draft guidance documents enumerating new regulatory obligations and restrictions with respect to this type of promotion. In addition, in December 2016, the 21st Century Cures Act was signed into law, which is intended, among other things, to modernize the regulation of drugs and biologics and to spur innovation. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our drugs, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
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
In our Phase 1b multi-dose clinical trial for Relday with 59 enrolled subjects, there was one report of elevated liver enzymes in a subject taking Relday considered a serious and unexpected adverse event. Increases in hepatic enzymes were noted to affect < 2% of Risperdal Consta subjects in clinical trials for registration. High levels of liver enzymes may indicate liver problems or damage, which may have been part of the subject’s underlying disease, or an unrelated disease, or it may have been related to Relday.
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
The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Under this statutory provision, the FDA may rely, for purposes of approving an NDA, on safety and effectiveness data not developed by the filer of the NDA. We plan to submit an NDA for Relday under Section 505(b)(2), and as such, the NDA will rely, in part, on the FDA’s previous findings of safety and effectiveness for risperidone. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.
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
There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the new presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace repealed elements of the PPACA. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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
In addition, there has been a recent trend of increased state regulations that require drug manufacturers to file reports with states regarding pricing and marketing information, and require the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states mandate implementation of commercial compliance programs to ensure compliance with these laws and impose restrictions on drug manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may be found out of compliance of one or more of the requirements.
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
Prior to the recent issuance of U.S. Patent 9,549,909 on January 24, 2017, we owned no issued patents covering ZX008. There is no guarantee that any of our pending applications will issue as patents. The patents covering the active pharmaceutical ingredient, or API, in ZX008 have expired and therefore it is not subject to patent protection. The initial applications covering methods of treatment using ZX008 were acquired by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the matter might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling the matter may not have been completely familiar with U.S. patent law or the patent law in various countries, possibly resulting in inadequate disclosure and/or filing of applications at times which do not meet appropriate priority requirements. The named inventors on the pending applications and others involved in the protection of the intellectual property related to ZX008 did not and may still not have sufficient knowledge relating to preferred procedures related to the protection of intellectual property. They published papers which adversely affected our rights. Although they have been advised with respect to procedures going forward, we cannot directly control their actions. All of these factors and others could result in the inability to obtain the issuance of these applications in the United States or elsewhere in the world.
The patent positions of pharmaceutical, biopharmaceutical and medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been recent changes regarding how patent laws are interpreted, and both the U.S. Patent and Trademark Office, or USPTO, and Congress have recently made significant changes to the patent system. There have been three U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.
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

•	the APIs in ZX008 and Relday are, or may soon become, commercially available in generic drug products, and no patent protection will be available without regard to formulation or method of use;

•	we or our licensors, as the case may be, may not be able to detect infringement against our in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that our owned or in-licensed U.S. patents or patent applications are not Orange-Book eligible;

•	it is possible that there are dominating patents to ZX008 or Relday of which we are not aware;

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
There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third-party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some tests regarding granting patents and assessing the validity of patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination or other post-grant proceeding before the USPTO, or during litigation, under the revised criteria which make it more difficult to obtain patents. We are not entitled to control the manner in which Durect may defend certain of the intellectual property that is licensed to us, either in a reexamination or other post-grant proceeding before the USPTO, or during the litigation, and it is possible that their defense activities may be less vigorous than had we conducted the defense ourselves.
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
In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product candidate or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such proceedings may be decided against us if the other party had independently arrived at the same or similar invention prior to our own or, if applicable, our licensor’s invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, if another party has reason to assert a substantial new question of patentability against any of our claims in our owned and in-licensed U.S. patents, the third party can request that the USPTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement claims, interference and reexamination proceedings, we may become a party to patent opposition proceedings in the European Patent Office, Australian Patent Office or other jurisdictions where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.
If a third-party’s patent was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.
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
Periodic maintenance fees on our owned and in-licensed patents are due to be paid to the USPTO in several stages over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our in-licensor to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business. For the patents and patent applications related to Relday, Durect is obligated to maintain certain of our in-licensed patents on a worldwide basis, using commercially reasonable efforts, under our license agreement. Should Durect fail to pursue maintenance of certain of those licensed patents and patent applications, Durect is obligated to notify us and, at that time, we will be granted an opportunity to maintain the prosecution and avoid withdrawal, cancellation, expiration or abandonment of those licensed patents and applications.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2016, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $7.33 to a high sale price of $14.60. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	FDA or international regulatory actions and whether and when we receive regulatory approval for any of our product candidates;

•	the development status of ZX008, Relday or any of our other product candidates, including the results from our clinical trials;

•
variations in the level of expenses related to ZX008, Relday or any of our other product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2016, we had research coverage by only five securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2016, we had 24,813,169 shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
We have registered under the Securities Act 1,973,025 shares of our common stock issuable upon the exercise of the warrants we issued in July 2012, which warrants became exercisable on July 27, 2013 at an exercise price of $20.00 per share (subject to restrictions on exercise set forth in such warrants). As of December 31, 2016, warrants were still outstanding to exercise 1,901,918 shares of this registered common stock, which means that upon exercise of warrants, such shares will be freely tradeable without restriction under the Securities Act, except for shares held by our affiliates. In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, which includes research and development and business operations and executive offices, is located in Emeryville, California. It consists of approximately 22,000 square feet of office and laboratory space under an operating lease that expires in 2022. We also lease limited office space in Maidenhead, United Kingdom under a month-to-month arrangement. The manufacturing equipment used to produce our DosePro technology is currently located at our contract manufacturers’ and component suppliers’ facilities in Europe where we occupy an aggregate of more than 20,000 square feet of space that is used to manufacture Sumavel DosePro.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been traded on the Nasdaq Global Market since November 23, 2010 under the symbol “ZGNX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock as reported by the Nasdaq Global Market during each quarter of the two most recent years:

	High	Low
2016
Fourth Quarter	$13.70	$7.50
Third Quarter	$11.59	$7.74
Second Quarter	$11.98	$7.33
First Quarter	$14.60	$7.90
2015
Fourth Quarter	$16.56	$10.41
Third Quarter	$21.65	$12.20
Second Quarter	$14.32	$10.56
First Quarter	$15.68	$9.36
Holders of Common Stock
According to the records of our transfer agent, there were 22 holders of record of our common stock on March 6, 2017. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock over the five year period ended December 31, 2016 to the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2011, and that all dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
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

Equity Compensation Plan Information
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes certain of our selected financial data. The selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 should be read in conjunction with the audited financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information presented elsewhere in this Form 10-K. The selected statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from audited financial statements not included herein.
Our historical results for any prior period do not necessarily indicate our results to be expected for any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data
Revenue:
Contract manufacturing revenue (1)	$28,525	$24,369	$15,392	$—	$—
Net product revenue	—	—	9,840	31,699	35,826
Contract revenue	—	—	—	—	8,462
Service and other product revenue	325	2,813	3,715	1,313	38
Total revenue	28,850	27,182	28,947	33,012	44,326
Operating expenses:
Cost of contract manufacturing (1)	22,173	22,356	14,342	—	—
Cost of goods sold	—	—	5,263	21,241	19,496
Royalty expense	295	345	591	1,242	1,353
Research and development	41,840	27,860	11,893	8,372	9,871
Selling, general and administrative	26,996	26,347	34,639	46,218	47,562
Change in fair value of contingent consideration (2)	1,800	(2,000)	—	—	—
Restructuring costs	—	—	—	876	—
Impairment charges (3)(10)	8,431	—	838	—	—
Net gain on sale of business (1)	—	—	(79,980)	—	—
Total operating expenses (income)	101,535	74,908	(12,414)	77,949	78,282
Loss from operations	(72,685)	(47,726)	41,361	(44,937)	(33,956)
Other income (expense):
Interest expense, net	(2,382)	(2,959)	(3,070)	(6,592)	(10,260)
Loss on sale of investments (4)	—	(5,746)	—	—	—
Loss on extinguishment of debt(5)	—	—	(1,254)	—	—
Change in fair value of common stock warrant liabilities (6)	5,387	(1,103)	25,332	(21,927)	11,811
Change in fair value of embedded derivatives (7)	—	—	(14)	759	(147)
Other income (expense)	46	(71)	(784)	96	(1,354)
Total other income (expense)	3,051	(9,879)	20,210	(27,664)	50
(Loss) income from continuing operations before income taxes	(69,634)	(57,605)	61,571	(72,601)	(33,906)
Income tax benefit (expense) (8)	948	15,901	(84)	—	(5)
Net (loss) income from continuing operations	$(68,686)	$(41,704)	$61,487	$(72,601)	$(33,911)
Net (loss) income from discontinued operations	(1,021)	67,848	(52,900)	(8,255)	(13,475)
Net (loss) income	$(69,707)	$26,144	$8,587	$(80,856)	$(47,386)
Net (loss) income per share, continuing operations, basic(9)	$(2.77)	$(1.94)	$3.45	$(5.35)	$(3.37)
Net (loss) income per share, continuing operations, diluted(9)	$(2.77)	$(1.94)	$3.44	$(5.35)	$(3.37)

(1)	Amounts in connection with our sale of Sumavel DosePro to Endo. See Note 6 to our consolidated financial statements included in this Form 10-K.

(2)	Represents change in contingent consideration liability acquired with purchase of Zogenix International Limited. See Note 7 to our consolidated financial statements included in this Form 10-K.

(3)	Represents the impairment of long-lived assets in connection with the sale of our Sumavel DosePro business in 2014. See Note 2 to our consolidated financial statements included in this Form 10-K.

(4)	Represents loss on sale of stock acquired in connection with sale of Zohydro ER business. See Note 5 to our consolidated financial statements included in this Form 10-K.

(5)	Loss recognized upon early termination of the financing agreement entered into with Healthcare Royalty Partners.

(6)	Represents change in fair value of warrant liabilities. See Note 2 and Note 10 to our consolidated financial statements included in this Form 10-K.

(7)	Represents change in fair value of embedded derivatives related to the financing agreement entered into with Healthcare Royalty Partners.

(8)	Benefit related to sale of Zohydro ER. See Note 13 to our consolidated financial statements included in this Form 10-K.

(9)
See Note 2 to our consolidated financial statements included in this Form 10-K for an explanation of the method used to calculate net loss per share and the number of shares used in the computation of the net per share amounts.

(10)	See Note 6 for additional information related to the circumstances that resulted in an impairment charge in 2016.

	As of December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments(11)	$91,551	$155,349	$42,205	$72,021	$41,228
Working capital	99,604	154,517	33,741	34,981	30,179
Total assets	231,505	305,822	202,835	108,288	80,297
Long-term debt, less current portion	18,824	15,899	21,703	28,802	28,481
Accumulated deficit	(445,223)	(375,516)	(401,660)	(410,247)	(329,391)
Total stockholders’ equity	120,756	182,760	55,279	18,426	14,473

(11)	Cash balance as of December 31, 2015 included approximately $92.0 million in net proceeds from a public offering.

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

Overview
We are a pharmaceutical company committed to developing and commercializing central nervous system, or CNS, therapies that address specific clinical needs for people living with orphan and other CNS disorders who need innovative treatment alternatives to help them improve their daily functioning. Our current primary area of focus is epilepsy and related seizure disorders.
We have worldwide development and commercialization rights to ZX008, our lead product candidate. ZX008 is a low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and European Union, or the EU, for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ZX008 for the treatment of Dravet syndrome. We initiated Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Additionally, we initiated the enrollment of patients for our study of Dravet syndrome patients who are poor responders to a stiripentol treatment regime in September 2016 in Europe and in February 2017 initiated the Phase 3 clinical efficacy portion of this study (Study 1504), which now includes sites in in the U.S. and Canada in addition to Europe. In January 2017, we announced our plan to report top-line results from studies 1501 and 1502 via a merged study analysis approach whereby top-line results from the first half of the combined patient population of studies 1501 and 1502 would be reported initially as “Study 1”. We expect to report top-line results from Study 1 in the third quarter of 2017 and additional Phase 3 data to be released over the remainder of year.
Beginning in first quarter of 2016, we funded an open-label dose-ranging twenty-patient investigator initiated study in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 open-label, dose-finding study at the American Epilepsy Society Meeting. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severely refractory LGS, despite not attempting to dose to maximal efficacy as per protocol, with seven out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures. In addition, ZX008 was generally well tolerated. This data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS. Based on the strength of the LGS data generated, we plan to submit an investigational new drug, or IND, application in the first quarter of 2017 and initiate a Phase 3 program for ZX008 in LGS in the second half of 2017. In February 2017, ZX008 received orphan drug designation for the treatment of LGS in the EU.
We have an additional product candidate, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We completed the Phase 1 program for Relday in 2015, and efforts to secure a global strategic development and commercialization partner for Relday are ongoing.
Sale of Sumavel DosePro Business and Contract Manufacturing Supply Agreement
Divestiture
On May 16, 2014, the Company completed the sale of its Sumavel DosePro business to Endo International plc, or Endo, which included registered trademarks, regulatory and all rights to market, sell and distribute Sumavel DosePro under the trademark and commercialization rights under a specified subset of our technology patents. We retained all rights to the DosePro technology patents and know-how for use with other products. We received $85.0 million in cash, subject to an escrow holdback of $8.5 million, and $4.6 million in cash for the purchase of Sumavel DosePro finished goods inventory on hand at our standard cost. The escrow period expired in May 2015.

As part of the transaction, we entered into a supply agreement with Endo Ventures Limited for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo. Endo agreed to purchase all Sumavel DosePro from the Company at cost, plus a 2.5% mark-up and reimburse us for the royalty obligations due Aradigm Corporation on sales of Sumavel DosePro. The agreement provides for an initial term of eight years. To support our Sumavel DosePro manufacturing operations, Endo provided us with an interest-free working capital advance of $7.0 million under a promissory note (see Note 9). The working capital advance is collateralized by liens on materials and unreleased finished Sumavel DosePro inventory and matures upon termination of the supply agreement.
Pending Termination of Contract Manufacturing Supply Agreement
We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.
Sale of Zohydro ER Business
On March 10, 2015, we entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics, or collectively, Pernix, whereby we agreed to sell our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, an Irish corporation and subsidiary of Pernix, as a substitute purchaser. The divested Zohydro ER business included the registered patents and trademarks, certain contracts, the new drug application, or NDA, and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER. We received consideration of $80.0 million in cash, $10.0 million of which has been deposited in escrow to fund potential indemnification claims for a period of 12 months, and $10.6 million in Pernix Therapeutics common stock. Further, Ferrimill purchased $0.9 million of Zohydro ER inventory from us. We agreed to indemnify the purchaser for certain intellectual property matters up to an aggregate amount of $5.0 million.
In addition to the cash payment paid at closing, we are eligible to receive cash payments of up to $283.5 million based on the achievement of certain regulatory and sales milestones. As of December 31, 2016, we have not received and do not expect to receive any additional cash payments.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
We believe that the assumptions and estimates associated with revenue recognition, the impairment assessments related to goodwill, indefinite-lived intangible assets and other long-lived assets, business combinations, discontinued operations, fair value measurements, clinical trials expense accrual and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our consolidated financial statements included in this Form 10-K.
Revenue Recognition
We historically generated revenue from contract manufacturing, service fees earned on collaborative arrangements and product revenue related to Sumavel DosePro prior to the sale of the business in May 2014. We also generate revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) our price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by us, (e) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. We deferred recognition of revenue on product shipments of Zohydro ER until the right of return lapsed, as we were not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.

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
Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria, as described above, are applied to each of the separate units of accounting in determining the appropriate period or pattern of recognition. We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or management’s best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.
Contract Manufacturing Revenue
We record deferred revenue when we receive payments in advance of the delivery of products or the performance of services. As part of the sale of our Sumavel DosePro business in May 2014 to Endo, we allocated a portion of the total consideration received as payments in advance of the delivery of product under a supply agreement that was concurrently entered into with the asset sale. We initially recorded $9.1 million of deferred revenue, which is being recognized as contract manufacturing revenue when earned on a “proportional performance” basis as product is delivered. As a result, a portion of our contract manufacturing revenue reported includes deferred revenue from this transaction being recognized when earned.
Under the proportional performance method, revenue recognition is based on products delivered to date relative to the total expected products to be delivered over the performance period as this is considered to be representative of the delivery of service under the arrangement. The performance period under the supply agreement was initially estimated to be 8 years, the minimum contractual term under the agreement. Changes in estimates of total expected products to be delivered or service obligation time period are accounted for prospectively as a change in estimate. In the fourth quarter of 2016, as a result of Endo’s intent to terminate the supply agreement by the first half of 2017, we revised our estimates of total expected products to be delivered under the arrangement and recognized revenue for the inception-to-date effect of the change in estimate. The effect of this change in estimate resulted in an increase to 2016 revenue by $4.9 million.
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
In connection with some of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in other income (expense) in our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market. See Note 2 for further information regarding changes recorded to contingent consideration.
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
Goodwill and Indefinite-Lived Intangibles
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in the fourth quarter, and more frequently if events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested.
Goodwill
We determined that we have only one operating segment and reporting unit under the criteria in ASC 280, Segment Reporting. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. We use our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. Should our market capitalization be less than our total stockholder's equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of our reporting unit is greater than our carrying amount. If we were to use an income approach, we would establish a fair value by estimating the present value of our projected future cash flows expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenues, gross margins and operating costs, along with considering any implied control premium. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. Based on our goodwill impairment tests for 2016, 2015 and 2014, we concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed.
Indefinite-Lived Intangibles
Our indefinite-lived intangible asset consists of in-process research and development (IPR&D) acquired in a business combination (see Note 7) that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated in-process research and development intangible asset. We use the income approach to determine the fair value of our IPR&D. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. Based on our IPR&D impairment tests for 2016, 2015 and 2014, we concluded that the fair value of the indefinite-lived intangible asset exceeded the carrying value and no impairment existed.
For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date if they have no alternative future uses.
Impairment of Long-Lived Assets
We evaluate long-lived assets, consisting of property and equipment, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s (group) carrying value, we then estimated the fair value of the asset (group) to measure the impairment, if any.
We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. As a result, we performed an analysis to estimate cash flows from equipment used in the production of Sumavel DosePro. Based on this analysis, we determined its fair value exceeded the carrying value by $6.4 million and recognized an impairment charge for long-lived assets in the fourth quarter of 2016. No impairment charges for long-lived assets were recorded in 2015.
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
Research and Development Expense and Accruals
Research and development costs include personnel-related costs, outside contracted services including clinical trial costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received.
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

Results of Operations
Comparison of Years Ended December 31, 2016, 2015 and 2014
Revenue

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Contract manufacturing revenue	$28,525	$24,369	$15,392	$4,156	17%	$8,977	58%
Net product revenue	—	—	9,840	—	—%	(9,840)	(100)%
Service and other product revenue	325	2,813	3,715	(2,488)	(88)%	(902)	(24)%
Total revenue	$28,850	$27,182	$28,947	$1,668	6%	$(1,765)	(6)%
We recognize contract manufacturing revenue in connection with the supply agreement with Endo. Contract manufacturing revenue includes a portion of deferred revenue recognized under the “proportional performance” method. Prior to the divestiture of our Sumavel DosePro business to Endo, we recognized net product sales upon the shipment of product to wholesale pharmaceutical distributors and retail pharmacies. The increase in contract manufacturing revenue in 2016 as compared to 2015 was primarily due to a change in estimate in the performance period under the proportional performance method. As a result of the impending termination of our contract manufacturing supply agreement with Endo, the performance period and the total expected products to be delivered under the arrangement were revised, which resulted in an increase to 2016 revenue by $4.9 million. Once the termination agreement is finalized, we will no longer have a source of recurring revenue and expect to have limited revenue in the foreseeable future. The increase in contract manufacturing revenue in 2015 as compared to 2014 was primarily due to the inclusion of a full year of contract manufacturing revenue in 2015, while 2014 only included a partial year’s contract manufacturing revenue as the agreement was executed in May 2014.
Net product revenue in 2014 consisted of sale of Sumavel DosePro products, which we divested in May 2014.
Service and other product revenue was comprised primarily of co-promotion fees earned for our Migranal ® Nasal Spray sales efforts under our agreement with Valeant Pharmaceuticals North America LLC until it was terminated in June 2015, as well as adjustments to Sumavel DosePro returns reserves subsequent to the sale of the business in May 2014. For 2016, service and other product revenue resulted from the true-up of reserves to reflect actual Sumavel DosePro returns. For 2015, service and other product revenue were comprised of Migranal co-promotion fees earned through June 2015, $0.5 million received for a contract termination payment and $2.0 million from true-up of reserves to reflect actual returns for product whose return period had lapsed. Service and other product revenue in 2014 was comprised primarily of fees generated by Migranal co-promotion activity.
Cost of Contract Manufacturing and Cost of Goods Sold

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Cost of contract manufacturing	$22,173	$22,356	$14,342	$(183)	(1)%	$8,014	56%
Cost of goods sold	$—	$—	$5,263	$—	—%	$(5,263)	(100)%
Costs of contract manufacturing consists primarily of materials, third-party manufacturing costs, freight in and indirect personnel and other overhead costs associated with Sumavel DosePro based on units sold to Endo, as well as the effect of changes in reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. It represents the cost of units recognized as contract manufacturing revenues in the period and the impact of underutilized production capacity and other manufacturing variances. Cost of contract manufacturing in 2016 was flat compared to 2015 while the corresponding contract manufacturing revenue increased. This resulted from a change in estimate under the proportional performance method of revenue recognition, which had no impact to cost of contract manufacturing. The increase in cost of contract manufacturing in 2015 compared to 2014 corresponds to the increase in units delivered.
Cost of goods sold consisted primarily of materials, third-party manufacturing costs, freight in and indirect personnel and other overhead costs associated with sales of Sumavel DosePro based on product dispensed to units sold to patients until the sale of the business to Endo in May 2014. Subsequent to the divestiture, we no longer sold the Sumavel DosePro commercially and manufacturing costs under the supply agreement were recorded as cost of contract manufacturing.
Royalty Expense

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Royalty expense	$295	$345	$591	$(50)	(14)%	$(246)	(42)%
Prior to our divestiture of the Sumavel DosePro business in May 2014, we incurred royalty expense on product sales of Sumavel DosePro, either by us or one of our licensees. Royalty expense incurred subsequent to our divestiture represent the amortization of a royalty prepayment over the contractual term to supply Sumavel DosePro to Endo. In the fourth quarter of 2016, approximately $2.0 million of unamortized prepaid royalties were written off as a result of the impending termination of our supply agreement and were included in impairment charges in operating expense.
Research and Development Expenses

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Research and development	$41,840	$27,860	$11,893	$13,980	50%	$15,967	134%
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
We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. We track third-party costs by program. We recognize the expenses associated with the services provided by CROs based on the percentage complete at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.
The table below sets forth information regarding our research and development costs for our major development programs.

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Research and development expenses:
ZX008	$29,133	$10,782	$391
Relday	439	9,625	5,515
Other (1)	12,268	7,453	5,987
Total	$41,840	$27,860	$11,893

(1)	Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis.
The increase in ZX008 expense in 2016 as compared to 2015 was primarily attributable to increased development activities related to our Phase 3 clinical trials in Dravet syndrome and funding of an open-label dose-ranging twenty-patient investigator initiated study in patients with LGS. In addition, 2016 research and development expense included a $1.5 million asset acquisition for a project that had not yet reached technological feasibility, was deemed to have no alternative use, and was immediately expensed. The increase in ZX008 expense in 2015 compared to 2014 was due to the timing of the acquisition of ZX008, which was in October 2014. The decrease in Relday expense in 2016 compared to 2015 reflects our decision to seek a strategic partner for the ongoing clinical development of Relday and focus our resources on ZX008, our lead product candidate.

The increase in Relday expense in 2015 compared to 2014 was attributable to costs incurred to complete a Phase 1b multi-dose parallel group clinical trial for Relday in 2015.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We anticipate research and development costs in 2017 to increase over our 2016 levels as we plan to submit an investigational new drug, or IND, application in the first quarter of 2017 and initiate a Phase 3 program for ZX008 in LGS in the second half of 2017 in addition to our ongoing Phase 3 clinical trials for ZX008.
Selling, General and Administrative Expenses

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Selling expense	$6,002	$3,935	$13,872	$2,067	53%	$(9,937)	(72)%
General and administrative expense	20,994	22,412	20,767	(1,418)	(6)%	1,645	8%
Total	$26,996	$26,347	$34,639	$649	2%	$(8,292)	(24)%
Selling expense consists primarily of salaries and benefits of sales and marketing management and sales representatives, marketing and advertising costs, service fees under our co-promotion agreement and product sample costs. The increase in selling expense in 2016 as compared to 2015 resulted from our increased spend on marketing infrastructure, marketing research and participation in industry conferences raising awareness of our lead product candidate ZX008 and its potential to treat LGS. The decrease in selling expense in 2015 compared to 2014 was due to the sale of our Sumavel DosePro business in May 2014, which had a dedicated sales force.
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include professional fees for legal, public relations, patent protection and accounting services.
The decrease in general and administrative expense in 2016 compared to 2015 was primarily attributable to lower personnel-related expense due to reduced headcount. The increase in general and administrative expense in 2015 compared to 2014 was primarily the result of additional professional service fees incurred for patent defense of $0.9 million and additional rent expense of $0.6 million for the expansion of our San Diego facility in the second half of 2014.
We anticipate that our selling, general and administrative expense in 2017 to be comparable to our 2016 levels.
Change in Fair Value of Contingent Consideration, Impairment Charges and Net Gain on Sale of Business

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Change in fair value of contingent consideration	$1,800	$(2,000)	—	$3,800	n/m	$(2,000)	—%
Impairment charges	$8,431	$—	838	$8,431	—%	$(838)	(100)%
Net gain on sale of business	$—	$—	(79,980)	$—	—%	$79,980	(100)%
The contingent consideration liability resulted from our acquisition of Zogenix International Limited in October 2014 where we agreed to pay additional consideration if certain future regulatory and commercial milestones are met for ZX008. The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated time frame necessary to achieve the developmental milestones, changes in market interest rates as well as the passage of time.
As a result of the sale of the Sumavel DosePro business to Endo, we recorded an impairment charge of $0.8 million in 2014 for the disposal of construction in progress equipment that will no longer be placed into service. In the fourth quarter of 2016, as a result of Endo’s intention to discontinue Sumavel DosePro (See Note 6), we recorded impairment charges of $8.4 million consisting of $6.4 million for long-lived assets associated with the production of Sumavel DosePro and $2.0 million in prepaid royalties.

In 2014, we recognized a net gain on sale of $80.0 million in the consolidated statements of operations in connection with the sale of our Sumavel DosePro business within operating income. The divestiture did not qualify for discontinued operations presentation based on the accounting guidance in effect in 2014.
Other income (expense)

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change

Interest income	$443	$101	$20	$342	339%	$81	405%
Interest expense	$(2,825)	$(3,060)	$(3,090)	$235	(8)%	$30	(1)%
Loss on sale of short-term investments	$—	$(5,746)	$—	$5,746	(100)%	$(5,746)	—%
Loss on extinguishment of debt	$—	$—	$(1,254)	$—	—%	$1,254	(100)%
Change in fair value of warrant liabilities	$5,387	$(1,103)	$25,332	$6,490	n/m	$(26,435)	n/m
Change in fair value of embedded derivatives	$—	$—	$(14)	$—	—%	$14	(100)%
Other income (expense)	$46	$(71)	$(784)	$117	n/m	$713	(91)%
Total other income (expense)	$3,051	$(9,879)	$20,210	$12,930	n/m	$(30,089)	n/m

n/m—not meaningful
Interest Income
Interest income increased in 2016 as compared to 2015. The increase is from interest earned from higher average cash and cash equivalents balances resulting from proceeds of our public offering in August 2015. Interest income increased in 2015 as compared to 2014. The increase is from interest earned from higher average cash and cash equivalents balances resulting from proceeds of our Zohydro business divestiture in April 2015 and our public offering in August 2015.
Interest Expense
Interest expense decreased slightly in 2016 as compared to 2015. In 2016, interest expense was incurred primarily in connection with our term debt and amortization of imputed interest on our interest-free working capital advance from Endo. In 2016, we refinanced out term debt and extended its maturity from its original maturity date of December 1, 2018 to July 1, 2020. In 2015, interest expense relates to our term debt, working capital advance from Endo, as well as our revolving line of credit for a portion of the year. In 2014, interest expense was incurred in connection with our Healthcare Royalty financing agreement, which was terminated on May 16, 2014, and amortization of the related imputed interest on our interest-free working capital advance from Endo.
We expect interest expense in 2017 to decrease as compared to 2016 as we expect the working capital advance to be repaid upon maturity, which is triggered once the termination of the supply agreement with Endo is finalized. Subsequent to repayment, amortization of imputed interest will cease.
Loss on sale of short-term investments
We received short-term investments as part of the sales consideration related to the divestiture of our Zohydro ER business in 2015. We sold these investments in 2015 and recognized a loss of $5.7 million.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities results from the periodic remeasurement of the estimated fair value of our warrant liabilities as discussed in Note 10 to our consolidated financial statements. The (income) expense in 2016, 2015 and 2014 resulted from fluctuations in our stock price between the measurement date as well as the decreased expected term from the passage of time.
The income or expense realized as a change in the valuation will continue to fluctuate based upon changes to inputs used to estimated fair value of our warrant liabilities while the warrants remain outstanding.

Other Income (Expense)
Other income (expense) in 2016 and 2015 was comprised primarily of foreign currency transaction gains and losses. Other income (expense) in 2014 was comprised of fees incurred to register our Zogenix International Limited stock of $0.7 million and net foreign exchange losses of $0.1 million.
Income Taxes

	Year Ended December 31,			2015 to 2016		2014 to 2015
(Dollars in thousands)	2016	2015	2014	$ change	% change	$ change	% change
Tax benefit (expense)	$948	$15,901	$(84)	$(14,953)	(94)%	$15,985	n/m

n/m—not meaningful
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In 2016, we recognized a tax benefit to continuing operations primarily related to the tax rate reductions enacted in the United Kingdom in September 2016 which resulted in a decrease in our deferred tax liability. In 2015, we recognized net income from discontinued operations, and, as a result, we recorded a tax expense of $14.1 million in discontinued operations and a corresponding tax benefit from continuing operations. The remaining tax benefit to continuing operations primarily relates to tax rate reductions enacted in the United Kingdom in November 2015 which resulted in a decrease in our deferred tax liability. In 2014, tax expense of $0.1 million was primarily related to the taxable foreign income generated by our wholly-owned subsidiary, Zogenix Europe Limited.
Discontinued Operations
In the first quarter of 2015, we reached a decision to sell our Zohydro ER business. On March 10, 2015, we entered into an asset purchase agreement with Pernix whereby we sold our Zohydro ER business to Pernix, and on April 24, 2015, we completed the sale to Ferrimill, a subsidiary of Pernix, as a substitute purchaser.
The sale, including the related gain on the transaction, was reflected in net income from discontinued operations in 2015, as discussed in Note 5 to our consolidated financial statements. As a result of our strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, our consolidated statements of operations and consolidated balance sheets have been retrospectively revised to reflect the financial results from the Zohydro ER business as discontinued operations for all periods presented.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2016, we had available federal, California and foreign net operating loss carryforwards of approximately $208.9 million, $191.3 million and $63.5 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2026 for federal tax purposes and 2016 for state tax purposes. As of December 31, 2016, we had federal and state research and development tax credit carryforwards of approximately $3.0 million and $3.6 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2026. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely.
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
We completed an analysis under IRC Sections 382 and 383 to determine if our net operating loss carryforwards and research and development credits are limited due to a change in ownership. We determined that as of December 31, 2016 we had three ownership changes. The first ownership change occurred in August 2006 upon the issuance of our Series A-1 convertible preferred stock. As a result of this ownership change, we reduced our net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. We determined that we had a second ownership change, as defined by IRC Section 382 and 383, which occurred in September 2011 upon the issuance of stock in our follow-on offering. As a result of this second ownership change, we reduced our federal net operating loss carryforwards as of December 31, 2011 by $121.1 million and research and development income tax credits as of December 31, 2011 by $3.0 million. We also reduced our California net operating loss carryforwards as of December 31, 2011 by $53.3 million as a result of the second ownership change. We had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change.
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
LIQUIDITY AND CAPITAL RESOURCES
We have experienced net losses and negative cash flow from operations since inception. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with the clinical development of ZX008.
Since inception, our operations have been financed primarily through equity and debt financings and proceeds from two business divestitures—Sumavel DosePro and Zohydro ER. Through December 31, 2016, we received aggregate net cash proceeds of approximately $512.0 million from the sale of shares of our preferred and common stock, including the following financing transactions:

•	in July 2012, we issued and sold a total of 4,382,287 shares of common stock and warrants to purchase 1,973,025 shares of common stock in a public offering for aggregate net proceeds of $65.4 million;

•	in 2013, we issued and sold a total of 844,138 shares of common stock under our controlled equity offering program for aggregate net proceeds of $10.8 million;

•	in November 2013, we issued and sold a total of 3,833,333 shares of common stock in a follow-on public offering for aggregate net proceeds of $64.5 million; and

•	in August 2015, we issued and sold a total of 5,462,500 shares of common stock in a follow-on public offering for aggregate net proceeds of $92.0 million.
Excluding the above mentioned business divestitures, we have incurred recurring losses from operations and negative cash flows from operating activities. As of December 31, 2016, we had an accumulated deficit of $445.2 million. We held cash and cash equivalents of $91.6 million as of December 31, 2016. Our loan agreement with Oxford Finance LLC and Silicon Valley Bank includes a material adverse change clause (see Note 9). In the event that ZX008 is approved in the United States or the EU, we will owe milestone payments under our purchase agreement for ZX008 (see Note 7). Based on our operating plans, we do not expect that our existing capital resources will be sufficient to fund our operations beyond the first half of 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its “Report of Independent Registered Public Accounting Firm” dated March 9, 2017 included in “Part IV, Item 15—Exhibits, Financial Statement Schedules” in this Annual Report on Form 10-K (see Note 1).
We intend to raise additional capital through public or private equity offerings, including debt financings. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, our ability to achieve the development and commercialization goals would be adversely affected.
Cash and Cash Equivalents. Cash and cash equivalents totaled $91.6 million and $155.3 million at December 31, 2016 and 2015, respectively.
A summary of our cash flow activity was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash provided by (used in):
Operating activities	$(72,880)	$(64,602)	$(80,816)
Investing activities	9,899	85,545	61,002
Financing activities	(817)	92,201	(10,002)
Net increase (decrease) in cash and cash equivalents	$(63,798)	$113,144	$(29,816)
Operating Activities
Net cash used in operating activities of $72.9 million in 2016 primarily reflects a net loss of $69.7 million, adjusted for non-cash charges including a $8.4 million impairment charge related to long-lived assets associated with the production of Sumavel DosePro and the write-down of prepaid royalties (see Note 6), $7.4 million of stock based compensation and $1.8 million increase in the fair value of contingent consideration offset by $5.4 million change in fair value of warrant liabilities. The primary use of cash from changes in working capital was attributable to an $11.2 million increase in trade accounts receivable due to the timing of shipments and collections. Other uses of cash in operating activities include personnel-related costs, research and development costs for ZX008, other professional services, including legal and accounting, and increases in our accounts payable and accrued expenses due to the timing of payments. Cash provided by changes in working capital items was primarily attributable to lower inventory purchases of Sumavel DosePro raw materials due to the anticipated wind down of our manufacturing supply agreement with Endo (see Note 6).
Net cash used in operating activities of $64.6 million in 2015 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $89.5 million pre-tax gain on the sale of our Zohydro ER business, a $5.7 million loss on our short-term investments, recognition of $8.5 million of deferred revenue and $7.7 million in stock-based compensation. Significant working capital uses of cash in 2015 include personnel-related costs, research and development costs (primarily for ZX008 and Relday), other professional services, including legal and accounting, and reduction of our accounts payable and accrued expense balances totaling $14.4 million, offset by lower accounts receivable balances of $7.5 million.
Net cash used in operating activities of $80.8 million in 2014 primarily reflects the use of cash for operations, adjusted for non-cash charges including the $80.0 million gain on the sale of our Sumavel DosePro business, a $25.3 million change in fair value of warrant liabilities and $9.5 million of stock-based compensation. Significant working capital uses of cash in 2014 include personnel-related costs, advertising and promotion, professional fees and required monitoring expenses associated with the launch of Zohydro ER.
Investing Activities
Investing activities resulted in net cash inflows of $9.9 million in 2016 primarily due to $10.0 million released from escrow funds related to the sale of Zohydro ER business.
Investing activities resulted in a cash inflow of $85.5 million in 2015. The primary inflows of cash associated with investing activities were primarily attributable to the proceeds from the sale of our Zohydro ER business, including $4.4 million of proceeds from the sale of short-term investments that was acquired as part of the sales consideration.
Investing activities resulted in a cash inflow of $61.0 million in 2014. The primary inflows of cash associated with investing activities were proceeds received from the sale of our Sumavel DosePro business for $89.6 million, of which $8.5 million was required to be placed in escrow and accounted for as restricted cash. The primary outflow of cash associated with investing activities was the acquisition of Zogenix International Limited for $20.0 million.
Financing Activities
Net cash used in financing activities of $0.8 million in 2016 consisted of $1.2 million for net debt repayment, offset by $0.3 million of cash receipts from exercises of employee stock options and employee stock purchase plan.

Net cash provided by financing activities was $92.2 million in 2015. The primary inflows of cash associated with financing activities were net proceeds from our public offering of $92.2 million and $1.4 million of cash receipts from exercises of employee stock options and employee stock purchase plan. The primary outflow of cash associated with financing activities was $1.4 million for the repayment of all outstanding indebtedness under the revolving credit facility with Oxford and SVB.
Net cash used in financing activities was $10.0 million in 2014. The primary outflow of cash associated with financing activities was $40.0 million for the repayment of all outstanding indebtedness under a financing arrangement with Healthcare Royalty Partners. The primary inflows of cash associated with financing activities included $21.0 million of net proceeds from our term loan and revolving line of credit with Oxford and SVB, a working capital advance from Endo of $7.0 million and proceeds of $1.5 million from the exercise of warrants and stock options.
Debt Obligations
Term Debt
In December 2014, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB), collectively, the Lenders, under which we borrowed a $20.0 million term loan. In addition, the Loan Agreement provided for a revolving credit facility of up to $4.0 million. The obligations under the Loan Agreement were secured by liens on our personal property and we have agreed to not encumber any of our intellectual property.
The term loan bore interest at an annual rate equal to the greater of (i) 8.75% or (ii) the sum of the prevailing prime rate (as report by the Wall Street Journal) plus 5.25%. Payments under the loan were interest-only until January 1, 2016, followed by equal monthly payments of principal and interest through the scheduled maturity date of December 1, 2018. The Loan Agreement includes a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt if certain subjective acceleration provisions are triggered. The material adverse change clause covers provisions including a material impairment of underlying collateral, change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation (see Note 9).
On April 23, 2015, in connection with the sale of the Zohydro ER business, we and the Lenders entered into an amendment to the Loan Agreement, which terminated all encumbrances on our personal property related to its Zohydro ER business.
On June 17, 2016, we entered into a second amendment (the Second Amendment) to the Loan Agreement with the Lenders. The Second Amendment modified the loan repayment terms to be interest-only from July 1, 2016 to February 1, 2018, followed by equal monthly payments of principal and interest through the new maturity date of July 1, 2020. Under the terms of the Second Amendment, the interest rate applicable to the term loan bears interest at an annual rate equal to the greater of (i) 7.00% or (ii) the sum of the prevailing prime rate (as report by the Wall Street Journal) plus 3.25%. In addition, the Second Amendment terminated the revolving credit facility previously available under the Loan Agreement. In connection with the Second Amendment, we paid (i) the end of term fee of $1.0 million due under the Loan Agreement as a result of this refinancing transaction and (ii) the end of term fee of $0.1 million with respect to the termination of the revolving credit facility. The Second Amendment also includes an end of term fee of $1.4 million payable on July 1, 2020, or upon early repayment of the term loan. An early repayment will be subject to a prepayment penalty of $0.2 million.
The Loan Agreement required us to establish a controlled deposit account with SVB containing at least 85% of our account balances at all financial institutions which can be utilized by the Lenders to satisfy the obligations in the event of default. The Second Amendment permitted us to maintain collateral account balances exceeding the greater of (i) $50.0 million, or (ii) 50% of our total collateral account balances (other than specifically excluded accounts), with financial institutions other than the Lenders; provided that, if our total collateral account balances are below$50.0 million, all such balances will be maintained with the Lenders. Other affirmative covenants include, among others, requiring us to maintain legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. Negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We were in compliance with these covenants at December 31, 2016 and 2015.
Note Payable for Working Capital Advance
In connection with the sale of the Sumavel DosePro business, Endo provided us with an interest-free working capital advance of $7.0 million, which is evidenced by a promissory note. The note payable is secured by a lien on our Sumavel DosePro raw materials and unreleased finished inventory. The note payable does not have a stated maturity date, but matures upon the termination of the related supply agreement. The supply agreement executed with Endo was for a minimum eight-year term.
We and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and the supply of Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. We expect to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.

As a result, we changed the balance sheet classification of the note payable from long-term to current as the note payable matures in the event the termination of the supply agreement is finalized.
Contractual Obligations and Commitments
The following table describes our contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Debt obligations (1)	$27,000	$7,000	$16,000	$4,000	$—
Debt interest (2)	4,721	1,420	3,301	—	—
Operating lease obligations (3)	8,872	1,838	5,085	1,949	—
Purchase obligations (4)	3,042	3,042	—	—	—
Other (5)	570	570	—	—	—
Total	$44,205	$13,870	$24,386	$5,949	$—

(1)
Represents principal payments due in connection with our term debt and working capital advance note. See Note 9 to our consolidated financial statements included in this Form 10-K. The $7.0 million working capital advance matures upon the termination of the Endo supply agreement.

(2)	Represents the estimated interest on scheduled debt payments under the term debt.

(3)	Represents the minimum lease payments for our Emeryville and San Diego, California offices pursuant to leases which expire in March 2020 and November 2022.

(4)
Primarily represents non-cancellable purchase orders for the production of key components of Sumavel DosePro and a minimum manufacturing fee payable to Patheon UK Limited through the remaining term of our manufacturing services agreement. These purchase obligations are based on the exchange rate at December 31, 2016.

(5)	Represents asset retirement obligations related to our production equipment at the sites of our suppliers.
We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the table above. See Note 3 and Note 7 to our consolidated financial statements in this Form 10-K for a description of the agreements that include these royalty and milestone payment obligations.
Recent Accounting Pronouncements
For the summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, in Part IV, Item 15, Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2016, we had cash and cash equivalents of $91.6 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis points movement in market interest rates would not have a significant impact on the total value of our portfolio.
Our term loan bears interest at an annual rate equal to the greater of (i) 7.00% or (ii) the sum of the prevailing prime rate (as report by the Wall Street Journal) plus 3.25%. As a result, we are exposed to interest rate risk from fluctuations in the prime rate. Based on our outstanding principal balance of $20.0 million at December 31, 2016 and historical interest rate volatility, we believe that our exposure to interest rate risk is not significant and a 100 basis points movement in market interest rates would not have a significant impact on our consolidated financial statements.
Foreign Exchange Risk
Our material suppliers and contract manufacturers are primarily in the U.K. which requires payments denominated in the Euro and the British Pound Sterling. As a result, we face foreign exchange risk for such expenditures. Due to the uncertain timing of expected payment in foreign currencies, we do not utilize any forward exchange contracts. While we have not experienced significant gains and/or losses from such transactions to date, an adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and contract manufacturers in the future. In 2016, the effect of foreign exchange rate fluctuations was not material to our consolidated financial statements. A hypothetical 10% change in the average exchange rate of the Euro or the British Pound Sterling during 2016 would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate various options to mitigate the foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-35.
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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2016, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zogenix, Inc.
We have audited Zogenix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zogenix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Zogenix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zogenix, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Zogenix, Inc. and our report dated March 9, 2017 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Zogenix, Inc.’s ability to continue as a going concern.
/s/ ERNST & YOUNG LLP

San Diego, California
March 9, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
(c) See Item 15(a)(2) above.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zogenix, Inc.
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zogenix, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2016 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zogenix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
March 9, 2017

Zogenix, Inc.
Consolidated Balance Sheets
(In Thousands, except Par Value)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$91,551	$155,349
Restricted cash	—	10,002
Trade accounts receivable	12,577	1,396
Inventory	7,047	12,030
Prepaid expenses	7,404	1,707
Other current assets	1,335	3,811
Current assets of discontinued operations	—	208
Total current assets	119,914	184,503
Property and equipment, net	1,710	9,254
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	1,147	3,331
Total assets	$231,505	$305,822
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,549	$5,290
Accrued expenses	6,374	4,617
Common stock warrant liabilities	809	6,196
Accrued compensation	3,652	3,711
Working capital advance note payable, net of discount of $3,733	3,267	—
Current portion of long-term debt	—	6,321
Deferred revenue	1,245	945
Current liabilities of discontinued operations	414	2,906
Total current liabilities	20,310	29,986
Long-term debt	18,824	15,899
Deferred revenue, noncurrent	—	6,139
Contingent purchase consideration	52,800	51,000
Deferred tax liability	17,425	18,450
Other long-term liabilities	1,390	1,588
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 24,813 and 24,772 shares issued and outstanding at December 31, 2016 and 2015, respectively.	25	25
Additional paid-in capital	565,954	558,251
Accumulated deficit	(445,223)	(375,516)
Total stockholders’ equity	120,756	182,760
Total liabilities and stockholders’ equity	$231,505	$305,822

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Operations
(In Thousands, except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Contract manufacturing revenue	$28,525	$24,369	15,392
Net product revenue	—	—	9,840
Service and other product revenue	325	2,813	3,715
Total revenue	28,850	27,182	28,947
Operating expenses (income):
Cost of contract manufacturing	22,173	22,356	14,342
Cost of goods sold	—	—	5,263
Royalty expense	295	345	591
Research and development	41,840	27,860	11,893
Selling, general and administrative	26,996	26,347	34,639
Change in fair value of contingent consideration	1,800	(2,000)	—
Impairment charges	8,431	—	838
Net gain on sale of business	—	—	(79,980)
Total operating expenses (income)	101,535	74,908	(12,414)
(Loss) income from operations	(72,685)	(47,726)	41,361
Other income (expense):
Interest income	443	101	20
Interest expense	(2,825)	(3,060)	(3,090)
Loss on sale of short-term investments	—	(5,746)	—
Loss on extinguishment of debt	—	—	(1,254)
Change in fair value of common stock warrant liabilities	5,387	(1,103)	25,332
Change in fair value of embedded derivatives	—	—	(14)
Other income (expense)	46	(71)	(784)
Total other income (expense)	3,051	(9,879)	20,210
(Loss) income from continuing operations before income taxes	(69,634)	(57,605)	61,571
Income tax benefit (expense)	948	15,901	(84)
(Loss) income from continuing operations	(68,686)	(41,704)	61,487
Discontinued operations:
(Loss) income from discontinued operations	(1,021)	67,848	(52,900)
Net (loss) income	$(69,707)	$26,144	$8,587
Net (loss) income per share, basic and diluted
Net (loss) income per share, basic:
Continuing operations	$(2.77)	$(1.94)	$3.45
Discontinued operations	$(0.04)	$3.16	$(2.97)
Total	$(2.81)	$1.22	$0.48
Net (loss) income per share, diluted:
Continuing operations	$(2.77)	$(1.94)	$3.44
Discontinued operations	$(0.04)	$3.16	$(2.96)
Total	$(2.81)	$1.22	$0.48
Weighted average shares outstanding, basic	24,785	21,449	17,825
Weighted average shares outstanding, diluted	24,785	21,449	17,855
See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(69,707)	$26,144	$8,587
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	(5,485)	—
Reclassification of other-than-temporary loss on available-for-sale securities included in net income	—	5,485	—
Comprehensive (loss) income	$(69,707)	$26,144	$8,587

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	17,365	$17	$428,656	$—	$(410,247)	$18,426
Net income	—	—	—	—	8,587	8,587
Issuance of common stock in connection with exercise of stock options	20	—	343	—	—	343
Issuance of common stock from ESPP purchase	63	—	556	—		556
Issuance of common stock in connection with exercise of warrants	58	—	2,079	—	—	2,079
Issuance of common stock in connection with vesting of restricted stock units	165	—	1	—	—	1
Issuance of common stock in connection with acquisition	1,499	2	15,235	—	—	15,237
Issuance of common stock warrants in connection with debt	—	—	558	—	—	558
Stock-based compensation	—	—	9,492	—	—	9,492
Balance at December 31, 2014	19,170	$19	$456,920	$—	$(401,660)	$55,279
Net income	—	—	—	—	26,144	26,144
Issuance of common stock in connection with public offering, net of issuance costs of $6,317	5,463	5	92,002	—	—	92,007
Issuance of common stock in connection with exercise of stock options	96	1	1,440	—	—	1,441
Issuance of common stock in connection with exercise of warrants	17	—	—	—	—	—
Issuance of common stock from ESPP purchase	26	—	203	—	—	203
Stock-based compensation	—	—	7,686	—	—	7,686
Unrealized loss on available-for-sale securities	—	—	—	5,485	—	5,485
Reclassification of other-than-temporary loss on available-for-sale securities included in net income	—	—	—	(5,485)	—	(5,485)
Balance at December 31, 2015	24,772	$25	$558,251	$—	$(375,516)	$182,760
Net loss	—	—	—	—	(69,707)	(69,707)
Issuance of common stock from stock option exercises	6	—	47	—	—	47
Issuance of common stock from ESPP purchase	35	—	303	—	—	303
Stock-based compensation	—	—	7,353	—	—	7,353
Balance at December 31, 2016	24,813	$25	$565,954	$—	$(445,223)	$120,756

See accompanying notes.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net (loss) income	$(69,707)	$26,144	$8,587
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	7,353	7,686	9,492
Depreciation	1,402	1,621	1,625
Amortization of debt issuance costs and debt discount	991	791	457
Change in fair value of warrant liabilities	(5,387)	1,103	(25,332)
Change in fair value of embedded derivatives	—	—	14
Change in fair value of contingent consideration	1,800	(2,000)	—
Impairment charges	8,431	—	838
Loss on sale of short-term investments	—	5,746	—
Loss on extinguishment of debt	—	—	1,254
Gain on sale of business	—	(89,484)	(79,980)
Changes in operating assets and liabilities:
Trade accounts receivable	(11,181)	7,477	(2,212)
Inventory	4,983	1,394	(3,503)
Prepaid expenses and other current assets	(3,394)	(650)	(9,200)
Other assets	471	316	(4,126)
Accounts payable and accrued expenses	(1,671)	(14,385)	5,404
Deferred revenue	(5,839)	(8,464)	15,658
Deferred tax liability	(1,025)	(2,050)	—
Deferred rent and other liabilities	(107)	153	208
Net cash used in operating activities	(72,880)	(64,602)	(80,816)
Investing activities:
Purchases of property and equipment	(103)	(308)	(122)
Proceeds from divestiture of businesses	—	82,984	89,624
Change in restricted cash from divestiture of businesses	10,002	(1,502)	(8,500)
Proceeds from sale of short-term investments	—	4,371	—
Acquisition of business, net of cash acquired	—	—	(20,000)
Net cash provided by investing activities	9,899	85,545	61,002
Financing activities:
Proceeds from borrowings of debt and revolving credit facility, net of issuance costs	2,167	—	27,977
Payments on borrowings of debt	(3,334)	(1,450)	(40,041)
Proceeds from issuance of common stock under employee stock plans and exercise of warrants	350	1,441	1,506
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	—	92,210	556
Net cash (used in) provided by financing activities	(817)	92,201	(10,002)
Net (decrease) increase in cash and cash equivalents	(63,798)	113,144	(29,816)
Cash and cash equivalents at beginning of period	155,349	42,205	72,021
Cash and cash equivalents at end of period	$91,551	$155,349	$42,205
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,470	$1,466	$12,847
Noncash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$—	$15,237
Issuance of common stock in connection with cashless exercise of warrants	$—	$300	$—
Purchase of property and equipment in accounts payable	$—	$—	$12
Change in common stock warrant liability associated with exercise of warrants	$—	$—	$(916)
Warrants issued in connection with debt	$—	$—	$558

See accompanying notes.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Liquidity
Zogenix, Inc. and subsidiaries (the Company) is a pharmaceutical company committed to developing and commercializing central nervous system (CNS) therapies. The Company’s current primary area of focus is epilepsy and related seizure disorders.
The accompanying consolidated financial statements include the accounts of Zogenix, Inc. and its wholly owned subsidiary Zogenix Europe, which was incorporated under the laws of England and Wales in June 2010. Also included is Zogenix International Limited, a wholly owned subsidiary of Zogenix Europe. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.
The accompanying consolidated balance sheets as of December 31, 2016 and 2015, and consolidated statements of operations for each of the three years in the period ended December 31, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the United States of America. The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.
As of December 31, 2016, the Company adopted Accounting Standard Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and to meet is obligations as they become due within one year from the date the financial statements are issued.
Excluding gains from two discrete business divestitures, the Company has incurred significant net losses from its operations since its inception and has an accumulated deficit of $445.2 million as of December 31, 2016. In 2016, the Company used $72.9 million of cash in operations. At December 31, 2016, the Company had cash and cash equivalents of $91.6 million. The Company’s loan agreement with Oxford Finance LLC and Silicon Valley Bank includes a material adverse change clause (see Note 9.) Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to ongoing Phase 3 programs in Dravet syndrome in North America and EU for ZX008. Additionally, in the event that ZX008 is approved in the U.S. or EU, the Company will owe milestone payments under its Zogenix International Limited Sales and Purchase Agreement (see Note 7). Based on the Company’s operating plans, management believes the Company’s cash and cash equivalents will not be sufficient to fund its operations beyond the first half of 2018. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management intends to raise additional capital through public or private equity offerings, including debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Business Combinations

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

Discontinued Operations
On April 24, 2015, the Company sold its Zohydro ER business. The operating results of the Zohydro ER business have been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5, Sale of Zohydro ER business, for additional information on the divestiture.
Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased.
Restricted Cash
In connection with its sale of the Zohydro ER business in April 2015, the Company has $10.0 million of cash in escrow as of December 31, 2015 to fund potential indemnification claims for a period of 12 months from the closing date of the sale. The Company received the full amount from escrow in April 2016.
In connection with its sale of the Sumavel DosePro business in May 2014, the Company had $8.5 million of cash in escrow as of December 31, 2014 to fund potential indemnification claims for a period of 12 months from the closing date of the sale. The Company received the full amount from escrow in May 2015.
The Company classifies these cash flows as an investing activity in the consolidated statements of cash flows as the source of the restricted cash is related to divestitures of its businesses.
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
The Company evaluated its short-term investments to assess whether any unrealized loss position is other than temporarily impaired. Factors considered in determining whether a loss was other-than-temporary included the length of time and extent to which fair value was less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2015, the Company liquidated all of its short-term investments and recognized a loss totaling $5.7 million in the consolidated statements of operations. Also, the Company had a $0.5 million receivable from unsettled sales of the short-term investments which was included in other current assets at December 31, 2015 and received cash in 2016.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including the length of time the receivables are past due, the financial health of the customer and historical experience. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts at December 31, 2016 and 2015.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable are carried at cost, which approximates their fair value due to their short maturities. The carrying amount of the Company’s term debt approximates fair value because it has a variable interest rate. At December 31, 2016, the estimated fair value of the Company’s working capital advance note payable approximated its face amount due to its impending maturity upon finalization of a termination agreement with Endo (see Note 6).
Accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because it values its cash equivalents using quoted market prices. The Company classifies its common stock warrant liabilities and contingent purchase consideration within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2016
Assets
Cash equivalents (1)	$87,792	$—	$—	$87,792
Liabilities
Common stock warrant liabilities (2)	$—	$—	$809	$809
Contingent purchase consideration (3)	$—	$—	$52,800	$52,800

At December 31, 2015
Assets
Cash equivalents (1)	$148,588	$—	—	$148,588
Liabilities
Common stock warrant liability (2)	$—	$—	$6,196	$6,196
Contingent purchase consideration (3)	$—	$—	$51,000	$51,000

(1)	Cash equivalents consists of investments in money market funds.

(2)
Common stock warrant liabilities include liabilities associated with warrants issued in connection with the Company’s July 2012 public offering of common stock and warrants (see Note 10) and warrants issued in connection with the financing agreement entered into with Healthcare Royalty Partners, which are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for both common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) expected volatility based upon the Company’s historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Healthcare Royalty Financing Agreement is the expected volatility. Significant increases in volatility would result in a

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

higher fair value measurement. The following additional assumptions were used in the Black-Scholes option pricing valuation model to measure the fair value of the warrants sold in the July 2012 public offering: (a) management’s projections regarding the probability of the occurrence of an extraordinary event and the timing of such event; and for the valuation scenario in which an extraordinary event occurs that is not an all cash transaction or an event whereby a public acquirer would assume the warrants, (b) an expected volatility rate using the Company’s historical volatility through the projected date of public announcement of an extraordinary transaction, blended with a rate equal to the lesser of 40% and the 180-day volatility rate obtained from the HVT function on Bloomberg as of the trading day immediately following the public announcement of an extraordinary transaction. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities associated with the July 2012 public offering are the expected volatility and the probability of the occurrence of an extraordinary event. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability of an extraordinary event occurring would result in a significantly lower fair value measurement.

(3)
Contingent purchase consideration was measured at fair value using the income approach based on significant unobservable inputs including management’s estimates of the probabilities and timing of achieving specific net sales levels and development milestones and appropriate risk adjusted discount rates. Significant changes of any of the unobservable input could have a significant effect on the calculation of fair value of the contingent purchase consideration liability.

The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 (in thousands):

	Short-term investments	Contingent Purchase Consideration	Common Stock Warrant Liability
Balance at December 31, 2014	$—	$53,000	$5,093
Additions	11,926	—	—
Dispositions	(6,180)	—	—
Changes in fair value	(5,746)	(2,000)	1,103
Balance at December 31, 2015	—	51,000	6,196
Additions	—	—	—
Dispositions	—	—	—
Changes in fair value	—	1,800	(5,387)
Balance at December 31, 2016	$—	$52,800	$809
Realized changes in fair value of the short-term investments are shown as loss on sale of short-term investments in other income (expense) in the consolidated statements of operations. Changes in fair value of contingent purchase consideration are reflected as operating expenses in the consolidated statements of operations. Changes to the warrant liabilities are recorded through a change in fair value of warrant liabilities.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, the Company has established guidelines regarding the diversification of its investments and their maturities, which are designed to maintain safety and liquidity.
In 2016, substantially all of the Company’s revenue were derived from a contract manufacturing service agreement with its one customer, Endo. The Company and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have the Company discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. The Company expects to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time (See Note 6). Once the termination agreement is finalized, the Company will no longer have a source of recurring revenue.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, the trade accounts receivable balance of $12.6 million was due from the Company’s single customer, Endo. Subsequent to year-end, the Company has collected $10.1 million of the amounts outstanding at December 31, 2016.
Inventory
Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined in a manner which approximates the first-in, first-out method. The Company adjusts the carrying value of inventory for potentially excess, dated or product within one year of expiration and obsolete products based on an analysis of inventory on hand and compared to forecasts of future sales. As of December 31, 2016, the entire inventory balance consists of raw materials and work-in-process related to the fulfillment of Sumavel DosePro under the supply agreement with Endo. The Company expects the procured materials are subject to reimbursement under the supply agreement. Accordingly, no reserves were deemed necessary at December 31, 2016.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets and primarily consists of the following:

Computer equipment and software	3 years
Furniture and fixtures	3-7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Depreciation expense for property and equipment was $1.4 million in 2016, $1.6 million in 2015, and $1.6 million in 2014.
Goodwill and Indefinite-Lived Intangibles
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in the fourth quarter, and more frequently if events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested.
Goodwill
The Company determined it has only one operating segment and reporting unit under the criteria in ASC 280, Segment Reporting. Accordingly, the Company’s review of goodwill impairment indicators is performed at the entity-wide level. The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The Company uses its market capitalization as an indicator of fair value. The Company believes that since its reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of its reporting unit as a whole to exceed its market capitalization. However, the Company believes that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. Should the market capitalization be less than its total stockholder's equity as of the annual test date or as of any interim impairment testing date, the Company would also consider market comparables, recent trends in its stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of its reporting unit is greater than its carrying amount. If the income approach is used, the Company would establish a fair value by estimating the present value of its projected future cash flows expected to be generated from its business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. Based on its goodwill impairment tests for 2016, 2015 and 2014, the Company concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Indefinite-Lived Intangibles
The Company’s indefinite-lived intangible asset consists of in-process research and development (IPR&D) acquired in a business combination (see Note 7) that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. the Company classifies in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company would write-off the remaining carrying amount of the associated in-process research and development intangible asset. The Company uses the income approach to determine the fair value of its IPR&D. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company’s revenue assumptions are based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, the Company considers, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. The Company applies a market-participant risk-adjusted discount rate to arrive at a present value as of the date of the impairment test. Based on its IPR&D impairment tests for 2016, 2015 and 2014, the Company concluded that the fair value of its IPR&D exceeded the carrying value and no impairment existed.
For asset purchases outside of business combinations, the Company expenses any purchased research and development assets as of the acquisition date if they have no alternative future uses.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, consisting of property and equipment, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s (group) carrying value, the Company then estimated the fair value of the asset (group) to measure the impairment, if any.
In 2014, the Company recorded an impairment charge of $0.8 million upon divestiture of Sumavel DosePro business related to the disposal of construction in progress equipment that will no longer be placed into service.
The Company and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have the Company discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. As a result, the Company performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro. Based on this analysis, the Company determined its fair value exceeded the carrying value by $6.4 million and recognized an impairment charge for long-lived assets in the fourth quarter of 2016. See Note 6 for additional information.

Common Stock Warrants
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
Revenue Recognition
The Company generates revenue from contract manufacturing, service fees earned on collaborative arrangements and product revenue related to Sumavel DosePro prior to the sale of the business in May 2014. The Company also generates revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

the product for resale has economic substance apart from that provided by the Company, (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns can be reasonably estimated. The Company defers recognition of revenue on product shipments of Zohydro ER until the right of return no longer exists, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales history of Zohydro ER.
Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. The application of the multiple element guidance requires subjective determinations, and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. In determining the units of accounting, the Company evaluates certain criteria, including whether the deliverables have stand-alone value, based on the consideration of the relevant facts and circumstances for each arrangement. In addition, the Company considers whether the buyer can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered element(s).
Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria, as described above, are applied to each of the separate units of accounting in determining the appropriate period or pattern of recognition. The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (VSOE) of selling price, if available, third-party evidence (TPE) of selling price if VSOE is not available, or management’s best estimate of selling price (BESP) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.
Contract Manufacturing Revenue
The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. As part of the sale of the Company’s Sumavel DosePro business in May 2014 to Endo, the Company allocated a portion of the total consideration received as payments in advance of the delivery of product under a supply agreement with Endo that was concurrently entered into with the asset sale. The Company initially recorded $9.1 million of deferred revenue, which is being recognized as contract manufacturing revenue when earned on a “proportional performance” basis as product is delivered. As a result, a portion of our contract manufacturing revenue reported includes deferred revenue from this transaction being recognized when earned.
Under the proportional performance method, revenue recognition is based on total products delivered to date relative to the total expected products to be delivered over the performance period as this is considered to be representative of the delivery of service under the arrangement. The performance period under the supply agreement was initially estimated to be eight years, the minimum contractual term under the agreement. Changes in estimates to the total expected products to be delivered or service obligation time period are accounted for prospectively. In the fourth quarter of 2016, as a result of Endo’s intent to terminate the supply agreement by mid-2017, the performance period and the total expected products to be delivered under the arrangement were revised and revenue of $4.9 million was recognized for the inception-to-date effect of the change in estimate. See Note 6 for additional information.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Product Revenue, Net
The Company sold Sumavel DosePro through May 2014, and sold Zohydro ER through April 2015, in the United States to wholesale pharmaceutical distributors and retail pharmacies, or collectively the Company’s customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. The Company recognized Sumavel DosePro product sales at the time title transferred to its customer, and reduced product sales for estimated future product returns and sales allowances in the same period the related revenue was recognized.
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
Product Returns. The Company is responsible for product returns for Sumavel DosePro product distributed by the Company prior to the sale of Sumavel DosePro to Endo in May 2014 up to a maximum per unit amount, as specified in the asset purchase agreement. This estimate of returns requires a high degree of judgment and is subject to change based on the Company’s experience and certain quantitative and qualitative factors. Sumavel DosePro’s shelf life is determined by the shorter expiry date of its two subassemblies, which is currently approximately 30 months from the date of manufacture. The Company’s return policy allows for customers to return unused product that is within six months before and up to one year after its expiration date for a credit at the then-current wholesaler acquisition cost reduced by a nominal fee for processing the return.
The Company has monitored and analyzed actual return history of Sumavel DosePro since product launch. The Company’s analysis of actual product return history considers actual product returns on an individual product lot basis since product launch, the dating of the product at the time of shipment into the distribution channel, prescription trends, trends in customer purchases and their inventory management practices, and changes in the estimated levels of inventory within the distribution channel to estimate its exposure for returned product. Because of the shelf life of Sumavel DosePro and the duration of time under which the Company’s customers may return product through the Company’s return policy, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.
Service and Other Product Revenue
Service and other product revenue primarily consists of payments received for the Company’s sales efforts under a co-promotion agreement with Valeant Pharmaceuticals North America LLC (Valeant) which was terminated in July 2015, and adjustments to Sumavel returns reserves subsequent to the sale of the business in May 2014. The Company recognizes service and other product revenue at the time services have been rendered or return rights have expired.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Research and Development Expense and Accruals
Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Research and development costs include personnel-related costs, outside contracted services including clinical trial costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received.
The Company’s expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations, or CROs. Payments under some of the Company’s contracts with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on information available to its product development or administrative staff. If the Company underestimates or overestimates the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods.
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
Foreign Currency Transactions
Gains or losses resulting from transactions denominated in foreign currencies are included in other expense, net in the consolidated statements of operations and were not material for all periods presented.
Stock-Based Compensation
For stock options and restricted stock units, the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for awards which contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.
Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding for the period reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, warrants and common stock subject to repurchase are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

The following table presents the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016		2015		2014
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator
Net (loss) income, basic and diluted	$(68,686)	$(1,021)	$(41,704)	$67,848	$61,487	$(52,900)
Denominator
Weighted average common shares outstanding, basic	24,785	24,785	21,449	21,449	17,825	17,825
Effect of dilutive securities:
Common stock warrants	—	—	—	—	30	30
Weighted average common shares outstanding, diluted	24,785	24,785	21,449	21,449	17,855	17,855
Net (loss) income per share, basic	$(2.77)	$(0.04)	$(1.94)	$3.16	$3.45	$(2.97)
Net (loss) income per share, diluted	$(2.77)	$(0.04)	$(1.94)	$3.16	$3.44	$(2.96)
In 2015 and 2014, the Company excluded 0.5 million and 1.2 million, respectively, of potential common shares outstanding from the calculation of diluted net income per share because their effect would have been antidilutive. In 2016, all potential common shares were excluded from the diluted net loss per share calculation as their effect is antidilutive since the Company generated a net loss. The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Year Ended December 31,
	2016	2015	2014
Common stock options and restricted stock units	3,256	529	1,244
Common stock warrants	1,975	—	—
	5,231	529	1,244
Segment Reporting
Management has determined that the Company operates in one business segment, which is the development and commercialization of pharmaceutical products.
Reclassifications
Interest income balances for prior years, which were previously combined as part of interest expense, net have been separately presented in the consolidated statements of operations to conform to current year’s presentation.
Accounting Pronouncements Recently Adopted
Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability instead of as an asset. The Company adopted the guidance in the first quarter of 2016. The effect of adopting the guidance retrospectively was 1) to decrease amounts previously reported on the Company’s consolidated balance sheet at December 31, 2015 for prepaid expenses and other current assets and decrease current portion of long-term debt by $0.1 million and 2) to decrease other assets, noncurrent and long term debt by $0.1 million. The balances for December 31, 2015 reflected in the Company’s consolidated balance sheet in this Form 10-K reflect these reclassifications.
ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s ability to Continue as a Going Concern provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the provisions of ASU 2014-15 as of December 31, 2016 and has included the disclosures required by ASU 2014-15 in Note 1 to the consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Effective
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting changes how companies account for certain aspects of stock-based awards to employees. Under the guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, entities will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current guidance, excess tax benefits are not recognized until the deduction reduces taxes payable. The new standard became effective for the Company on January 1, 2017. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $0.2 million. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to accumulated deficit, including any change to the valuation allowance as a result of the adoption. Additionally, as permitted under the new ASU, the Company has elected to change its policy on accounting for forfeitures and recognize them as they occur. Both of these changes will be adopted using the modified retrospective transition method, which will result in a cumulative-effect adjustment to the January 1, 2017 opening accumulated deficit balance. The Company does not expect the pending adoption of this ASU to have a material impact on its consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance, collectively, Topic 606, will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. This guidance will be effective for the Company January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). In 2016, the Company generated substantially all its revenue from a single contract, the manufacturing supply agreement with Endo, which is currently undergoing termination discussions and is expected to be terminated by mid-2017. The Company cannot predict whether it will have any revenue generating contracts with customers on the date of adoption. Therefore, the Company has not yet determined the transition method by which it will adopt the standard. The Company will continue to monitor any new contracts it enters into with customers for evaluation under ASU 2014-09.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize the lease assets and lease liabilities that arise from both capital and operating leases with lease terms of more than 12 months and to disclose qualitative and quantitative information about lease transactions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its financial statements and related disclosures.
3. Collaboration, License and Purchase Agreements
Zogenix International Limited Sales and Purchase Agreement
On October 24, 2014, the Company acquired Zogenix International Limited, pursuant to a sale and purchase agreement with Brabant Pharma Limited (Brabant). Under the terms of the Sale and Purchase Agreement, the Company agreed to make future milestone payments to the former principals of Brabant of up to $95.0 million in the event the Company achieves certain milestones with respect to ZX008, consisting of $50.0 million in regulatory milestones and $45.0 million in sales milestones.
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

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
Endo Ventures Limited Asset Purchase Agreement
In May 2014, the Company completed the sale of its Sumavel DosePro business to Endo Ventures Bermuda Limited and Endo Ventures Limited (collectively, Endo) and concurrently entered into a long-term supply agreement with Endo for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo. The agreement provides for an initial term of eight years.
The Company and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have the Company discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. The Company expects to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time. The Company is currently working with its suppliers to wind down activities and may incur additional costs associated with the discontinuance of Sumavel DosePro. See Note 6 for additional information.
Valeant Pharmaceuticals North America LLC Co-Promotion Agreement Termination
On June 27, 2013, the Company entered into a co-promotion agreement (the Co-Promotion Agreement) with Valeant Pharmaceuticals North America LLC (Valeant) to promote Migranal® Nasal Spray (Migranal) to a prescriber audience of physicians and other health care practitioners in the United States. The Company’s sales team began promoting Migranal to prescribers in August 2013, and Valeant paid the Company a co-promotion fee on a quarterly basis that represented specified percentages of net sales generated by the Company over defined baseline amounts of net sales. The original term of the agreement was through December 31, 2015. In 2016, 2015 and 2014, the Company recognized co-promotion service revenue of zero, $0.3 million and $3.4 million, respectively, under the Valeant Agreement.
In June 2015, the Company and Valeant entered into a Termination and Mutual Release Agreement, whereby the Co-Promotion Agreement terminated on June 12, 2015. In connection with the termination, Valeant made a one-time payment to the Company totaling $0.5 million, which was recorded as service and other product revenue in the consolidated statements of operations for the year ended December 31, 2015.
Durect Development and License Agreement
On July 11, 2011, the Company entered into a development and license agreement with Durect Corporation under which the Company is responsible for the clinical development and commercialization of Relday. Durect is responsible for pre-clinical, formulation and chemistry, manufacturing and controls development. Durect will be reimbursed by the Company for its research and development efforts on the product. Total research and development expense reimbursed under this agreement for 2016, 2015 and 2014 was $0.3 million, $4.6 million, and $4.3 million, respectively.
The Company paid an upfront fee to Durect and is obligated to pay Durect up to $103.0 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. The Company is also required to pay a mid-single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. Further, until an NDA for Relday has been filed in the United States, the Company is obligated to spend no less than $1.0 million in external expenses on the development of Relday in any trailing 12 month period beginning in July 2012. The patent royalty term is equal to the later of the expiration of all Durect technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, the Company will continue to pay royalties on annual net sales of the product at a reduced rate for so long as the Company continues to sell the product in the jurisdiction. The Company is also required to pay to Durect a tiered percentage of fees received in connection with any sublicense of the licensed rights.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company made an initial payment to Aradigm at the closing of the asset purchase and made an additional milestone payment upon the U.S. commercialization of Sumavel DosePro in 2010. The Company is also required to pay a 3% royalty on global net sales of Sumavel DosePro, by the Company or one of the Company’s future licensees, if any, until the later of January 2020 or the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. The Company recorded the second milestone payment in other assets in the consolidated balance sheet and was amortizing the prepaid royalties over the estimated useful life of the technology to royalty expense. As a result of Endo’s intention to discontinue Sumavel DosePro (see Note 6), the Company recorded an impairment charge of $2.0 million to write off the remaining carrying amount of the prepaid royalties.
Other Asset Acquisitions
In October 2016, the Company paid $1.5 million to acquire the global rights to a preclinical development program for orphan CNS disorders in an asset acquisition. At the date of acquisition, the project had not yet reached technological feasibility, was deemed to have no alternative use, and was immediately charged to operating expense. The asset purchase agreement provides for potential additional payments if certain development and sales milestones are achieved. Due to the preclinical stage of development and the nature of this arrangement, any future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
4. Consolidated Balance Sheet Details
Inventory (in thousands)

	December 31,
	2016	2015
Raw materials	$4,397	$3,775
Work in process	2,650	8,255
	$7,047	$12,030

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Property and Equipment, Net (in thousands)

	December 31,
	2016	2015
Machinery, equipment and tooling	$11,011	$12,859
Construction in progress	104	4,647
Computer equipment and software	78	579
Leasehold improvements	1,372	1,271
Furniture and fixtures	659	667
Property and equipment, at cost	13,224	20,023
Less accumulated depreciation	(11,514)	(10,769)
	$1,710	$9,254
Depreciation expense for 2016, 2015 and 2014 was $1.4 million, $1.6 million and $1.6 million, respectively.
The Company and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have the Company discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. As a result, the Company performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro. Based on this analysis, the Company determined its fair value exceeded the carrying value by $6.4 million and recognized an impairment charge for long-lived assets in the fourth quarter of 2016. See Note 6 for additional information.
The Company had net long-lived assets consisting of property and equipment in the following regions as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
United States	$629	$796
Europe	1,081	8,458
	$1,710	$9,254
Other Assets (in thousands)

	December 31,
	2016	2015
Prepaid royalty expense	$—	$2,000
Deposits	376	556
Prepaid clinical trial costs	771	775
	$1,147	$3,331
Accrued Expenses (in thousands)

	December 31,
	2016	2015
Accrued product returns	$99	$1,985
Accrued interest payable, current	121	178
Accrued clinical trial costs	3,657	1,162
Other accrued expenses	2,497	1,292
	$6,374	$4,617

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Other Long-Term Liabilities (in thousands)

	December 31,
	2016	2015
Deferred rent	$661	$767
Accretion of terminal fee due at maturity on term loan	729	407
Asset retirement obligation	—	371
Other long-term liabilities	—	43
	$1,390	$1,588

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
The Company received consideration of $80.0 million in cash, subject to an escrow holdback of $10.0 million, and $10.6 million in Pernix Therapeutics common stock. The escrow period expired in March 2016. The Company may receive additional cash payments, not to exceed $283.5 million based on the achievement of certain regulatory and sales milestones. As of December 31, 2016, the Company had not received and does not expect to receive any additional cash payments. The Company recognized an after-tax gain of $75.4 million in discontinued operations in 2015.
As a result of the Company’s strategic decision to sell the Zohydro ER business and focus on clinical development of ZX008 and Relday, the consolidated statements of operations for the year ended December 31, 2014 was retrospectively revised to reflect the financial results from the Zohydro ER business as discontinued operations. The results of operations for discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Zohydro ER business. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the Zohydro ER business do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.
The following table summarizes the results of discontinued operations presented in the consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
Discontinued operations	2016	2015	2014
Net product revenue	$532	$11,299	$11,584

Operating expense (income):
Cost of product sold	15	2,205	10,554
Royalty expense	32	835	1,127
Research and development	—	5,504	7,043
Selling, general and administrative	1,594	14,820	54,260
Restructuring expense	—	588	—
Gain on sale of business	—	(89,484)	—
Total operating expense (income)	1,641	(65,532)	72,984
Other income	—	5,077	8,500
Net (loss) income from discontinued operations before tax	(1,109)	81,908	(52,900)
Tax benefit (expense)	88	(14,060)	—
Net loss (income) from discontinued operations	$(1,021)	$67,848	$(52,900)

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Other income of $5.0 million in 2015 was attributed to payment received for the Company’s waiver of its regulatory exclusivity rights. Other income in 2014 was comprised of $3.5 million for the sale of right of reference to certain carcinogenicity data generated by the Company and a $5.0 million payment received for the Company’s waiver of its regulatory exclusivity rights.
The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2016 and 2015 related to the Zohydro ER business (in thousands):

	December 31,
	2016	2015
Assets
Current assets
Trade accounts receivable	$—	$4
Inventory	—	15
Prepaid expenses and other current assets	—	189
Total current assets of discontinued operations	$—	$208
Liabilities
Current liabilities
Accrued expenses	414	2,796
Deferred revenue	—	110
Total current liabilities of discontinued operations	$414	$2,906
Stock-based compensation included in discontinued operations was $0.7 million in 2015 and $2.0 million in 2014. Amortization expense included in discontinued operations was $0.2 million in 2015 and $0.6 million in 2014. These noncash expenses included in discontinued operations were not material in 2016.
6. Sale of Sumavel DosePro Business
On May 16, 2014, the Company completed the sale of its Sumavel DosePro business to Endo, which included registered trademarks, regulatory and all rights to market, sell and distribute Sumavel DosePro under the trademark and commercialization rights under a specified subset of the Company’s technology patents. The Company retained all rights to the DosePro technology patents and know-how for use with other products. The Company received $85.0 million in cash, subject to an escrow holdback of $8.5 million, and $4.6 million in cash for the purchase of Sumavel DosePro finished goods inventory on hand at the Company’s standard cost. The escrow period expired in May 2015.
As part of the transaction, the Company entered into a supply agreement with Endo for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo. Endo will purchase all Sumavel DosePro from the Company at cost plus a 2.5% mark-up and reimburse the Company for its royalty obligations due Aradigm Corporation on sales of Sumavel DosePro. The agreement provides for an initial term of 8 years. To support the Company’s Sumavel DosePro manufacturing operations, Endo provided the Company with an interest-free working capital advance of $7.0 million under a promissory note (see Note 10). The working capital advance is collateralized by liens on materials and unreleased finished Sumavel DosePro inventory and matures upon termination of the supply agreement.
The Company accounted for this transaction as a multiple-element arrangement and applied the applicable accounting guidance to separate the discrete deliverables into different units of accounting, and to determine the arrangement consideration for those separate units of accounting. The Company identified two primary deliverables consisting of the asset sale of the Company’s Sumavel DosePro business and the long-term contract manufacturing supply agreement, which includes the interest-free working capital advance. Other deliverables include a transition services agreement and participation in a joint supply committee with Endo which were determined to have minimal value relative to the total sales consideration. The Company determined that the asset sale and supply agreement each had standalone value and represented separate units of accounting. Cash consideration received of $89.6 million was allocated to the asset sale and supply agreement based on the relative selling price method (see Note 2). Approximately $85.3 million was allocated to the asset sale and the remaining $4.4 million was allocated to the supply agreement, which includes the interest-free working capital advance. This resulted in a gain of $80.0 million, net of $0.7 million in transaction costs, on the sale of Sumavel DosePro business. The cash consideration allocated to the supply agreement consists of imputed interest of $4.7 million on the interest-free working capital advance, based on the Company’s incremental borrowing rate for a debt instrument with similar terms, and $9.1 million for Sumavel

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

DosePro products to be delivered over the term of the supply agreement. The Company recorded the imputed interest as debt discount against the working capital advance proceeds and will amortize the debt discount using the effective interest method over the term of the supply agreement. The $9.1 million was recorded as deferred revenue and is to be recognized as contract manufacturing revenue as services are performed using the proportional performance method. The sale of the Sumavel DosePro business did not qualify as discontinued operations due to continuing involvement based on the applicable accounting guidance in effect in 2014.
The Company and Endo have recently entered into a letter agreement acknowledging Endo’s decision to have the Company discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. The Company expects to fulfill current open orders during the first half of 2017 and not to supply Endo with additional Sumavel DosePro following such time.
The Company recorded impairment charges of $8.4 million consisting of $6.4 million for long-lived assets associated with the production of Sumavel DosePro in the fourth quarter of 2016 and $2.0 million in prepaid royalties. In addition, the performance period under the supply agreement was adjusted to conclude by mid-2017, which was accounted for prospectively as a change in accounting estimate (see Note 2). The Company recognized revenue for the inception-to-date effect of this change in estimate in the fourth quarter of 2016. As of December 31, 2016, deferred revenue of $1.2 million is expected to be recognized upon fulfillment of the remaining open orders.
7. Acquisition of Zogenix International Limited
On October 24, 2014, Zogenix Europe Limited (Zogenix Europe), a wholly-owned subsidiary of the Company, acquired all the capital stock of Zogenix International Limited, a privately-held company organized under the laws of England and Wales. Zogenix International Limited owned worldwide development and commercialization rights to ZX008, low-dose fenfluramine, for the treatment of Dravet syndrome. The Company paid cash consideration of $20.0 million, net of cash acquired, issued 11,995,202 shares of the Company’s common stock valued at $15.2 million and contingent consideration with an estimated acquisition date fair value of $53.0 million for an aggregate purchase price of $88.2 million. Under the contingent consideration arrangement, the Company agreed to pay up to $95.0 million if certain milestones are achieved, including regulatory approvals and sales targets. Transaction costs associated with this acquisition of $0.3 million were expensed as incurred in selling, general and administrative expense in 2014.

The fair value of contingent consideration liability on the acquisition date of $53.0 million was estimated based on the probability of achieving the specified objectives using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in connection with the fair value hierarchy (see Note 2). Any future change in the estimated fair value of the contingent consideration will be recognized in operating expenses within the consolidated statements of operations.

The Company accounted for this acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate purchase price allocation (in thousands):

Cash and cash equivalents	$74
Prepaid expenses and other current assets	34
Property and equipment	4
Intangible assets	102,500
Goodwill	6,234
Accounts payable	(112)
Deferred tax liability	(20,500)
Total purchase price	$88,234

Intangible assets acquired represent in-process research and development (IPR&D) related to ZX008. The in-process research and development currently has an indefinite life and is tested for potential impairment at least annually or whenever indicators of potential impairment are present. Upon completion and development of the related project, the IPR&D will be assigned a useful life and amortized over the estimated period of its future economic benefit, or impaired if the technology is abandoned and is not able to be used for another purpose. The fair value of the developed technology and trade name was

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return.

The excess of the fair value of the total consideration over the estimated fair value of the net assets acquired was recorded as goodwill, which was primarily attributable to expected benefit derived from utilizing the Company’s established research and development infrastructure. The goodwill recognized is not deductible for income tax purposes.

8. Commitments and Contingencies
The Company is not currently involved in any material legal proceedings. The Company may become involved in various legal proceedings and claims that arise in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on its business, results of operations, financial position or cash flows.
Operating Leases
The Company leases office space for its general and administrative, supply chain and inventory management and research and product development operations in Emeryville, California under a noncancelable operating lease that expires in November 2022. The base rent is subject to a 3% increase each year for the duration of the lease. Under the terms of the lease, as amended, the Company received an option to expand into additional space under certain conditions, as well as a renewal option for an additional five year term upon the expiration date. The Company will also pay a portion of common area and pass-through expenses in excess of base year amounts.
The Company’s noncancelable lease for its former headquarters in San Diego, California runs through March 2020. The facility has been substantially vacated as of December 31, 2016, and the Company intends to sublease this space. The base rent will increase approximately 3.25% on an annual basis throughout the term. The Company is also required to pay a portion of common area and pass-through expenses in excess of base year amounts. The Company received incentives of abated rent for approximately 4.5 months of the lease term totaling $0.3 million and a tenant improvement allowance of up to $0.4 million.
The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating leases. Rent expense for 2016, 2015 and 2014 was $1.9 million, $1.5 million and $0.9 million, respectively.
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2016 were as follows (in thousands):

2017	$1,838
2018	1,896
2019	1,955
2020	1,234
2021	1,004
Thereafter	945
Total	$8,872
Manufacturing and Supply Agreements
The Company has a manufacturing services agreement with Patheon UK Limited (Patheon) related to Sumavel DosePro, which is scheduled to expire at the end of April 2017. As the Company will have no further obligation to supply Endo with Sumavel DosePro after fulfillment of the remaining open orders (see Note 6), the manufacturing services agreement with Patheon will not be renewed. As of December 31, 2016, purchase commitments under this agreement totaled approximately $2.7 million. In addition, the Company is obligated to pay Patheon up to $0.3 million (based on year-end exchange rates) for the removal of manufacturing equipment related to Sumavel DosePro from Pantheon’s facility upon the expiration of the agreement. The asset retirement obligation was included in current liabilities in the Company’s consolidated balance sheet as of December 31, 2016.
The Company has manufacturing and supply agreements with several third-party suppliers for the production of key components of Sumavel DosePro in addition to Patheon. As of December 31, 2016, aggregate noncancelable purchase orders under these arrangements totaled $0.3 million. The Company is currently engaged in discussions with these third-party suppliers related to discontinuing Sumavel DosePro and may incur additional costs associated with the wind down activities.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

9. Debt Obligations
Term Debt
Scheduled maturities of the term debt are as follows (in thousands):

2017	$—
2018	8,000
2019	8,000
2020	4,000
Principal balance outstanding	20,000
Less: unamortized debt discount and issuance costs	(1,176)
Net carrying value of debt	18,824
Less: current portion	—
Long-term debt	$18,824
In December 2014, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), under which the Company borrowed a $20.0 million term loan. In addition, the Loan Agreement provided for a revolving credit facility of up to $4.0 million. The obligations under the Loan Agreement are secured by liens on the Company’s personal property and the Company has agreed to not encumber any of its intellectual property. The Loan Agreement includes a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt if certain subjective acceleration provisions are triggered. The material adverse change clause covers provisions including a material impairment of underlying collateral, change in business operations or condition or material impairment of the Company’s prospects for repayment of any portion of the remaining debt obligation.
In connection with the Loan Agreement, the Lenders were issued warrants to purchase an aggregate of up to 63,559 shares of the Company’s common stock at a per share exercise price of $9.44. The warrants are exercisable for 10 years. The fair value of the warrants was estimated to be $0.6 million using the Black-Scholes valuation model and was recorded at issuance as debt discount to the term loan with a corresponding increase to additional paid in capital in the consolidated balance sheet.
The term loan bore interest at an annual rate equal to the greater of (i) 8.75% or (ii) the sum of the prevailing prime rate (as report by the Wall Street Journal) plus 5.25%. Payments under the loan were interest-only until January 1, 2016, followed by equal monthly payments of principal and interest through the scheduled maturity date of December 1, 2018.
On April 23, 2015, in connection with the sale of the Zohydro ER business, the Company and the Lenders entered into an amendment to the Loan Agreement, which terminated all encumbrances on the Company’s personal property related to its Zohydro ER business.
On June 17, 2016, the Company entered into a second amendment (the Second Amendment) to the Loan Agreement with the Lenders. The Second Amendment modified the loan repayment terms to be interest-only from July 1, 2016 to February 1, 2018, followed by equal monthly payments of principal and interest through the new maturity date of July 1, 2020. Under the terms of the Second Amendment, the interest rate applicable to the term loan bears interest at an annual rate equal to the greater of (i) 7.00% or (ii) the sum of the prevailing prime rate (as report by the Wall Street Journal) plus 3.25%. In addition, the Second Amendment terminated the revolving credit facility previously available under the Loan Agreement. In connection with the Second Amendment, the Company paid (i) the end of term fee of $1.0 million due under the Loan Agreement as a result of this refinancing transaction and (ii) the end of term fee of $0.1 million with respect to the termination of the revolving credit facility. The Second Amendment also includes an end of term fee of $1.4 million payable on July 1, 2020, or upon early repayment of the term loan. An early repayment will be subject to a prepayment penalty of $0.2 million.
The Loan Agreement required the Company to establish a controlled deposit account with SVB containing at least 85% of the Company’s account balances at all financial institutions which can be utilized by the Lenders to satisfy the obligations in the event of default. The Second Amendment permitted the Company to maintain collateral account balances exceeding the greater of (i) $50.0 million, or (ii) 50% of the Company’s total collateral account balances (other than specifically excluded accounts), with financial institutions other than the Lenders; provided that, if the Company’s total collateral account balances are below $50.0 million, all such balances will be maintained with the Lenders. Other affirmative covenants include, among others, requiring the Company to maintain legal existence and governmental approvals, deliver certain financial reports, maintain

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

insurance coverage and satisfy certain requirements regarding accounts receivable. Negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company was in compliance with these covenants at December 31, 2016 and 2015.
Working Capital Advance Note Payable
In connection with the sale of the Sumavel DosePro business, Endo provided the Company with an interest-free working capital advance of $7.0 million, which is evidenced by a promissory note. The note payable is secured by a lien on the Company’s Sumavel DosePro raw materials and unreleased finished inventory. The note payable was initially recorded on the consolidated balance sheet net of a $4.7 million debt discount. The debt discount is being amortized as interest expense using the effective interest method over the supply agreement’s initial term of eight years, as the note payable matures upon termination of the related supply agreement.
In the fourth quarter of 2016, the Company changed its classification of the note payable from long-term to current as a result of the impending termination of the supply agreement (see Note 6) because the extinguishment of the liability is reasonably expected to require the use of existing current assets, including cash and the underlying collateral of Sumavel DosePro materials and unreleased finished inventory. The carrying value of the note payable was $3.3 million and $2.8 million at December 31, 2016 and 2015, respectively.
10. Stockholders’ Equity
Common Stock
The number of authorized shares of the Company’s common stock is 50.0 million shares with a par value of $0.001 par value. Holders of the Company’s common stock are entitled to one vote per share.
At December 31, 2016, common stock reserved for future issuance is as follows (in thousands):

	December 31,
	2016	2015
Stock options and restricted stock units outstanding	3,388	2,714
Warrants to purchase common stock	1,975	1,975
Shares authorized for future issuance under equity and purchase plans	952	678
	6,315	5,367
Common Stock Warrants
In December 2014, in connection with a financing transaction, the Company issued warrants to Oxford and SVB exercisable into an aggregate of 63,559 shares of common stock. The warrants are exercisable at $9.44 per share of common stock and have a term of 10 years. In 2015, warrants to purchase 31,779 shares of common stock were exercised in a cashless exercise whereby 16,719 shares were issued and 15,060 shares withheld to satisfy the exercise price of the warrants. The value of the warrants of approximately $0.6 million was recorded as debt discount and additional paid in capital upon issuance.
In July 2012, in connection with a public offering of common stock and warrants, the Company sold warrants to purchase 1,973,025 shares of common stock. The warrants are exercisable at an exercise price of $20.00 per share and will expire on July 27, 2017, which is five years from the date of issuance. As the warrants contain a cash settlement feature upon the occurrence of certain events that may be outside of the Company’s control, the warrants are recorded as a current liability and are marked to market at each reporting date (see Note 2). There were no exercises for these warrants in 2016 and 2015. In 2014, warrants to purchase 58,156 shares of common stock were exercised. The fair value of outstanding warrants issued in connection with the 2012 public offering was approximately $0.7 million and $6.1 million as of December 31, 2016 and 2015, respectively.

In July 2011, in connection with a financing agreement, the Company issued a warrant to Healthcare Royalty Partners, exercisable immediately upon issuance, to purchase up to 28,125 shares of common stock. The warrant has an exercise price of $72.00 per share of common stock with a term of 10 years. As the warrant included covenants where compliance under certain circumstances were not within the Company’s control, the warrant was recorded as a liability and is being marked to market at

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

each reporting date (see Note 2) while outstanding. The fair value of the warrant was approximately $0.1 million and $0.1 million as of December 31, 2016 and 2015, respectively.
In June 2011, and in connection with entering into an amendment to the second amended and restated loan and security agreement with Oxford and Silicon Valley Bank (the Oxford Agreement), the Company issued warrants to Oxford and Silicon Valley Bank exercisable into an aggregate of 3,306 shares of common stock. The warrants are exercisable at $30.24 per share of common stock and have a term of 7 years. The value of the warrants of approximately $0.1 million was recorded as debt discount and additional paid in capital in the consolidated balance sheet as of December 31, 2011.

11. Stock-Based Compensation
Description of Equity Incentive Plans
In 2006, the Company adopted the 2006 Equity Incentive Award Plan, as amended, (the 2006 Plan) under which 141,750 shares of common stock were reserved for issuance to employees, directors and consultants of the Company. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2006 Plan is ten years. Options granted pursuant to the 2006 Plan generally vest over four years with 25% vesting on the first anniversary of the vesting commencement date and 1/48th each month thereafter.
In 2010, the Company adopted the 2010 Equity Incentive Award Plan (the 2010 Plan), which became effective immediately prior to the completion of the IPO. An initial 280,459 shares were reserved for issuance to employees, directors and consultants of the Company under the 2010 plan. The number of shares initially reserved were subsequently increased by the number of shares of common stock related to awards granted under the 2006 Plan that are repurchased, forfeited, expired or are canceled on or after the effective date of the 2010 Plan, as well as an annual increase pursuant to an evergreen provision. The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2010 Plan is ten years.
Service-based options granted pursuant to the 2010 Plan generally vest over four years and vest with 25% vesting on the first anniversary of the vesting commencement date and 1/48th each month thereafter. Performance-based options are subject to the employee’s continued service and become vested and exercisable based on the completion of a specified regulatory milestone. Service-based restricted stock units granted pursuant to the 2010 Plan generally cliff vest one year from the date of grant.
In June 2012, the Company amended and restated the 2010 Plan (the Restated 2010 Plan). Pursuant to the Restated 2010 Plan, the number of shares that are reserved for issuance under the 2010 Plan was increased to 1,162,500, plus any shares related to outstanding options granted under the 2006 Plan that are repurchased, forfeited, expire or are canceled on or after the effective date of the Restated 2010 Plan. Further, the 2010 Plan’s evergreen provision was amended such that, commencing on January 1, 2013, and on each January 1 thereafter during the term of the Restated 2010 Plan, the aggregate number of shares available for issuance under the Restated 2010 Plan shall be increased by that number of shares of the Company’s common stock equal to the lower of:

•	4% of the Company’s outstanding common stock on the applicable January 1; or

•	an amount determined by the board of directors.
At December 31, 2016 and 2015, 571,778 and 324,713 shares of common stock were available for future issuance under the Restated 2010 Plan, respectively.
On December 4, 2013, the Company adopted the Employment Inducement Equity Incentive Award Plan (the Inducement Plan). The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2010 Equity Incentive Award Plan with two principal exceptions: (1) incentive stock options may not be granted under the Inducement Plan; and (2) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million, as the conditions of Section 162(m) of the Internal Revenue Code will not be met. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

The Company has initially reserved 337,500 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2016 and 2015, there were 236,625 and 202,230 shares of common stock available for future issuance under the Inducement Plan, respectively.
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
The following sections summarize activity under the Company’s stock plans.
Stock Options
The following table summarizes the Company’s stock option activity for 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	2,714	$17.18
Granted	902	$10.02
Exercised	(6)	$7.27
Canceled	(325)	$19.88
Outstanding at December 31, 2016	3,285	$15.46	7.5	$2,458
Exercisable at December 31, 2016	1,887	$17.76	6.5	$651
Vested and expected to vest at December 31, 2016	3,196	$15.56	7.5	$2,340
As of December 31, 2016, options outstanding include 137,000 shares that become vested and exercisable upon the achievement of a certain regulatory milestone for the Company’s ZX008 product candidate. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $24,000, $0.3 million and $0.3 million, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity for 2016:

	Shares (in thousands)	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2015	—	$—
Granted	112	10.31
Vested	—	—
Canceled	(9)	10.35
Nonvested at December 31, 2016	103	10.31

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

The restricted stock units granted in 2016 cliff vests on the earlier of two years from the date of grant or the achievement of a certain regulatory milestone for the Company’s ZX008 product candidate.
The intrinsic value of restricted stock units vested during 2014 was $3.0 million. There were no vestings of restricted stock units in 2016 and 2015. As of December 31, 2016, nonvested restricted stock units had a weighted average remaining contractual term of 1.2 years with an intrinsic value of $1.3 million.
Employee Stock Purchase Plan (ESPP)
In 2010, the Company adopted the 2010 Employee Stock Purchase Plan (Purchase Plan), which allows employees to purchase shares of the Company’s common stock during specified offering periods at a discount to the fair market value at the time of purchase. The Purchase Plan is implemented by overlapping, twelve-month offering periods and each offering period may contain up to two purchase periods of six months each. At any one time, there may be up to two offering periods under the Purchase Plan. In general, a new twelve-month offering period commences on each June 1 and December 1 of a calendar year.
Stock may be purchased under the Purchase Plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. Eligible employees may elect to withhold up to 20% of their compensation through payroll deductions during an offering period for the purchase of stock. The Purchase Plan contains a reset provision whereby if the price of the Company’s common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in the preceding offering period with higher first day price will be automatically withdrawn from such offering periods and re-enrolled in the new offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering period, resulting in incremental expense to be recognized over the twelve-month period of the new offering.
The Purchase Plan limits the maximum number of shares that may be purchased by any one participant in an offering period to 2,500 shares. In addition, the Internal Revenue Code limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of the offering period.
At December 31, 2016 and 2015, a total of 147,576 and 151,490 shares of common stock were reserved for issuance under the Purchase Plan, respectively. A total of 35,164, 25,204, and 62,987 shares were issued under the Purchase Plan in 2016, 2015 and 2014, respectively.
Stock-Based Compensation
Valuation of Equity Awards
The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model are as follows:

Year Ended December 31,
	2016	2015	2014
Stock Options
Risk free interest rate	1.1% to 2.1%	1.5% to 1.9%	1.6% to 2.0%
Expected term	5.1 to 6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	76.5 to 78.1%	76.7 to 79.2%	79.7 to 84.9%
Expected dividend yield	—%	—%	—%
Weighted-average fair value of option on grant date	$6.69	$8.37	$18.58

Employee Stock Purchase Plan
Risk free interest rate	0.5% to 0.8%	0.1% to 0.5%	0.1%
Expected term	0.5 to 1.0 years	0.5 to 1.0 years	0.5 to 1.0 years
Expected volatility	59.5% to 71.3%	67.4% to 77.8%	65.0% to 83.2%
Expected dividend yield	—%	—%	—%
The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option or purchase right being valued. The assumed dividend yield was zero as the Company currently does not intend to pay dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, when necessary, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented with historical volatility of comparable companies whose share prices are publicly available for a sufficient period of time.
Restricted Stock Units
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$386	$390	$467
Research and development	1,924	1,266	1,236
Selling, general and administrative	5,043	5,285	5,833
Total	$7,353	$6,941	$7,536
As of December 31, 2016, there was approximately $9.4 million of total unrecognized compensation costs related to outstanding equity awards, which is expected to be recognized over a weighted average period of 2.3 years.
At December 31, 2016, there were 32,000 unvested options and RSUs outstanding to consultants, with approximately $0.3 million of related unrecognized compensation expense based on a December 31, 2016 measurement date. These unvested stock options outstanding to consultants are expected to vest over approximately 2.5 years. In accordance with accounting guidance for stock-based compensation, the Company remeasures the fair value of stock option grants to non-employees at each reporting date and recognizes the related income or expense during their vesting period. Expense (income) recognized for equity awards to consultants was $0.1 million, $0.2 million and $(0.2) million for 2016, 2015 and 2014, respectively, and was included in the consolidated statement of operations within selling, general and administrative expense.

12. Employee Benefit Plan
Effective February 1, 2007, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the first day of the month following one month of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also provides the Company to make discretionary matching contributions. In 2016, the Company made discretionary matching contributions of $0.1 million. There were zero discretionary contributions made in 2015 and 2014.
13. Income Taxes
The Company only recognizes tax benefits if it is more-likely-than-not to be sustained upon audit by the relevant taxing authority based upon its technical merits. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The balance of unrecognized tax benefits at December 31, 2016 of $1.2 million are tax benefits that, if the Company recognizes them, would not impact the Company’s effective tax rate as long as they remain subject to a full valuation allowance.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2016	2015	2014
Beginning balance of unrecognized tax benefits	$1,132	$1,019	$899
Gross increases based on tax positions related to current year	116	113	120
Gross increases based on tax positions related to prior year	—	—	—
Settlements with taxing authorities	—	—	—
Expiration of statute of limitations	—	—	—
Ending balance of unrecognized tax benefits	$1,248	$1,132	$1,019

The Company’s accounting policy for interest and penalties related to income tax matters are classified as income tax expense and was zero for all periods presented.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2008 and forward can be subject to examination by the U.S. and various state and foreign tax authorities due to the carryforward of net operating losses.
For financial reporting purposes, (loss) income from continuing operations before income taxes includes the following components (in thousands):

	December 31,
	2016	2015	2014
United States	(24,285)	(40,845)	62,479
Foreign	(45,349)	(16,760)	(908)
Total	$(69,634)	$(57,605)	$61,571
At December 31, 2016, the Company’s U.S. federal, state, and foreign income tax net operating loss carryforwards were approximately $208.9 million, $191.3 million and $63.5 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2026 and the state tax loss carryforwards will begin to expire in 2016. In addition, the Company has federal and California research and development income tax credit carryforwards of $3.0 million and $3.6 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2026. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely.
The Company has elected the “with and without method – direct effects only”, under the applicable accounting guidance for income taxes, with respect to recognition of stock option windfall tax benefits within additional paid-in capital and will utilize general net operating losses to offset taxable income before utilizing net operating losses attributable to windfall tax benefits.
The Company has completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. The Company has determined that as of December 31, 2016 the Company had three ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. The Company had a second ownership change as defined by IRC Sections 382 and 383, which occurred in September 2011 upon the issuance of common stock in its follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2011 by $121.1 million and research and development income tax credits as of December 31, 2011 by $3.0 million. The Company also reduced its California net operating loss carryforwards as of December 31, 2011 by $53.3 million as a result of the second ownership change. The Company had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

The reconciliation of income tax from continuing operations computed at the Federal statutory tax rate to the (benefit) expense for income taxes were as follows (in thousands):

	December 31,
	2016	2015	2014
Tax at statutory rate	$(23,675)	$(19,586)	$20,934
State taxes, net of federal benefit	(65)	(691)	1,499
Change in valuation allowance	16,024	(14,042)	(12,968)
Valuation allowance adjustment for continuing operations	—	15,498	—
Permanent interest disallowed	(1,832)	375	(8,608)
Foreign rate change - Impact on Deferred Taxes	521	(1,993)	—
Other permanent differences	1,307	114	1,226
Research and development tax credits	(145)	(1,060)	(1,387)
State tax rate benefit	578	2,181	(503)
Foreign rate differential	6,122	2,550	—
Credits and other	217	753	(109)
Tax (benefit) expense	$(948)	$(15,901)	$84

ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. As a result of the gain recognized in discontinued operations from the sale of the Company’s Zohydro ER business to Pernix in 2015, ASC 740-20-45-7 required us to allocate a tax expense to discontinued operations and a tax benefit to continuing operations. The amount of income tax expense recorded as part of discontinued operations is limited to the tax benefit from income from continuing operations.  Accordingly, the Company has recorded a tax expense of $14.1 million in 2015 in discontinued operations and a corresponding income tax benefit from continuing operations. The remaining tax benefit to continuing operations primarily relates to tax rate reductions enacted in the U.K. in November 2015 which resulted in a decrease to deferred tax liability.

Significant components of the Company’s deferred tax assets are presented below. A valuation allowance of $112.3 million and $96.3 million as of December 31, 2016 and 2015, respectively, has been established against the deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$90,543	$72,402
Capitalized research and development	4,504	5,768
Accrued expenses	1,240	1,266
Research and development credits	4,596	4,451
Accrued product returns	34	324
Inventory reserve and UNICAP	175	1,063
Amortization	1,680	1,998
Depreciation	1,533	—
Deferred revenue	475	3,494
Other, net	7,542	6,432
Total deferred tax assets	112,322	97,198
Less valuation allowance	(112,322)	(96,298)
Net deferred tax assets	—	900

Deferred tax liabilities:
Depreciation	—	(900)
IPR&D	(17,425)	(18,450)
Total deferred tax liabilities	(17,425)	(19,350)
Net deferred tax liability	$(17,425)	$(18,450)
On December 31, 2015, the California Supreme Court overturned the California Appellate court decision on The Gillette Company et al. v. California Franchise Tax Board. The court held that the taxpayers couldn’t elect an evenly weighted, three-factor apportionment formula pursuant to the Multistate Tax Compact, or MTC. The Company had previously elected the three-factor apportionment formula pursuant to the MTC for 2013 and 2014. As a result of the California Supreme Court decision, the Company has reduced its deferred tax assets and offsetting valuation allowance related to the California NOL calculated in 2013 and 2014 pursuant to the MTC election.
The Company recorded income tax expense of $52,000, $45,000 and $84,000 in 2016, 2015 and 2014, respectively, related to the taxable income generated by its wholly-owned subsidiary, Zogenix Europe Limited. In addition, the Company recorded income tax benefit of $1.0 million, $2.1 million and zero in 2016, 2015 and 2014, respectively, related to the operations of its other wholly-owned subsidiary, Zogenix International Limited. The tax benefits were due to income tax rate reductions enacted in the United Kingdom in 2016 and 2015, which resulted in a decrease in the Company’s deferred tax liabilities.

14. Summarized Quarterly Data (Unaudited)
The following financial information reflects all adjustments, which includes all normal recurring adjustments and the items described in (1) to (4) below, which are, in the opinion of management, necessary for a fair statement of the consolidated financial results of the interim periods. Summarized quarterly data for 2016 and 2015 is as follows:

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31(4)
	(in thousands, except per share amounts)
Revenue	$9,206	$2,088	$6,570	$10,986
Gross profit	$1,402	$27	$179	$5,069
Loss from continuing operations	$(10,220)	$(18,246)	$(16,618)	$(23,602)
Loss (income) from discontinued operations	$(169)	$(582)	$(379)	$109
Net loss	$(10,389)	$(18,828)	$(16,997)	$(23,493)
Net loss per share, basic and diluted	$(0.42)	$(0.76)	$(0.69)	$(0.95)

	2015 Quarter Ended
	March 31	June 30 (1)	September 30 (2)	December 31(3)
	(in thousands, except per share amounts)
Revenue	$4,614	$7,367	$9,120	$6,081
Gross profit	$691	$1,564	$1,340	$1,231
Loss from continuing operations	$(10,165)	$(6,696)	$(12,981)	$(11,862)
(Loss) income from discontinued operations	$(12,696)	$79,160	$(1,635)	$3,019
Net (loss) income	$(22,861)	$72,464	$(14,616)	$(8,843)
Net (loss) income per share, basic and diluted	$(1.19)	$3.78	$(0.65)	$(0.36)

(1)
Net income from discontinued operations included an after-tax gain on sale of the Zohydro ER business of $75.6 million. Net loss from continuing operations included a tax benefit of $6.9 million for this divestiture.

(2)
Net loss from continuing operations included an impairment charge for investments acquired in connection with the sale of the Zohydro ER business of $5.5 million, offset by a $5.5 million tax benefit for this divestiture. Net loss from discontinued operations included an adjustment of $2.5 million to the gain on sale of the Zohydro ER business for incremental income tax expense.

(3)
Net loss from continuing operations included a tax benefit related to the sale of Zohydro ER of $3.5 million. Net income from discontinued operations included an adjustment to increase the gain on sale of Zohydro ER business of $2.3 million, which primarily consisted of derecognition of income tax liability due to a reduction in the applicable tax rate, offset by an accrual of $0.4 million related to contingent consideration.

(4)	Net loss from continuing operations included impairment charges of $8.4 million for long-lived assets associated with the production of Sumavel DosePro and prepaid royalties (See Note 6).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	March 9, 2017	By:	/s/ Stephen J. Farr
President and Chief Executive Officer

Date:	March 9, 2017	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEPHEN J. FARR, PH.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
Stephen J. Farr, Ph.D.

/S/ MICHAEL P. SMITH	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 9, 2017
Michael P. Smith

/S/ CAM L. GARNER	Chairman of the Board	March 9, 2017
Cam L. Garner

/S/ LOUIS C. BOCK	Director	March 9, 2017
Louis C. Bock

/S/ JAMES B. BREITMEYER, M.D., Ph.D.	Director	March 9, 2017
James B. Breitmeyer, M.D., Ph.D

/S/ ROGER L. HAWLEY	Director	March 9, 2017
Roger L. Hawley

/S/ ERLE T. MAST	Director	March 9, 2017
Erle T. Mast

/S/ RENEE TANNENBAUM, Pharm.D.	Director	March 9, 2017
Renee Tannenbaum, Pharm.D.

/S/ MARK WIGGINS	Director	March 9, 2017
Mark Wiggins

EXHIBIT INDEX

Exhibit Number	Description
2.1†(18)	Asset Purchase Agreement dated April 23, 2014 by and among the Registrant, Endo Ventures Bermuda Limited and Endo Ventures Limited

2.2†(21)
Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers

2.3†(27)	Asset Purchase Agreement, dated March 10, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

2.4(24)	Amendment to Asset Purchase Agreement, dated April 23, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(6)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(26)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.3(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.4(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.5(4)	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.

4.6(22)	Warrant dated December 30, 2014 issued to Oxford Finance LLC

4.7(22)	Warrant dated December 30, 2014 issued to Silicon Valley Bank

10.1(2)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Form of Executive Officer Employment Agreement

10.3#(1)	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder

10.4#(2)	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5#(2)	2010 Employee Stock Purchase Plan and form of Offering document thereunder

10.6#(1)	Executive Officer Employment Agreement dated March 1, 2010 by and between the Registrant and Ann D. Rhoads

10.7†(1)	Supply Agreement dated September 29, 2004 by and between the Registrant and Dr. Reddy’s Laboratories, Inc.

10.8†(1)	Asset Purchase Agreement dated August 25, 2006 by and between the Registrant and Aradigm Corporation

10.9(1)	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC

10.10(1)	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC

10.11(1)	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC

10.12†(2)	Manufacturing Services Agreement dated November 1, 2008 by and between the Registrant and Patheon U.K. Ltd.

10.13†(1)	Commercial Manufacturing and Supply Agreement dated April 1, 2009 by and between the Registrant and MGlas AG

10.14†(4)	Development and License Agreement dated July 11, 2011 by and between the Registrant and Durect Corporation

10.15#(4)	2011 Annual Incentive Plan

10.16†(8)	Co-Marketing and Option Agreement dated March 29, 2012 by and between the Registrant and Battelle Memorial Institute

10.17†(11)	Manufacturing Services Agreement dated February 28, 2013 by and between the Registrant and Patheon UK Limited

10.18(11)	Independent Director Compensation Policy as amended and restated effective March 15, 2013

10.19(11)	Annual Incentive Plan as amended and restated effective March 15, 2013

10.20†(11)	Amendment No. 1 to the Development and License Agreement dated March 18, 2013 and made retroactive to January 1, 2013 by and between the Registrant and Durect Corporation

10.21†(11)	First Amendment to the Co-marketing and Option Agreement dated March 29, 2012 entered into as of March 21, 2013 by and between the Registrant and Battelle Memorial Institute

10.22(12)	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan

10.23†(13)	Co-promotion Agreement dated June 27, 2013, by and between the Registrant and Valeant Pharmaceuticals North America LLC

10.24†(15)	Amendment #1 to the Manufacturing Services Agreement, dated February 28, 2013 with an effective date of November 1, 2013, by and between the Registrant and Patheon UK Limited

10.25†(15)	Co-Marketing and Development Services Agreement dated November 26, 2013, by and between the Registrant and Battelle Memorial Institute

10.26#(14)	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder

10.27#(15)	Annual Incentive Plan as amended and restated effective, December 4, 2013

10.28(15)	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.

10.29†(15)	Development and Option Agreement dated November 1, 2013 by and between the Registrant and Altus Formulation, Inc.

10.30†(16)	Amendment No. 1 - Development and Option Agreement dated March 10, 2014 by and between the Registrant and Altus Formulation Inc.

10.31(16)	Independent Director Compensation Policy as amended and restated effective March 21, 2014

10.32#(17)	Annual Incentive Plan as amended and restated effective July 22, 2014

10.33†(18)	Manufacturing and Supply Agreement dated May 16, 2014 by and between the Registrant and Endo Ventures Limited

10.34†(19)	License Agreement dated May 16, 2014 by and between the Registrant and Endo Ventures Bermuda Limited

10.35†(19)	Third Amendment to License Agreement dated September 12, 2014 by and between the Registrant and Daravita Limited

10.36†(19)	First Amendment to Commercial Manufacturing and Supply Agreement dated September 12, 2014 by and between the Registrant and Daravita Limited

10.37†(19)	Amendment No. 2 - Development & Option Agreement dated September 15, 2014 by and between the Registrant and Altus Formulation, Inc.

10.38†(19)	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited

10.39(19)	Office Lease dated August 5, 2014 by and between the Registrant and Kilroy Realty, L.P.

10.40(20)	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co.

10.41(22)
Loan and Security Agreement dated December 30, 2014 by and among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC and Silicon Valley Bank

10.42†(23)	Amendment No. 3 - Development & Option Agreement dated October 30, 2014 by and between the Registrant and Altus Formulation, Inc.

10.43(24)	First Amendment to Loan and Security Agreement, dated April 23, 2015, by and among the Registrant, Oxford Finance LLC, as collateral agent for the Lenders (as defined therein) and Silicon Valley Bank

10.44#(25)	General Release of Claims, dated April 23, 2015, by and between the Registrant and Roger L. Hawley

10.45#(25)	Annual Incentive Plan as amended and restated effective April 27, 2015

10.46#(26)	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.

10.47#(26)	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.

10.48#(26)	Employment Agreement, dated June 29, 2015, by and between the Registrant and Thierry Darcis

10.49#(26)	Independent Director Compensation Policy as amended and restated effective April 23, 2015

10.50(26)	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC

10.50(26)	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC

10.51(28)	Independent Director Compensation Policy as amended and restated effective March 8, 2016

10.52(28)	Amendment #2 to the Manufacturing Services Agreement, dated April 28, 2016, by and between the Registrant and Patheon UK Limited

10.53(29)	Controlled Equity OfferingSM Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.

10.54(30)	Second Amendment to Loan and Security Agreement, dated June 17, 2016, by and among the Registrant, Oxford Finance LLC, as collateral agent for the Lenders (as defined therein) and Silicon Valley Bank

10.55(31)	Amendment #3 to the Manufacturing Services Agreement, dated July 31, 2016, by and between the Registrant and Patheon UK Limited

10.56†(5)	Amendment #4 to the Manufacturing Services Agreement, dated October 31, 2016, by and between the Registrant and Patheon UK Limited
21.1(5)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from Zogenix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010 (Registration No. 333-169210).

(2)	Filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 on October 27, 2010 (Registration No. 333-169210).

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010 (Registration No. 333-169210).

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 11, 2011.

(5)	Filed herewith.

(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.

(7)	Filed with the Registrant’s Quarterly Report on Form 10-K on March 12, 2012.

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 15, 2012.

(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 9, 2012.

(10)	Filed with the Registrant’s Annual Report on Form 10-K on March 15, 2013.

(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2013.

(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 8, 2013.

(13)	Filed with the Registrant’s amendment to its Quarterly Report on Form 10-Q on January 14, 2014.

(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 5, 2013.

(15)	Filed with the Registrant’s Annual Report on Form 10-K on March 7, 2014.

(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 8, 2014.

(17)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 24, 2014.

(18)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 6, 2014.

(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 6, 2014.

(20)	Filed with the Registrant’s Registration Statement on Form S-3 on November 6, 2014 (Registration No. 333-199957).

(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on December 23, 2014.

(22)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(23)	Filed with the Registrant’s Annual report on Form 10-K on March 11, 2015.

(24)	Filed with the Registrant’s Current Report on Form 8-K on April 28, 2015.

(25)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2015.

(26)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.

(27)	Filed with Amendment No. 1 to the Registrant’s Current Report on Form 8-K on August 18, 2015.

† Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission
# Indicates management contract or compensatory plan.