Form 10-Q
period 2017-03-31
ZOGENIX, INC.
filed 2017-05-04
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34962
___________________________________________
Zogenix, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________

Delaware	20-5300780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 455 Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)
510-550-8300
(Registrant’s Telephone Number, Including Area Code)
 ____________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 28, 2017 was 24,813,544.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$80,108	$91,551
Trade accounts receivable	1,027	12,577
Inventory	9,099	7,047
Prepaid expenses and other current assets	8,584	8,739
Total current assets	98,818	119,914
Property and equipment, net	710	1,710
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	1,076	1,147
Total assets	$209,338	$231,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,625	$4,549
Accrued expenses	7,427	6,374
Accrued compensation	1,941	3,652
Common stock warrant liabilities	222	809
Working capital advance note payable, net of discount of $3,615 and $3,733 at March 31, 2017 and December 31, 2016, respectively	3,385	3,267
Current portion of long-term debt	1,333	—
Deferred revenue	972	1,245
Current liabilities of discontinued operations	439	414
Total current liabilities	18,344	20,310
Long term debt	17,625	18,824
Contingent consideration	53,400	52,800
Deferred income taxes	17,425	17,425
Other long-term liabilities	1,422	1,390
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 24,813 shares issued and outstanding at both March 31, 2017 and December 31, 2016	25	25
Additional paid-in capital	567,627	565,954
Accumulated deficit	(466,530)	(445,223)
Total stockholders’ equity	101,122	120,756
Total liabilities and stockholders’ equity	$209,338	$231,505
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Contract manufacturing revenue	$2,696	$9,206
Costs and expenses:
Cost of contract manufacturing	2,487	7,804
Royalty expense	—	71
Research and development	13,341	7,987
Selling, general and administrative	6,554	6,124
Impairment charges	813	—
Change in fair value of contingent consideration	600	1,300
Total costs and expenses	23,795	23,286
Loss from operations	(21,099)	(14,080)
Other income (expense):
Interest expense, net	(577)	(598)
Change in fair value of common stock warrant liabilities	587	4,527
Other expense	(20)	(7)
Total other (expense) income	(10)	3,922
Loss from continuing operations before income taxes	(21,109)	(10,158)
Income tax expense	(17)	(62)
Net loss from continuing operations	(21,126)	(10,220)
Net loss from discontinued operations	(181)	(169)
Net loss	$(21,307)	$(10,389)
Net loss per share, basic and diluted:
Continuing operations	$(0.85)	$(0.41)
Discontinued operations	$(0.01)	$(0.01)
Total	$(0.86)	$(0.42)

Weighted average shares outstanding, basic and diluted	24,813	24,722

Comprehensive loss	$(21,307)	$(10,389)

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(21,307)	$(10,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,673	1,488
Depreciation and amortization	213	378
Amortization of debt issuance costs and debt discount	252	257
Impairment charges	813	—
Change in fair value of common stock warrant liabilities	(587)	(4,527)
Change in fair value of contingent consideration	600	1,300
Changes in operating assets and liabilities:
Trade accounts receivable	11,550	(3,504)
Inventory	(2,052)	2,586
Prepaid expenses and other current assets	155	(851)
Other assets	71	(2,530)
Accounts payable, accrued expenses and other liabilities	(2,525)	(4,298)
Deferred revenue	(273)	(1,326)
Net cash used in operating activities	(11,417)	(21,416)
Investing activities:
Purchases of property and equipment	(26)	(83)
Net cash used in investing activities	(26)	(83)
Financing activities:
Repayments of debt	—	(1,666)
Net cash used in financing activities	—	(1,666)
Net decrease in cash and cash equivalents	(11,443)	(23,165)
Cash and cash equivalents, beginning of the period	91,551	155,349
Cash and cash equivalents, end of the period	$80,108	$132,184

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization, Basis of Presentation and Going Concern
Organization
Zogenix, Inc. and its wholly-owned subsidiaries (the “Company”) is a pharmaceutical company committed to developing and commercializing central nervous system (CNS) therapies. The Company’s current primary area of focus is orphan or rare childhood-onset epilepsy disorders and its lead product candidate is ZX008. ZX008 is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut Syndrome, or LGS. The Company is working to identify a partner for its other product candidate, Relday, a proprietary subcutaneously-injected formulation of once-monthly risperidone for the treatment of schizophrenia. In addition, the Company currently performs contract manufacturing services under a supply agreement (see Note 5). The Company operates in one business segment—the research, development and commercialization of pharmaceutical products and its headquarters are located in Emeryville, California.
In April 2015, the Company divested its Zohydro ER® business. Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for any interim period are not necessarily indicative of results of operations for any future period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 9, 2017.
Going Concern
The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Excluding gains from two discrete business divestitures—Sumavel DosePro and Zohydro ER, the Company has incurred recurring net losses and continuing negative cash flows from its operations resulting in an accumulated deficit of $466.5 million as of March 31, 2017. At March 31, 2017, the Company had cash and cash equivalents of $80.1 million. Management anticipates further operating losses and negative cash flows for at least the next year as the Company continues to incur costs related to its ongoing Phase 3 program in Dravet syndrome in North America and the European Union (EU) for ZX008. Additionally, upon acceptance of the Company’s regulatory submissions for ZX008 by the U.S. Food and Drug Administration (FDA) or the European Medicines Agency (EMA), each a milestone event, the Company will owe milestone payments under an existing agreement in connection with the Company’s prior acquisition of ZX008. Based on the Company’s current operating plans, management believes that the Company’s existing cash and cash equivalents will not be sufficient to meet the Company's anticipated operating needs beyond the first half of 2018. As a result, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management intends to raise additional capital through public or private equity and potentially, debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals could be adversely affected.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Accounting Pronouncements Recently Adopted
Accounting Standards Updated (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting changes how companies account for certain aspects of stock-based awards to employees. Under the guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, entities will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current guidance, excess tax benefits are not recognized until the deduction reduces taxes payable. Further, the new guidance allows entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to retained earnings or accumulated deficit.
The Company adopted ASU 2016-09 on January 1, 2017. Upon adoption, the Company recorded a deferred tax asset of $0.2 million for previously unrecognized excess tax benefits from stock-based compensation, which was fully offset by an equal increase to its valuation allowance resulting in no impact to opening accumulated deficit. In addition and as provided for under this guidance, the Company made an accounting policy election to recognize forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using the last-in, first-out method or the retail inventory method. The Company adopted ASU 2015-11 on January 1, 2017. The adoption of this new guidance did not have any impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Effective
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance (collectively, “Topic 606”) will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. This guidance will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt this guidance as of January 1, 2018, using the modified retrospective method. The Company currently generates all its revenue from a manufacturing and supply agreement (the “supply agreement”) with Endo International Plc (“Endo”), which is expected to be terminated by mid-2017. Considering resolution of this contract, the Company is currently assessing the impact of adopting this guidance on its condensed consolidated financial statements and disclosures. The Company will continue to monitor any new contracts it enters into with customers for evaluation under ASU 2014-09.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize the lease assets and lease liabilities that arise from both capital and operating leases with lease terms of more than 12 months and to disclose qualitative and quantitative information about lease transactions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its condensed consolidated financial statements and related disclosures.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its condensed consolidated financial statements and related disclosures.
Note 3 – Inventory

Inventory consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,423	$4,397
Work in process	5,676	2,650
Total	$9,099	$7,047

Note 4 – Fair Value Measurements
The carrying amount of the Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, accrued compensation and the current liabilities of the Company’s discontinued operations approximate their fair value due to their short maturities. The carrying amount of the Company’s Term Loan approximates fair value, considering level 2 inputs, because it has a variable interest rate. At March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s working capital advance note payable approximated its face amount, considering level 2 inputs, due to its impending maturity upon finalization of the termination of the supply agreement with Endo.
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
The fair value of cash equivalents was determined based on Level 1 inputs utilizing quoted prices in active markets. The fair value of the Company’s common stock warrant liabilities and contingent consideration liabilities were determined based on Level 3 inputs using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Assets
Cash equivalents(1)	$75,386	$—	$—	$75,386
Liabilities
Common stock warrant liabilities(2)	$—	$—	$222	$222
Contingent consideration liabilities(3)	$—	$—	$53,400	$53,400
December 31, 2016
Assets
Cash equivalents(1)	$87,792	$—	$—	$87,792
Liabilities
Common stock warrant liabilities(2)	$—	$—	$809	$809
Contingent consideration liabilities(3)	$—	$—	$52,800	$52,800

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the condensed consolidated balance sheets.

(2)
Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. The liability primarily relates to warrants sold in connection with the Company’s July 2012 public offering of common stock and warrants. These warrants entitle the holders to purchase up to 1.9 million shares of common stock at an exercise price of $20.00 per share. The warrants are set to expire in July 2017. The fair value of the warrants were estimated using the Black-Scholes option pricing model. The decrease in the fair value of the common stock warrant liabilities as of March 31, 2017, as compared to the fair value at December 31, 2016, was attributable to the warrants being out-of-the money combined with the short remaining contractual term.

(3)
In connection with certain acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. The Company estimated the fair value of the contingent consideration liabilities on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Subsequent to the acquisition date, at each reporting period prior to settlement, the Company revalues these liabilities by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration liabilities. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration liabilities would primarily reflect the passage of time. Significant judgment is used in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The potential contingent consideration payments required upon achievement of development, regulatory approval and sales-based milestones related to the Company’s acquisition of ZX008 range from zero if none of the milestones are achieved to a maximum of $95.0 million (undiscounted).

There were no transfers between levels during the periods presented.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016 (in thousands):

	December 31, 2016	Change in Fair Value	March 31, 2017	December 31, 2015	Change in Fair Value	March 31, 2016
Contingent consideration liabilities	$52,800	$600	$53,400	$51,000	$1,300	$52,300
Common stock warrant liabilities	809	(587)	222	6,196	(4,527)	1,669
The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.

Note 5 – Contract Manufacturing Agreement with Endo
As part of the divestiture of the Company’s Sumavel DosePro business to Endo in May 2014, the Company entered into a supply agreement with Endo for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo for an initial term of eight years. To support the Company’s Sumavel DosePro manufacturing operations, Endo provided the Company with an interest-free working capital advance of $7.0 million under a promissory note (see Note 6). The working capital advance matures upon termination of the supply agreement.
In January 2017, the Company and Endo entered into a letter agreement acknowledging Endo’s decision to have the Company discontinue the manufacturing and supply of the Sumavel DosePro product while the parties finalize termination of the supply agreement. The Company is in the process of terminating the respective agreements with its contract manufacturing organizations for Sumavel DosePro. The Company’s financial statements are based on all currently available information and reflect the best estimate of the eventual outcome of these discussions; the Company may incur additional costs associated with the termination of this arrangement. In April 2017, the Company completed fulfillment of all open orders to Endo and has no further obligation to supply Endo with additional Sumavel DosePro.
In the three months ended March 31, 2017, the Company recorded an additional impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro.
Note 6 – Debt Obligations
Term Loan
Scheduled maturities of the term loan are as follows (in thousands):

2017 (remaining 9 months)	$—
2018	8,000
2019	8,000
2020	4,000
Principal balance outstanding	20,000
Less: unamortized debt discount and issuance costs	(1,042)
Net carrying value of debt	18,958
Less: current portion	(1,333)
Long-term debt	$17,625
In December 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), under which the Company borrowed a $20.0 million term loan. In addition, the Loan Agreement provided for a revolving credit facility of up to $4.0 million. The obligations under the Loan Agreement are secured by liens on the Company’s personal property and the Company has agreed to not encumber any of its intellectual property. The Loan Agreement includes a material adverse change clause, which enables the Lenders to require immediate repayment of the outstanding debt if certain subjective acceleration provisions are triggered. The material adverse change clause covers provisions including a material impairment of underlying collateral, change in business operations or condition or material impairment of the Company’s prospects for repayment of any portion of the remaining debt obligation. The Company does not expect the Lenders to seek remedy under this provision.

In connection with the Loan Agreement, the Lenders were issued warrants to purchase an aggregate of up to 63,559 shares of the Company’s common stock at a per share exercise price of $9.44. The warrants are exercisable for 10 years. At the time of issuance, the fair value of the warrants was estimated to be $0.6 million using the Black-Scholes valuation model and was recorded at issuance as debt discount to the term loan with a corresponding increase to additional paid in capital in the consolidated balance sheet.
The term loan bore interest at an annual rate equal to the greater of (i) 8.75% or (ii) the sum of the prevailing prime rate (as reported by the Wall Street Journal) plus 5.25%. Payments under the loan were interest-only until January 1, 2016, followed by equal monthly payments of principal and interest through the scheduled maturity date of December 1, 2018.
On April 23, 2015, in connection with the sale of the Zohydro ER business, the Company and the Lenders entered into an amendment to the Loan Agreement, which terminated all encumbrances on the Company’s personal property related to its Zohydro ER business.
On June 17, 2016, the Company entered into a second amendment (the “Second Amendment”) to the Loan Agreement with the Lenders. The Second Amendment modified the loan repayment terms to be interest-only from July 1, 2016 to February 1, 2018, followed by equal monthly payments of principal and interest through a new maturity date of July 1, 2020. Under the terms of the Second Amendment, the interest rate applicable to the term loan bears interest at an annual rate equal to the greater of (i) 7.00% or (ii) the sum of the prevailing prime rate (as reported by the Wall Street Journal) plus 3.25%. In addition, the Second Amendment terminated the revolving credit facility previously available under the Loan Agreement. In connection with the Second Amendment, the Company paid (i) the end of term fee of $1.0 million due under the Loan Agreement as a result of entering into the Second Amendment and (ii) the end of term fee of $0.1 million with respect to the termination of the revolving credit facility. The Second Amendment also includes an end of term fee of $1.4 million payable on July 1, 2020, or upon early repayment of the term loan. An early repayment will be subject to a prepayment penalty of $0.2 million.
The Loan Agreement required the Company to establish a controlled deposit account with SVB containing at least 85% of the Company’s account balances at all financial institutions which can be utilized by the Lenders to satisfy the obligations in the event of default. The Second Amendment permitted the Company to maintain collateral account balances exceeding the greater of (i) $50.0 million, or (ii) 50% of the Company’s total collateral account balances (other than specifically excluded accounts), with financial institutions other than the Lenders; provided that, if the Company’s total collateral account balances are below $50.0 million, all such balances will be maintained with the Lenders. Other affirmative covenants include, among others, requiring the Company to maintain legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. Negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and consummation of a change in control, in each case subject to certain exceptions. The Company was in compliance with these covenants at March 31, 2017 and December 31, 2016.
Working Capital Advance Note Payable
In connection with entering into the supply agreement for Sumavel DosePro with Endo, Endo provided the Company with an interest-free working capital advance of $7.0 million, which is evidenced by a promissory note. The note payable is secured by a lien on the Company’s Sumavel DosePro raw materials and work in process inventory. The note payable was initially recorded on the balance sheet net of a $4.7 million debt discount. The debt discount is being amortized as interest expense using the effective interest method over the supply agreement’s initial term of eight years as the note payable matures upon termination of the related supply agreement.
As a result of the negotiations regarding the termination of the supply agreement (see Note 5), the note payable has been classified as a current liability as of March 31, 2017 and December 31, 2016 because the extinguishment of the liability is reasonably expected to require the use of existing current assets, including cash and the underlying collateral of Sumavel DosePro materials and work in process inventory. The carrying value of the note payable was $3.4 million and $3.3 million at March 31, 2017 and December 31, 2016, respectively.

Note 7 – Stock-Based Compensation
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Upon adopting ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures as they occur.

Valuation of Stock Options
The estimated grant date fair values of the stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2017	2016
Risk free interest rate	2.1% to 2.3%	1.4%
Expected term	6.0 to 6.1 years	6.0 years
Expected volatility	76.4% to 76.6%	77.8%
Expected dividend yield	—%	—%
During the three months ended March 31, 2017, the Company granted options to purchase approximately 0.7 million shares of common stock with a weighted average grant date fair value of $6.83.

Restricted Stock Units with Performance Condition
In March 2017, the Company granted approximately 0.2 million restricted stock units (RSUs) with service and performance-based conditions to employees and executives. The weighted average fair value of RSUs granted was $10.20 per share. The RSUs vest upon the approval by the FDA of the Company’s new drug application for ZX008, provided such approval occurs within five years following the grant date. Due to the uncertainties associated with the FDA approval process, approval is deemed not probable, as such term is used for accounting purposes, prior to the occurrence of the event. Accordingly, no compensation expense has been recognized as of March 31, 2017 for these awards.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of contract manufacturing	$77	$101
Research and development	517	424
Selling, general and administrative	1,079	963
Total	$1,673	$1,488

Note 8 – Net Loss Per Share
Basic net loss from continuing operations per share is calculated by dividing net loss from continuing operations by the weighted average number of shares outstanding for the period. Diluted net loss from continuing operations per share is calculated by dividing net loss from continuing operations by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. The Company’s potentially dilutive shares of common stock include outstanding stock options, restricted stock units and warrants to purchase common stock.
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except for share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss from continuing operations	$(21,126)	$(10,220)

Denominator:
Shares used in per share calculation	24,813	24,722

Net loss from continuing operations per share, basic and diluted	$(0.85)	$(0.41)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Shares subject to outstanding common stock options	3,490	2,835
Shares subject to outstanding restricted stock units	137	21
Shares subject to outstanding warrants to purchase common stock	1,975	1,975
Total	5,602	4,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements about:

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

•	the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;

•	the potential termination of the supply agreement with Endo International Plc, or Endo, and the impact on our future revenues:

•	our plans to establish a partnership to develop and commercialize Relday; and

•	projected cash needs and our expected future revenues, operations and expenditures.
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
The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
We are a pharmaceutical company committed to developing and commercializing central nervous system, or CNS, therapies that address specific clinical needs for people living with orphan and other CNS disorders who need innovative treatment alternatives to help them improve their daily functioning. Our current primary area of focus is orphan or rare childhood-onset epilepsy disorders.

We have worldwide development and commercialization rights to ZX008, our lead product candidate. ZX008 is a low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome. Dravet syndrome is a rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and European Union, or the EU, for the treatment of Dravet syndrome. In January 2016, we received notification of Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ZX008 for the treatment of Dravet syndrome. We initiated our Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a merged study analysis approach whereby top-line results from the first half of the combined patient population of each study would be reported initially as “Study 1.” In April 2017, we completed enrollment of Study 1 and expect to report top-line results in the third quarter of 2017. In September 2016, we initiated the pharmacokinetic and safety profile portion of Study 1504, a double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and clobazam as part of their baseline standard care. In February 2017, we announced the initiation of the safety and efficacy portion of Study 1504, which compares a single dose of ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which currently includes sites in France, the Netherlands, the United States and Canada. Additional sites are anticipated to be opened in Europe.
Beginning in first quarter of 2016, we funded an open-label dose-ranging twenty-patient investigator initiated study in patients with Lennox-Gastaut Syndrome, or LGS, another rare and catastrophic form of pediatric epilepsy with life threatening consequences for patients and for which current treatment options are very limited. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 open-label, dose-finding study at the American Epilepsy Society Meeting. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, despite not dosing to maximal efficacy as per protocol, with seven out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures. In addition, ZX008 was generally well tolerated. We believe this data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an investigational new drug, or IND, application to the FDA to initiate a Phase 3 program for ZX008 in LGS, which became effective in April 2017. We intend to initiate a Phase 3 program for ZX008 in LGS in the second half of 2017. In February 2017, ZX008 received orphan drug designation for the treatment of LGS in the EU.
We have an additional product candidate, ReldayTM (risperidone once-monthly long-acting injectable) for the treatment of schizophrenia. Relday is a proprietary, long-acting injectable formulation of risperidone. Risperidone is used to treat the symptoms of schizophrenia and bipolar disorder in adults and teenagers 13 years of age and older. We completed the Phase 1b multi-dose clinical study for Relday in September 2015. We are working to identify potential worldwide development and commercialization partner or partners for Relday.
Pending Termination of Contract Manufacturing Supply Agreement
Our current revenue is generated from a single contract manufacturing and supply agreement entered into in connection with the divestiture of our Sumavel DosePro business in 2014 to Endo. Under the terms of the supply agreement, we manufacture and supply Sumavel DosePro to Endo for an initial term of eight years. In January 2017, we and Endo have entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product while the parties finalize termination of the supply agreement. In April 2017, the Company completed fulfillment of all open orders to Endo and has no further obligation to supply Endo with additional Sumavel DosePro. Once the termination agreement is finalized, we will no longer have a source of recurring revenue and expect to have limited revenue in the foreseeable future.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
We believe that the assumptions and estimates associated with revenue recognition, the impairment assessments related to goodwill, indefinite-lived intangible assets and other long-lived assets, business combinations, discontinued operations, fair value measurements, clinical trials expense accrual and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
Contract Manufacturing Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ change	% change
Contract manufacturing revenue	$2,696	$9,206	$(6,510)	(71)%
Our contract manufacturing revenue was solely generated by our supply agreement with Endo. Revenue decreased in the first quarter of 2017 compared to the same quarter in 2016 due to lower demand for Sumavel DosePro. In January 2017, we and Endo entered into a letter agreement acknowledging Endo’s decision to have us discontinue the manufacturing and supply of the Sumavel DosePro product under the supply agreement while the parties finalize termination of the supply agreement. In April 2017, the Company completed fulfillment of all open orders to Endo and has no further obligation to supply Endo with additional Sumavel DosePro. Once the termination agreement is finalized, we will no longer have a source of recurring revenue and expect to have limited revenue in the foreseeable future.
Cost of Contract Manufacturing

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ change	% change
Cost of contract manufacturing	$2,487	$7,804	$(5,317)	(68)%
Cost of contract manufacturing decreased in the first quarter of 2017 compared to the same quarter in 2016 due to a decrease in units delivered to Endo, consistent with the decrease in contract manufacturing revenue described above.
Research and Development Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ change	% change
Research and development	$13,341	$7,987	$5,354	67%
 Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: license and milestone payments; payments made to third-party clinical research organizations, or CROs, and investigational sites, which conduct our clinical trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses.
We utilize CROs, contract laboratories and independent contractors for the conduct of pre-clinical studies and clinical trials. We track third-party costs by program. We recognize the expenses associated with the services provided by CROs based on estimated progress toward completion at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees. The table below sets forth information regarding our research and development costs for our major development programs.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ change	% change
ZX008	$9,193	$5,292	$3,901	74%
Other(1)	4,148	2,695	1,453	54%
Total	$13,341	$7,987	$5,354	67%

(1)
Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as development costs incurred for other product candidates.

We acquired ZX008 with our acquisition of Zogenix International Limited in October 2014 and have subsequently incurred expenses as we proceed with our Phase 3 clinical trials for ZX008 which commenced in January 2016. Expenses for ZX008 increased by $3.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. This increase resulted from a significant increase in clinical trial activities related to our Phase 3 program for Dravet syndrome.
We expect our research and development expenses for the remainder of 2017 to exceed amounts incurred in the same period in 2016 as we continue to conduct our Phase 3 clinical trial for ZX008 in Dravet syndrome as well as the planned commencement of a Phase 3 clinical trial in LGS in the second half of 2017.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ change	% change
Selling expense	$1,296	$1,241	$55	4%
General and administrative expense	5,258	4,883	375	8%
Total selling, general and administrative	$6,554	$6,124	$430	7%
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
General and administrative expense increased in the first quarter of 2017 compared to the same quarter in 2016 primarily due to an increase in professional fees and other outside services.
We anticipate that our selling, general and administrative expenses in 2017 will remain relatively consistent with 2016 levels.
Impairment Charges
For the three months ended March 31, 2017, we recorded an additional impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro. There were no impairment charges recorded during the three months ended March 31, 2016.
Change in Fair Value of Contingent Consideration
The contingent consideration liability relates to milestone payments under an existing agreement in connection with our prior acquisition of ZX008. At each reporting period, the estimated fair value of the liability is determined by applying the income approach which utilizes variable inputs, such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value is recorded as contingent consideration (income) expense.
For the three months ended March 31, 2017, the change in fair value of contingent consideration expense was primarily due to a shorter discount period to reflect the passage of time. For the three months ended March 31, 2016, the change in fair value of contingent consideration expense resulted from a decrease in our estimated risk-free adjusted discount rate and a shorter discount period to reflect the passage of time.

Other Income (Expense)
Other income (expense) primarily consists of interest expense, net, changes in fair value of our common stock warrant liabilities and foreign currency gains and losses resulting from transactions denominated in U.K. pounds sterling and euros.
Other income (expense) decreased by $3.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease was primarily attributable to the change in fair value of common stock warrant liabilities. For the three months ended March 31, 2016, we recognized $4.5 million in income as a result of the decrease in fair value of our common stock warrant liabilities, as compared to $0.6 million in income for the three months ended March 31, 2017. The decrease in fair value of common stock warrants in the prior year period was attributed to a substantial decline in our stock price during the three months ended March 31, 2016.
Liquidity and Capital Resources
We have experienced net losses and negative cash flow from operations since inception. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with the clinical development of ZX008.
Since inception, our operations have been financed primarily through equity and debt financings and proceeds from two business divestitures—Sumavel DosePro and Zohydro ER. Excluding gains from the two business divestitures, we have incurred recurring net losses and continuing negative cash flows from our operations resulting in an accumulated deficit of $466.5 million as of March 31, 2017. We held cash and cash equivalents of $80.1 million as of March 31, 2017. Management anticipates further operating losses and negative cash flows for at least the next year as we continue to incur costs related to ongoing Phase 3 programs in Dravet syndrome in North America and EU for ZX008. Additionally, upon acceptance of our regulatory submissions for ZX008 by the FDA or the EMA, each a milestone event, we will owe milestone payments under an existing agreement in connection with our prior acquisition of ZX008. Based on our current operating plans, we believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated operating needs beyond the first half of 2018. As a result, management has concluded there is substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.
We intend to raise additional capital through public or private equity and potentially debt financings. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, our ability to achieve the development and commercialization goals could be adversely affected.
The following table presents selected information from our statements of cash flows:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash and cash equivalents, beginning of the period	$91,551	$155,349
Net cash used in operating activities	(11,417)	(21,416)
Net cash used in investing activities	(26)	(83)
Net cash used in financing activities	—	(1,666)
Net decrease in cash and cash equivalents	(11,443)	(23,165)
Cash and cash equivalents, end of the period	$80,108	$132,184
Operating Activities
For the three months ended March 31, 2017, net cash used in operating activities consisted of a net loss of $21.3 million, offset by non-cash charges of $3.0 million and a net cash inflow from changes in operating assets and liabilities of $6.9 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, impairment charges for long-lived assets related to our Endo supply agreement, and changes in fair value of mark-to-market warrants and contingent consideration. The increase in cash provided by operating assets and liabilities was primarily attributable to a $11.6 million decrease in trade accounts receivable as we received payment from Endo for previously delivered product. Cash outflows from changes in operating assets and liabilities include inventory, accounts payable and accrued expenses due to the timing of inventory receipts and vendor payments.
For the three months ended March 31, 2016, net cash used in operating activities consisted of a net loss of $10.4 million, adjusted for a mark-to-market gain of $4.5 million for the change in fair value of warrant liabilities, and a net cash outflow from change in operating assets and liabilities.
Financing Activities
Net cash used in financing activities decreased in the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily attributable to an amendment of the Term Loan entered into in June 2016, which provided for an extension to the maturity date and an interest-only payment period from July 2016 to February 2018.
Debt Obligations
As of March 31, 2017, we were in compliance with all covenants under our term loan and working capital advance note payable. Our term loan agreement includes a material adverse change clause, which enables the lenders to require immediate repayment of the outstanding debt if certain subjective acceleration provisions are triggered. The material adverse change clause covers provisions including a material impairment of underlying collateral, change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation. We do not expect the lenders to seek remedy under this provision. For a detailed description of our debt obligations, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report.
Contractual Obligations
 There were no material changes outside the ordinary course of our business during the three months ended March 31, 2017 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material updates to the legal proceedings as set forth in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(7)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Third Amended and Restated Investors’ Rights Agreement dated December 2, 2009

4.3(1)	Amendment to Third Amended and Restated Investors’ Rights Agreement dated as of July 1, 2010

4.4(4)	Second Amendment to Third Amended and Restated Investors’ Rights Agreement dated June 30, 2011

4.5(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.6(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.7(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.8(6)	Warrant dated December 30, 2014 issued by the Registrant to Oxford Finance LLC

4.9(6)	Warrant dated December 30, 2014 issued by the Registrant to Silicon Valley Bank

10.1#	General Release of Claims dated January 16, 2017, by and between the Registrant and Ann D. Rhoads

10.2#	Employment Agreement dated January 16, 2017, by and between the Registrant and Michael P. Smith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

ZOGENIX, INC.

Date:	May 4, 2017	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2017	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)