Form 10-Q
period 2017-09-30
ZOGENIX, INC.
filed 2017-11-07
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 3, 2017 was 34,252,502.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Zogenix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$64,730	$91,551
Trade accounts receivable	—	12,577
Inventory	—	7,047
Prepaid expenses and other current assets	6,000	8,739
Total current assets	70,730	119,914
Property and equipment, net	221	1,710
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	3,560	1,147
Total assets	$183,245	$231,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,040	$4,549
Accrued expenses	13,289	6,374
Accrued compensation	4,792	3,652
Common stock warrant liabilities	449	809
Working capital advance note payable, net of discount of $0 and $3,733 at September 30, 2017 and December 31, 2016, respectively	—	3,267
Current portion of long-term debt	5,333	—
Deferred revenue	—	1,245
Current liabilities of discontinued operations	186	414
Total current liabilities	26,089	20,310
Long term debt	13,890	18,824
Contingent consideration	64,400	52,800
Deferred income taxes	17,425	17,425
Other long-term liabilities	1,823	1,390
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 26,545 and 24,813 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	27	25
Additional paid-in capital	591,923	565,954
Accumulated deficit	(532,332)	(445,223)
Total stockholders’ equity	59,618	120,756
Total liabilities and stockholders’ equity	$183,245	$231,505
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Contract manufacturing revenue	$—	$6,345	$9,821	$17,537
Service and other product revenue	—	225	—	327
Total revenue	—	6,570	9,821	17,864
Costs and expenses:
Cost of contract manufacturing	—	6,469	10,729	16,480
Research and development	21,178	10,076	49,369	28,447
Selling, general and administrative	6,073	6,538	18,129	19,506
Loss on contract termination	478	—	478	—
Asset impairment charges	196	—	1,116	—
Change in fair value of contingent consideration	10,500	200	11,600	2,800
Total costs and expenses	38,425	23,283	91,421	67,233
Loss from operations	(38,425)	(16,713)	(81,600)	(49,369)
Other income (expense):
Interest expense, net	(581)	(567)	(1,733)	(1,788)
Loss on extinguishment of debt	(3,378)	—	(3,378)	—
Change in fair value of common stock warrant liabilities	(380)	(356)	360	5,148
Other income	62	25	71	2
Total other (expense) income	(4,277)	(898)	(4,680)	3,362
Loss from continuing operations before income taxes	(42,702)	(17,611)	(86,280)	(46,007)
Income tax benefit	42	993	41	922
Net loss from continuing operations	(42,660)	(16,618)	(86,239)	(45,085)
Net loss from discontinued operations	(134)	(379)	(870)	(1,130)
Net loss	$(42,794)	$(16,997)	$(87,109)	$(46,215)
Net loss per share, basic and diluted:
Continuing operations	$(1.68)	$(0.67)	$(3.45)	$(1.82)
Discontinued operations	$—	$(0.02)	$(0.03)	$(0.05)
Total	$(1.68)	$(0.69)	$(3.48)	$(1.87)

Weighted average shares outstanding, basic and diluted	25,431	24,791	25,024	24,780

Comprehensive loss	$(42,794)	$(16,997)	$(87,109)	$(46,215)

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(87,109)	$(46,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,066	5,203
Depreciation and amortization	408	966
Amortization of debt issuance costs and debt discount	753	954
Loss on extinguishment of debt	3,378	—
Inventory write-down	2,232	—
Asset impairment charges	1,116	—
Change in fair value of common stock warrant liabilities	(360)	(5,148)
Change in fair value of contingent consideration	11,600	2,800
Changes in operating assets and liabilities:
Trade accounts receivable	9,356	(5,124)
Inventory	2,583	2,633
Prepaid expenses and other current assets	4,996	(3,863)
Other assets	(2,413)	(139)
Accounts payable, accrued expenses and other liabilities	4,204	(4,413)
Deferred income taxes	—	(1,025)
Deferred revenue	(1,245)	(1,012)
Net cash used in operating activities	(46,435)	(54,383)
Investing activities:
Purchases of property and equipment	(35)	(103)
Change in restricted cash related to a previous divestiture	—	10,002
Net cash (used in) provided by investing activities	(35)	9,899
Financing activities:
Proceeds from term loan	—	2,167
Repayments of debt	—	(3,334)
Proceeds from issuance of common stock under equity incentive plans	271	168
Proceeds from issuance of common stock under an at-the-market offering, net of issuance costs	19,378	—
Net cash provided by (used in) financing activities	19,649	(999)
Net decrease in cash and cash equivalents	(26,821)	(45,483)
Cash and cash equivalents, beginning of the period	91,551	155,349
Cash and cash equivalents, end of the period	$64,730	$109,866

Noncash financing activities:
Extinguishment of Endo working capital advance note payable through net settlement of balances owed to the Company.	$7,000	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization, Basis of Presentation, Liquidity and Going Concern
Organization
Zogenix, Inc. and its wholly-owned subsidiaries (the “Company”) is a pharmaceutical company committed to developing and commercializing central nervous system (“CNS”) therapies. The Company’s current primary area of focus is orphan or rare childhood-onset epilepsy disorders and its lead product candidate is ZX008. ZX008 is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut Syndrome (“LGS”). In addition, the Company performed contract manufacturing services under a supply agreement through April 2017 (see Note 5). The Company operates in one business segment—the research, development and commercialization of pharmaceutical products and its headquarters are located in Emeryville, California.
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
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Excluding gains from two discrete business divestitures, the Company has incurred recurring net losses and continuing negative cash flows from its operations resulting in an accumulated deficit of $532.3 million as of September 30, 2017. At September 30, 2017, the Company had cash and cash equivalents of $64.7 million. Management expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future as the Company continues to incur costs related to its ongoing Phase 3 clinical trials of ZX008 in North America and the European Union (“EU”) in Dravet syndrome as well as the planned commencement of a Phase 3 clinical trial in LGS by the end of 2017. Additionally, upon acceptance of the Company’s regulatory submissions for ZX008 by the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”), if at all, each a milestone event, the Company will owe milestone payments under an existing agreement in connection with the Company’s prior acquisition of ZX008.
On October 5, 2017, the Company received aggregate proceeds from a common stock offering of approximately $271.3 million, net of underwriting discounts and commissions and other estimated offering expenses (see Note 11). This capital raise has resolved the Company’s significant risks and uncertainties regarding sources of liquidity, which previously raised substantial doubt about the Company’s ability to continue as a going concern.

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
Accounting Pronouncements Issued But Not Yet Effective
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance (collectively, “Topic 606”) will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. This guidance will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt this guidance as of January 1, 2018, using the modified retrospective method. In 2017, the Company’s only contract with a customer was a manufacturing and supply agreement (the “Supply Agreement”) with Endo Ventures Limited (“Endo”), which was terminated in September 2017. While the Company has not completed its assessment of the impact of adoption, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures due to the Company not anticipating having any contracts with customers in place as of the date of adoption of Topic 606. The Company will continue to monitor any new contracts it enters into with customers for evaluation under Topic 606.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize the lease assets and lease liabilities that arise from both capital and operating leases with lease terms of more than 12 months and to disclose qualitative and quantitative information about lease transactions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.
Note 3 – Inventory

Inventory consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$—	$4,397
Work in process	—	2,650
Total	$—	$7,047
Prior to the termination of the Supply Agreement with Endo, the Company maintained inventory to fulfill its obligations to manufacture and supply Endo with Sumavel DosePro. Upon the termination of the supply agreement with Endo in September 2017, the Company no longer engages in contract manufacturing and therefore no longer carries inventory.
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
The fair value of cash equivalents was determined based on Level 1 inputs utilizing quoted prices in active markets. The fair value of the Company’s common stock warrant liabilities and contingent consideration liabilities were determined based on Level 3 inputs using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Assets
Cash equivalents(1)	$50,025	$—	$—	$50,025
Liabilities
Common stock warrant liabilities(2)	$—	$—	$449	$449
Contingent consideration liabilities(3)	$—	$—	$64,400	$64,400
December 31, 2016
Assets
Cash equivalents(1)	$87,792	$—	$—	$87,792
Liabilities
Common stock warrant liabilities(2)	$—	$—	$809	$809
Contingent consideration liabilities(3)	$—	$—	$52,800	$52,800

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the condensed consolidated balance sheets.

(2)
Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. The Company estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of December 31, 2016, common stock warrant liabilities were primarily attributable to warrants sold as part of the Company’s July 2012 public offering. The warrants were exercisable into 1,901,918 shares of the Company’s common stock at an exercise price of $20.00 per share and had a contractual term of 5 years from the issuance date. In July 2017, these warrants expired unexercised. As of September 30, 2017, common stock warrant liabilities relate to warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share. The warrants will expire in July 2021.

(3)
In connection with a prior acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. The Company estimated the fair value of the contingent consideration liabilities on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Subsequent to the acquisition date, at each reporting period prior to settlement, the Company revalues these liabilities by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration liabilities. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration liabilities would primarily reflect the passage of time. Significant judgment is used in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The potential contingent consideration payments required upon achievement of development, regulatory approval and sales-based milestones related to the Company’s acquisition of ZX008 range from zero if none of the milestones are achieved to a maximum of $95.0 million (undiscounted).

There were no transfers between levels during the periods presented.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	June 30, 2017	Change in Fair Value	September 30, 2017	June 30, 2016	Change in Fair Value	September 30, 2016
Contingent consideration liabilities	$53,900	$10,500	$64,400	$53,600	$200	$53,800
Common stock warrant liabilities	69	380	449	692	356	1,048

	December 31, 2016	Change in Fair Value	September 30, 2017	December 31, 2015	Change in Fair Value	September 30, 2016
Contingent consideration liabilities	$52,800	$11,600	$64,400	$51,000	$2,800	$53,800
Common stock warrant liabilities	809	(360)	449	6,196	(5,148)	1,048
The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.
Note 5 – Contract Manufacturing Agreement with Endo and Associated Exit Activities
As part of the divestiture of the Company’s Sumavel DosePro business to Endo in May 2014, the Company entered into the Supply Agreement with Endo for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo for an initial term of eight years. To support the Company’s Sumavel DosePro manufacturing operations, Endo provided the Company with an interest-free working capital advance of $7.0 million under a promissory note (see Note 6). The working capital advance matures upon termination of the Supply Agreement.
In January 2017, Endo notified the Company of its intention to terminate the Supply Agreement. The Company began to wind down Sumavel DosePro operations while the parties finalized termination of the Supply Agreement. As a result, the Company performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro in the fourth quarter of 2016. Based on this analysis, the Company recognized an impairment charge for long-lived assets of $6.4 million. In the first quarter of 2017, the Company recorded an additional asset impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro. In the second quarter of 2017, the Company recorded a $2.2 million reduction to inventory to reflect its current net realizable value. These additional charges reflected ongoing negotiations with Endo over the course of finalizing the termination of the Supply Agreement.
In September 2017, the Company and Endo executed a termination agreement which resolved all matters under the Supply Agreement. Pursuant to the termination agreement, the Company received cash consideration of $1.5 million from Endo for reimbursement of a portion of the Company’s termination costs for its third-party suppliers and manufacturers related to Sumavel DosePro product. As part of the termination agreement, both parties also agreed to net settle outstanding accounts receivable of $4.7 million due from Endo and the Company’s remaining purchased raw materials and other costs of $2.3 million against the $7.0 million working capital advance note payable due to Endo.
In connection with the Endo termination agreement, the Company also executed termination agreements with its third-party suppliers and manufacturers related to the Sumavel DosePro product. Total costs incurred in connection with the termination of these agreements was $2.5 million. The Company paid $1.8 million of such costs during the third quarter of 2017, including certain asset retirement obligations accrued in prior periods of $0.6 million. The remaining $0.7 million recorded in accrued liabilities at September 30, 2017 will be paid in the fourth quarter of 2017. Excluding the non-cash loss on extinguishment of debt due to the write-off of unamortized discount related to imputed interest (see Note 6), these termination agreements resulted in a net loss on contract termination of $0.5 million, which has been included in loss on contract termination in the condensed consolidated statements of operations and comprehensive loss.

Note 6 – Debt Obligations
Term Loan
Scheduled maturities of the term loan are as follows (in thousands):

2017 (remaining 3 months)	$—
2018	8,000
2019	8,000
2020	4,000
Principal balance outstanding	20,000
Less: unamortized debt discount and issuance costs	(777)
Net carrying value of debt	19,223
Less: current portion	(5,333)
Long-term debt	$13,890
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
The Loan Agreement required the Company to establish a controlled deposit account with SVB containing at least 85% of the Company’s account balances at all financial institutions which can be utilized by the Lenders to satisfy the obligations in the event of default. The Second Amendment permitted the Company to maintain collateral account balances exceeding the greater of (i) $50.0 million, or (ii) 50% of the Company’s total collateral account balances (other than specifically excluded accounts), with financial institutions other than the Lenders; provided that, if the Company’s total collateral account balances are below $50.0 million, all such balances will be maintained with the Lenders. Other affirmative covenants include, among others, requiring the Company to maintain legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding accounts receivable. Negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and consummation of a change in control, in each case subject to certain exceptions. The Company was in compliance with these covenants at September 30, 2017 and December 31, 2016.
Extinguishment of Working Capital Advance Note Payable
In connection with entering into the Supply Agreement for Sumavel DosePro with Endo in May 2014, Endo provided the Company with an interest-free working capital advance of $7.0 million in the form of a note payable to support the Company’s Sumavel DosePro operations. The note payable matures in the event the Supply Agreement is terminated. The note payable was initially recorded on the balance sheet net of a $4.7 million debt discount related to imputed interest. The debt discount was being amortized as interest expense using the effective interest method over the supply agreement’s initial term of eight years.
In September 2017, the Company and Endo terminated the Supply Agreement and the note payable became due and payable in accordance with its terms. Pursuant to the termination agreement, the $7.0 million promissory note was extinguished to settle amounts owed to the Company for accounts receivable and purchased raw materials (see Note 5). The Company recorded a non-cash charge upon extinguishment of debt of $3.4 million due to the write-off of unamortized discount related to imputed interest in the third quarter of 2017.
Note 7 – Commitments and Contingencies
Accrued Loss on Lease Obligations
The Company’s headquarters are located in Emeryville, California, where it leases office space for its general and administrative and research and product development operations under a noncancelable operating lease that expires in November 2022. Prior to 2017, the Company’s former headquarters were located in San Diego, California, where it leased office space under a noncancelable operating lease that runs through March 2020. In September 2017, the Company completely vacated its former headquarters in anticipation of subleasing the available space. In October 2017, the Company entered into a sublease agreement with an unrelated third party pursuant to which it will rent the vacated space through the remainder of the Company’s original lease term. As of September 30, 2017, the Company recognized the fair value of the cease-use liability in the amount of $1.1 million. The cease-use liability was calculated based on the present value of the remaining net cash flows related to the Company’s continuing obligations under the lease less the present value of sublease rental payments to be received under the sublease agreement over the term of the sublease. The net cash flows were discounted using the Company’s estimated incremental borrowing rate, a Level 2 input within the fair value hierarchy (see Note 4). Additionally, the Company derecognized the related deferred rent liability in the amount of $0.5 million. These adjustments resulted in a loss on lease of $0.6 million, which has been included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Note 8 – Stockholders’ Deficit
At-the-Market Equity Offering
In May 2016, the Company entered into an at-the-market (“ATM”) offering sales agreement with an investment bank pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $25.0 million. During the three months ended September 30, 2017, the Company issued a total of 1,550,880 shares of its common stock under the ATM offering program. Net proceeds raised by the Company from the ATM offering amounted to approximately $19.4 million, after deducting $0.7 million of underwriting discounts and commissions and other offering expenses.
Note 9 – Stock-Based Compensation
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Upon adopting ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures as they occur.

Valuation of Stock Options
The estimated grant date fair values of the stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk free interest rate	1.9% to 2.1%	1.1% to 1.3%	1.9% to 2.3%	1.1% to 1.4%
Expected term	6.1 years	5.1 to 6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	75.1% to 75.5%	77.0% to 78.1%	75.1% to 76.6%	77.0% to 78.1%
Expected dividend yield	—%	—%	—%	—%
During the nine months ended September 30, 2017, the Company granted options to purchase approximately 0.9 million shares of common stock with a weighted average grant date fair value of $7.17.

Restricted Stock Units with a Performance Condition
In March 2017, the Company granted approximately 0.2 million restricted stock units (“RSUs”) with service and performance-based conditions to employees and executives. The weighted average fair value of RSUs granted was $10.20 per share. The RSUs vest upon the approval by the FDA of the Company’s new drug application for ZX008, provided such approval occurs within five years following the grant date. Due to the uncertainties associated with the FDA approval process, approval is not yet probable, as such term is used for accounting purposes, prior to the occurrence of the event. Accordingly, no compensation expense has been recognized as of September 30, 2017 for these awards.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of contract manufacturing	$—	$98	$71	$294
Research and development	294	532	1,313	1,449
Selling, general and administrative	968	1,311	2,682	3,460
Total	$1,262	$1,941	$4,066	$5,203
Note 10 – Net Loss Per Share
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
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(42,660)	$(16,618)	$(86,239)	$(45,085)

Denominator:
Shares used in per share calculation	25,431	24,791	25,024	24,780

Net loss from continuing operations per share, basic and diluted	$(1.68)	$(0.67)	$(3.45)	$(1.82)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares subject to outstanding common stock options	4,121	3,310	3,879	3,128
Shares subject to outstanding restricted stock units	271	106	228	78
Shares subject to outstanding warrants to purchase common stock	1,251	1,975	1,522	1,975
Total	5,643	5,391	5,629	5,181
Note 11 – Subsequent Events
Common Stock Offering
On October 5, 2017, the Company completed an underwritten public offering of 7.7 million shares of its common stock, which included 1.0 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $37.50 per share. Net proceeds raised by the Company from the offering amounted to approximately $271.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

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
Overview
We are a pharmaceutical company committed to developing and commercializing central nervous system, or CNS, therapies that address specific clinical needs for people living with orphan and other CNS disorders who need innovative treatment alternatives to help them improve their daily functioning. Our current primary area of focus is orphan or rare childhood-onset epilepsy and CNS disorders.
We currently own and control worldwide development and commercialization rights to ZX008, our lead product candidate. ZX008 is low-dose fenfluramine for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut syndrome.
Dravet syndrome is a rare and catastrophic form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and European Union, or the EU, for the treatment of Dravet syndrome. In January 2016, we received notification of Fast

Track designation from the U.S. Food and Drug Administration, or the FDA, for ZX008 for the treatment of Dravet syndrome. We initiated our Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first 119 subjects randomized into either Study 1501 or 1502 would be reported initially as “Study 1.” In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for Study 1. In September 2016, we initiated the pharmacokinetic and safety profile portion of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and clobazam as part of their baseline standard care. In February 2017, we initiated the safety and efficacy portion of Study 1504, a two-arm study that compares ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which currently includes sites in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. Study 1504 will enroll approximately 40 patients per treatment group. We expect to report top-line results from Study 1504 in the first half of 2018. We believe we are on track to submit applications for regulatory approvals for ZX008 in the United States and Europe in the second half of 2018.
Lennox-Gastaut syndrome, or LGS, is another rare and catastrophic form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Beginning in first quarter of 2016, we funded an open-label dose-finding twenty-patient investigator initiated study in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 open-label, dose-finding clinical trial at the American Epilepsy Society Meeting. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with seven out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum. In addition, ZX008 was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension, as expected based on our epilepsy program to date. We believe these data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an investigational new drug, or IND, application to the FDA to initiate a Phase 3 program of ZX008 in LGS, which became effective in April 2017. In the first half of 2017, ZX008 received orphan drug designation for the treatment of LGS from the FDA in the United States and the EMA in the EU. We intend to initiate a Phase 3 program of ZX008 in LGS by the end of 2017.
Recent Business Developments
ZX008 Phase 3 Top-line Clinical Trial Results
On September 29, 2017, we announced positive top-line results from Study 1. The trial met its primary objective of demonstrating that ZX008, at a dose of 0.8 mg/kg/day, is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). ZX008 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions in seizure frequency and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day ZX008 dose versus placebo also demonstrated statistically significant improvement compared with placebo.
Relday™ Development and License Agreement Termination
In July 2011, we entered into a development and license agreement with Durect Corporation, or Durect, under which we were granted an exclusive worldwide development and commercialization license to intellectual property related to Relday. Relday is an investigational, proprietary, long-acting formulation of risperidone, an atypical anti-psychotic agent. Under the development and license agreement, we were responsible for the clinical development and commercialization of Relday while Durect was responsible for pre-clinical, formulation and chemistry, manufacturing and controls development. Under the terms of the development and license agreement, we were obligated to use commercially reasonable efforts to fund the development and seek and maintain regulatory approval for Relday and if successful, to pay Durect up to $103.0 million in total future milestone payments with respect to Relday, subject to and upon the achievement of various development, regulatory, and sales-related milestones.
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

Termination of Contract Manufacturing Supply Agreement
Following our previously announced decision with Endo Ventures Limited, or Endo, to discontinue the manufacturing and supply of Sumavel DosePro, on September 19, 2017, we and Endo entered into a Termination Agreement, or the Termination Agreement, which terminates the License Agreement dated May 16, 2014, by and between us and Endo, or the License Agreement, and the Manufacturing and Supply Agreement dated May 16, 2014, by and between the Company and Endo, or the Supply Agreement, as well as certain quality agreements related thereto. We previously sold our Sumavel DosePro business to Endo, but retained the exclusive right and contractual obligation to manufacture and supply Sumavel DosePro to Endo under the License Agreement and Supply Agreement. In connection with the Termination Agreement, we have also terminated our relationships with third-party suppliers and manufacturers related to the Sumavel DosePro product.
The termination agreements with Durect and Endo related to Relday and Sumavel DosePro, respectively, will enable us to focus our resources on the development of ZX008, our lead product candidate. As of September 30, 2017, we no longer have a source of recurring revenue. Unless and until we obtain regulatory approval of and commercialize ZX008, our ability to generate any meaningful revenue will be limited.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2017 and 2016
Contract Manufacturing Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Contract manufacturing revenue	$—	$6,345	$(6,345)	$9,821	$17,537	$(7,716)
Service and other product revenue	—	225	(225)	—	327	(327)
Total revenue	$—	$6,570	$(6,570)	$9,821	$17,864	$(8,043)
Our contract manufacturing revenue was solely generated by our Supply Agreement with Endo. In January 2017, we and Endo notified us of their intention to terminate the Supply Agreement. We began to wind down Sumavel DosePro operations while the parties finalized termination of the Supply Agreement. In April 2017, we completed fulfillment of the remaining open orders from Endo and all remaining deferred revenue associated with the Supply Agreement was recognized. The resulting negotiations culminated in the execution of the termination agreement in September 2017. The decreases in contract manufacturing revenue for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, were due to the wind-down of Sumavel DosePro operations in 2017, which was completed with the entry into the termination agreement in the third quarter of 2017.
Since our final product delivery to Endo in April 2017, we no longer have a source of recurring revenue. Unless and until we obtain regulatory approval of and commercialize ZX008, our lead product candidate, our ability to generate any meaningful revenue will be limited.
Cost of Contract Manufacturing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Cost of contract manufacturing	$—	$6,469	$(6,469)	$10,729	$16,480	$(5,751)
The decreases in cost of contract manufacturing for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, corresponded with the decrease in contract manufacturing revenue discussed above. In the second quarter of 2017, based on ongoing negotiations with Endo to finalize the termination agreement, we recorded a $2.2 million charge as a component of cost of contract manufacturing to reduce inventory to its net realizable value.
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Research and development	$21,178	$10,076	$11,102	$49,369	$28,447	$20,922
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
ZX008	$16,520	$7,275	$9,245	$35,111	$20,321	$14,790
Other(1)	4,658	2,801	1,857	14,258	8,126	6,132
Total	$21,178	$10,076	$11,102	$49,369	$28,447	$20,922

(1)
Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as development costs incurred for other product candidates.

We acquired ZX008 in October 2014 and have since incurred significant expenditures related to conducting clinical trials of ZX008. Research and development expenses for ZX008 increased by $9.2 million and $14.8 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases reflect the progression and expansion of our clinical trial activities related to our Phase 3 development program of ZX008 in Dravet syndrome, which commenced in January 2016. The increases in unallocated research and development expenses for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to increased personnel-related costs as a result of increases in research and development headcount.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Selling	$648	$1,119	$(471)	$3,071	$3,938	$(867)
General and administrative	5,425	5,419	6	15,058	15,568	(510)
Total selling, general and administrative	$6,073	$6,538	$(465)	$18,129	$19,506	$(1,377)
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
Selling expense decreased by $0.5 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases reflect lower spend on market research activities related to ZX008. General and administrative expense decreased by $0.5 million in the nine months ended September 30, 2017 compared to the same period in 2016 and was primarily attributable to a decrease in legal fees. Legal fees fluctuate from period to period depending on the nature, scope and timing of services provided.
Loss on Contract Termination

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Loss on contract termination	$478	$—	$478	$478	$—	$478
For the three and nine months ended September 30, 2017, we entered into a termination agreement of the Supply Agreement with Endo related to Sumavel DosePro. The loss on contract termination represents costs incurred by us to terminate agreements with our third-party manufacturers and suppliers of Sumavel DosePro that were in excess of reimbursements received from Endo for such costs.
Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Asset impairment charges	$196	$—	$196	$1,116	$—	$1,116
For the three months ended September 30, 2017, we recorded an impairment charge of $0.2 million related to leasehold improvements at our former headquarters in San Diego as discussions with prospective subtenants indicated these assets were not recoverable. In addition to leasehold improvements, impairment charges for the nine months ended September 30, 2017 consisted of an $0.8 million write-down of long-lived manufacturing assets associated with the production of Sumavel DosePro recorded in the first quarter of 2017.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Change in fair value of contingent consideration	$10,500	$200	$10,300	$11,600	$2,800	$8,800
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
Changes in fair value of contingent consideration for the three and nine months ended September 30, 2017 were driven by an adjustment to the probabilities of achieving certain milestones used in calculating the fair value of contingent consideration in light of the positive top-line results from Study 1 announced on September 29, 2017.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Other income (expense)	$(4,277)	$(898)	$(3,379)	$(4,680)	$3,362	$(8,042)
Other income (expense) primarily consists of interest expense, net, changes in fair value of our common stock warrant liabilities and foreign currency gains and losses resulting from transactions denominated in U.K. pounds sterling and euros.
For the three months ended September 30, 2017, other expense, net increased by $3.4 million compared to the same period in 2016 due to the loss on extinguishment of debt as we wrote-off the unamortized discount on our working capital advance note payable from Endo (see Note 6 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). For the nine months ended September 30, 2017, other income (expense) decreased by $8.0 million as compared to the same period in 2016. The decrease was primarily attributable to a lower fair value adjustment on warrant liabilities recognized in other income of $0.4 million in the nine months ended September 30, 2017, as compared to $5.1 million in the same period in 2016, and the loss on extinguishment of debt recorded in the current year.
Liquidity and Capital Resources
Since we commenced operations in 2006, we have incurred significant net losses, and, as of September 30, 2017, we had an accumulated deficit of $532.3 million. In September 2017, our only revenue generating contract was terminated. As a result, we currently do not engage in any revenue-generating activities. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ZX008. As of September 30, 2017, we had cash and cash equivalents of $64.7 million.
In August and September 2017, we issued a total of 1,550,880 shares of our common stock under an ATM offering program and received approximately $19.4 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses.
On October 5, 2017, we completed an underwritten public offering of 7.7 million shares of our common stock, which included 1.0 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $37.50 per share. Net proceeds raised by us from the offering amounted to approximately $271.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses.
 Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the rate of progress and cost of our clinical trials and other product development programs for ZX008 and our other product candidates and any other product candidates that we may develop, in-license or acquire;

•	the timing of regulatory approval for any of our other product candidates and the commercial success of any approved products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with ZX008 and any of our other product candidates;

•	the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;

•	the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate; and

•	the effect of competing technological and market developments.
Until such time, if ever, as we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. If future funds are raised through issuance of equity or debt securities, these securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds at the time we need such funding, we may be forced to delay, scale back or eliminate some of our research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, our ability to achieve the development and commercialization goals could be adversely affected.

The following table presents selected information from our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents, beginning of the period	$91,551	$155,349
Net cash used in operating activities	(46,435)	(54,383)
Net cash (used in) provided by investing activities	(35)	9,899
Net cash provided by (used in) financing activities	19,649	(999)
Net decrease in cash and cash equivalents	(26,821)	(45,483)
Cash and cash equivalents, end of the period	$64,730	$109,866
Operating Activities
For the nine months ended September 30, 2017, net cash used in operating activities was primarily attributable to a net loss of $87.1 million, offset by non-cash charges of $23.2 million and a net cash inflow from changes in operating assets and liabilities of $17.5 million. Non-cash charges primarily consisted of change in fair value of contingent consideration, stock-based compensation, inventory write-down and impairment charges for long-lived assets related to our Endo supply agreement. The increase in cash provided by operating assets and liabilities was primarily attributable to cash received from Endo for previously delivered product and the wind down of manufacturing operations under the supply agreement. Certain working capital balances which were net settled by the extinguishment of the working capital advance note payable pursuant to the Endo termination agreement were accounted for as a non-cash activity.
For the nine months ended September 30, 2016, net cash used in operating activities was primarily the result of a net loss of $46.2 million, offset by non-cash charges of $4.8 million and a net cash outflow from change in operating assets and liabilities of $12.9 million.
Investing Activities
For the nine months ended September 30, 2017, net cash used in investing activities was minimal. As of April 2017, we have no further obligation to supply Endo with additional Sumavel DosePro. As a result, we expect capital expenditures for the remainder of 2017 to be minimal.
For the nine months ended September 30, 2016, net cash provided by investing activities was primarily attributable to $10.0 million of cash released from an escrow account in connection with the sale of our Zohydro ER business in 2015.
Financing Activities
For the nine months ended September 30, 2017, net cash provided by financing activities of $19.6 million consisted of net proceeds from sales of common stock of $19.4 million under an ATM offering described above and $0.2 million in proceeds received from the issuance of common stock under equity incentive plans. Pursuant to a termination agreement with Endo executed in September 2017, our $7.0 million working capital advance note payable was extinguished through net settlement of certain working capital balances owed to us by Endo and has been presented as a non-cash financing activity in the condensed consolidated statements of cash flows in the accompanying financial statements included elsewhere in this Quarterly Report on Form 10-Q.
For the nine months ended September 30, 2016, net cash used in financing activities consisted of principal repayments on our term loan, offset by net proceeds from our amended term loan with Oxford and SVB and proceeds from stock issuances under equity incentive plans.
Debt Obligations
As of September 30, 2017, we were in compliance with all covenants under our term loan. There are no covenants related to our working capital advance note payable. Our term loan agreement includes a material adverse change clause, which enables the lenders to require immediate repayment of the outstanding debt if certain subjective acceleration provisions are triggered. The material adverse change clause covers provisions including a material impairment of underlying collateral, change in business operations or condition or material impairment of our prospects for repayment of any portion of the remaining debt obligation. To date, we have not received any notification from the Lenders that we are not in compliance with this clause. For a detailed description of our debt obligations, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report.

Contractual Obligations
There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2017 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Top-line data may not accurately reflect the complete results of a particular study or trial.
We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data such as the top-line results we reported from Study 1, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Our success depends substantially on our only product candidate, ZX008. We cannot be certain that our product candidate will receive regulatory approval or be successfully commercialized.

We have only one product candidate in development, and our business depends substantially on its successful development and commercialization. Following the completion of the sale of our Zohydro ER business in April 2015, we have no drug products approved for sale, and we may not be able to develop marketable drug products in the future. Following the termination of the development and license agreement with Durect in August 2017, our sole product candidate is ZX008. ZX008, our sole product candidate, and any future product candidates, will require additional clinical, pre-clinical and manufacturing development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
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

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2011.

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.

(6)	Filed with the Registrant’s Current Report on Form 8-K on December 31, 2014.

(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.

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

ZOGENIX, INC.

Date:	November 7, 2017	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)