Form 10-K
period 2017-12-31
ZOGENIX, INC.
filed 2018-03-06
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
Form 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________________________________________________________
Commission file number: 001-34962
____________________________________
Zogenix, Inc.
____________________________________

Delaware (State of Incorporation)	20-5300780 (I.R.S. Employer Identification No.)

5858 Horton Street, Suite 455 Emeryville, California	94608
(510) 550-8300
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $229.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $14.50 per share.
As of February 28, 2018, there were 34,807,509 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZOGENIX, INC.
FORM 10-K
For the Year Ended December 31, 2017

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

•
our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of our product candidates and the ability to operate our business without infringing the intellectual property rights of others;

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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for ZX008 and other product candidates, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Source Healthcare Analytics, Source® Pharmaceutical Audit Suite (PHAST) Institution/Prescription, Source® PHAST Prescription, Source® Prescriber or Source® Dynamic Claims. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.
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

Item 1. Business
Company Overview
Zogenix, Inc. (“Zogenix” or “we” or “the Company”) is a pharmaceutical company developing and commercializing innovative central nervous system (“CNS”) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. Our current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders.
We currently own and control worldwide development and commercialization rights to ZX008, our lead Phase 3 product candidate. ZX008 is low-dose fenfluramine for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome (“LGS”).
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and the European Union (“the EU”) for the treatment of Dravet syndrome. In addition, ZX008 for the treatment of Dravet syndrome received Fast Track designation from the U.S. Food and Drug Administration (the “FDA”) in January 2016 and Breakthrough Therapy designation in February 2018.
We initiated our Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind, placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1.” In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for the 119 patients included in the Study 1 Phase 3 trial. The Study 1 trial met its primary objective of demonstrating that ZX008, at a dose of 0.8 mg/kg/day, is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). In the trial, ZX008 at a dose of 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day ZX008 dose versus placebo also demonstrated statistically significant improvement compared with placebo. ZX008 was generally well tolerated without any signs or symptoms of valvulopathy or pulmonary hypertension.
In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of ZX008 when co-administered with the stiripentol regimen (stiripentol, valproate and clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504, a two-arm study that compares ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which currently includes sites in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. Study 1504 is targeted to enroll approximately 40 patients per treatment group. In January 2018, we completed enrollment of this study and expect to report top-line results from the trial in the second quarter of 2018. We believe we are on track to submit applications for regulatory approvals for ZX008 in the United States and Europe in the fourth quarter of 2018.
LGS is another rare, refractory, debilitating pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited and suboptimal. Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of ZX008 as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the American Epilepsy Society. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, ZX008 was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an investigational new drug, or IND, application to the FDA to initiate a Phase 3 program of ZX008 in LGS, which became effective in April 2017. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of ZX008 as an adjunctive treatment for seizures in patients with LGS (Study 1601) with the enrollment of the first patient into the study. In the first half of 2017, ZX008 received orphan drug designation for the treatment of LGS from the FDA in the United States and the European Medicines Agency (the “EMA”) in the EU.

In April 2015, we sold our Zohydro ER business to enable us to focus on development of our CNS rare disease product candidates and to enhance our financial strength. Zohydro ER (hydrocodone bitartrate) is an extended-release capsule oral formulation of hydrocodone without acetaminophen.
In May 2014, we sold our Sumavel DosePro (sumatriptan injection) Needle-free Delivery System business to affiliates of Endo International plc, or Endo. In connection with the sale, we entered into a supply agreement to manufacture and supply Sumavel DosePro to Endo (the “Endo Supply Agreement”). Under this agreement, we provided contract manufacturing services and supplied Sumavel DosePro to Endo through April 2017. The supply agreement was terminated in September 2017.
Our Strategy
We are committed to developing and commercializing therapeutic solutions for people living with serious and life-threatening rare CNS disorders and medical conditions. Our strategy centers on developing and advancing our lead therapeutic product candidate, ZX008, low-dose fenfluramine for the treatment of Dravet syndrome, LGS, and potentially other rare and catastrophic epilepsy disorders. In addition to ZX008, we aim to identify, develop, and advance other innovative therapeutic product candidates with the potential to treat patients living with serious and life-threating rare CNS disorders. The key elements of our strategy are:

•
Rapidly advancing ZX008 for the treatment of Dravet syndrome through clinical development and regulatory approval. In September 2017, we announced positive top-line results for our first Phase 3 trial (Study 1) studying ZX008 as adjunctive therapy for patients with uncontrolled convulsive seizures who have Dravet syndrome. We are currently conducting a second double-blind, randomized, two-arm pivotal Phase 3 trial for ZX008 as an adjunctive treatment in Dravet syndrome, Study 1504, in which all patients will be taking stiripentol, valproate and/or clobazam as part of their baseline standard care. We expect to report top-line results from Study 1504 in the second quarter of 2018, and if positive, submit applications for regulatory approvals in the U.S. and Europe in the fourth quarter of 2018.

•
Developing ZX008 for the treatment of Lennox-Gastaut syndrome. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial for ZX008 as an adjunctive treatment of seizures associated with LGS with the enrollment of the first patient into the study. In the first half of 2017, ZX008 received orphan drug designation for the treatment of LGS from the FDA in the United States and the European Medicines Agency in the EU.

•
Evaluating ZX008 for potential treatment of other forms of orphan pediatric epilepsy. In addition to Dravet syndrome and LGS, we believe that the unique mechanism of action of ZX008 has the potential to treat other epileptic encephalopathies where there is a significant unmet medical need. We expect to continue to evaluate its potential in additional orphan pediatric-onset epilepsy indications where there is a significant unmet medical need.

•
Identifying innovative, differentiated product development candidates in the therapeutic area of rare CNS disorders for acquisition and further development. Our business development team focuses on identifying and evaluating differentiated, high-value licensing and product acquisition opportunities that would build our CNS product candidate pipeline and effectively leverage our capabilities in the United States and Europe.

Our Clinical Product Candidate
We currently have one product candidate in clinical development for differentiated therapies treating CNS disorders.

ZX008 (Low-Dose Fenfluramine) for the Treatment of Dravet Syndrome

Dravet syndrome is a rare childhood-onset channelopathy in which intractable epilepsy is one of the most significant and devastating symptoms. Children and young adults with Dravet syndrome experience debilitating, persistent and potentially life-threatening seizures beginning in the first year of life.  Seizures continue throughout their lifetime and are most often treatment resistant, meaning that currently available medications and therapies are not able to achieve complete or clinically meaningful seizure control and, in some cases, worsen the condition. Individuals with Dravet syndrome face a higher incidence of Status Epilepticus and Sudden Unexplained Death in Epilepsy, or SUDEP. These patients suffer from severe cognitive and other developmental impairment throughout life, as well as neurobehavioral disorders such as autistic-like behavior and attention deficit hyperactivity disorder, and motor abnormalities. The prognosis for patients with Dravet syndrome to become seizure free is poor. A recent study by Wu et. al. published by the American Academy of Pediatrics in 2015 reported an incidence rate for Dravet syndrome of approximately 1 per 16,000 live births with onset occurring within the first year of life.

There are currently no FDA-approved treatments indicated for the treatment of seizures associated with Dravet syndrome. The standard of care usually involves a combination of the following anticonvulsant drugs: clobazam, clonazepam, levetiracetam, topiramate, valproic acid, ethosuximide and zonisamide. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of seizures associated with Dravet syndrome in conjunction with valproate and/or clobazam. In

Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001.  In the United States, stiripentol is not FDA-approved and can only be obtained via the FDA’s Personal Importation Policy (“PIP”) or under an Expanded Access IND. Sodium channel blocking anticonvulsant drugs often used to treat most other epilepsy conditions increase seizure frequency in patients with Dravet syndrome. Management of this disease may also include a nonpharmacologic treatments, including ketogenic diet and vagal nerve stimulation.

Fenfluramine was originally developed and approved as an anorectic agent for the treatment of adult obesity. Pre-clinical and clinical evidence of the drug’s ability to treat refractory pediatric epileptic seizures was first described in the 1980s. Fenfluramine was withdrawn from the market in 1997 because the risk outweighed the benefit in this adult obese population, after cases of heart valve defects and pulmonary hypertension were reported in adults who had taken fenfluramine, most often with phentermine. However, at this time, academic pediatric neurologists in Belgium continued to evaluate low doses of fenfluramine in a small number of refractory patients under a government approved compassionate use protocol. Their open-label study, which continues today, evaluated the safety and effectiveness of low-dose fenfluramine to reduce seizures in refractory Dravet syndrome patients.

In December 2016, we presented the most recent analyses of the original Dravet syndrome patients being treated in Belgium under this government approved protocol at the 70th Annual Meeting of the American Epilepsy Society. At that time ten original patients who started treatment with fenfluramine prior to 2010 had been treated with low-dose fenfluramine for a mean of 17.5 years (range: 7-28 years) From the analysis, low-dose fenfluramine, as an adjunctive therapy to standard antiepileptic drugs, was providing these difficult to treat patients with long-term, durable seizure control. As reported at the meeting, for the most immediate past six years of treatment leading up to the analysis, three patients were seizure-free for the entire six years and four patients experienced seizure-free intervals of at least two years. None of these patients developed any clinically meaningful signs or symptoms of cardiac valvulopathy or pulmonary hypertension, while two patients had mild and stable cardiac valve thickening on the most recent cardiac echocardiogram that was deemed to be clinically unimportant. After 2010, an additional 11 Dravet syndrome patients started adjuvant treatment with low-dose fenfluramine under the Belgium government approved protocol and data on this cohort was presented at the 71st Annual Meeting of the American Epilepsy Society. The mean age at start of fenfluramine in this cohort was 12.5 years (range, 1- 30 years) and treatment with fenfluramine was for a median duration of 3.0 years (range, 1- 7 years). Ninety-one percent of these patients had a clinically meaningful reduction (≥50%) and 73% had substantial reductions (≥75%) in major motor seizure frequency at the prior visit. Fenfluramine was generally well tolerated with no clinical and/or echocardiographic signs of cardiac valvulopathy or pulmonary hypertension. In this ongoing Belgian study of low dose fenfluramine treating refractory Dravet syndrome patients, no patient has stopped treatment for any adverse event.

Because of the known cardiac side effects of fenfluramine reported when prescribed in higher doses for the treatment of adult obesity (without baseline cardiac data), the ongoing Belgian study requires ongoing periodic evaluations of the heart and, in particular, the heart valves and measures assessing for the presence of pulmonary hypertension using echocardiography. Overall, low-dose fenfluramine has been shown to be well tolerated and side-effects of treatment have been mild and transient over the entire 29-year study period. There have been no clinically significant findings related to cardiac valvulopathy and no reports of pulmonary hypertension in any ZX008 or low-dose fenfluramine studies to date.

Formal meetings have been held with the regulatory agencies in the United States and EU to obtain concurrence on remaining pre-clinical and clinical requirements for regulatory approval. Based upon this information, we believe our two pivotal placebo-controlled Phase 3 studies in Dravet syndrome, if successful, will support regulatory approval of ZX008 in the United States and in Europe. Our investigational new drug (“IND”) application for ZX008 for the treatment of Dravet syndrome became effective in December 2015. We initiated our Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind, placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1.” In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for the 119 patients included in the Study 1 Phase 3 trial. The Study 1 trial met its primary objective of demonstrating that ZX008, at a dose of 0.8 mg/kg/day, is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). In the trial ZX008 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions (50% or greater) in convulsive seizure frequency and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day ZX008 dose versus placebo also demonstrated statistically significant improvement compared with placebo. Patients completing the Phase 3 trials are given the opportunity to enroll in an open label long-term extension safety study (Study 1503).

We are conducting Study 1504 in Dravet syndrome patients who are incomplete responders to a stiripentol treatment regimen. In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of ZX008 when co-administered with the stiripentol regimen (stiripentol, valproate and clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017, we initiated the safety and efficacy portion of Study 1504, a two-arm study that compares ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which currently includes sites in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. Study 1504 is targeted to enroll approximately 40 patients per treatment group. We completed enrollment of this study in January 2018 and expect to report top-line results from Study 1504 in the second quarter of 2018. We believe in addition to Study 1504 being a pivotal Phase 3 trial, it may also demonstrate the potential incremental benefit of ZX008 over the background stiripentol regimen, which is required to maintain ZX008 orphan drug status in the EU. We also expect the results of Study 1504 will be important for future market positioning and reimbursement of ZX008 in Europe.

In the event that the FDA requires a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the potential risks, we are currently developing the appropriate elements of a specific REMS to support and maintain a long-term favorable benefit-risk profile for ZX008 in the United States, as well as a similar risk mitigation plan, or RMP for Europe. This is consistent with other drugs with known safety issues that are approved for serious diseases with high unmet need. We intend to submit a new drug application (“NDA”) and a marketing authorization application (“MAA”) for ZX008 for the treatment of Dravet syndrome in the fourth quarter of 2018.
ZX008 for the Treatment of Lennox-Gastaut Syndrome

LGS is a severe, refractory and debilitating form of epilepsy that typically becomes apparent during early childhood. Affected children experience generalized tonic-clonic seizures, tonic seizures, atonic seizures, and tonic/atonic seizures, all of which can result in “drop attacks.” Other seizure types that occur in some LGS patients include non-convulsive seizures, such as atypical absences, focal seizures, and myoclonic seizures. Children with LGS most often also develop cognitive dysfunction, delays in reaching developmental milestones and behavioral problems. LGS can be caused by a variety of underlying conditions, but in some cases no cause can be identified.

LGS makes up 1% to 4% of all pediatric epilepsies. There is no specific therapy for LGS that is effective in all cases and the disorder has proven particularly resistant to most currently available therapeutic options. The three main therapeutic options for the treatment of LGS are anti-epileptic drugs (“AEDs”), dietary therapy (typically the ketogenic diet) or surgery (VNS therapy or corpus callosotomy). AEDs are usually prescribed to individuals with LGS, but the individual response is highly variable. However, because individuals with LGS rarely respond successfully to one AED, they most often require polypharmacotherapy with multiple AEDs, and yet still most continue to have refractory seizures. Although a variety of specific drugs have been approved by the FDA and/or EMA for the treatment of LGS including topiramate, lamotrigine, clobazam, rufinamide, felbamate and clonazepam, these medications typically have limited success and in addition, are often associated with intolerable side effects, especially in individuals who receive multidrug, high-dose regimens. Furthermore, all current AEDs can also become less effective over time.
Beginning in first quarter of 2016, we funded an open-label dose-ranging investigator-initiated study of the effectiveness and tolerability of ZX008 as an adjunctive therapy in patients with LGS. Refractory LGS patients were treated with ZX008 as an adjunctive therapy for seizures associated with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 open-label, dose-finding study at the 70th Annual Meeting of the American Epilepsy Society. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severely refractory LGS, despite not attempting to dose to maximal efficacy as per protocol, with 7 of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, ZX008 was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment for LGS.
Based on the strength of the LGS data generated in the investigator-initiated study, in November 2017 we announced the initiation of our global Phase 3 clinical trial for ZX008 as an adjunctive treatment of seizures associated with LGS, Study 1601. Study 1601 is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of ZX008, low-dose fenfluramine, when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. The Company is targeting a total of 225 randomized patients (75 per treatment arm) in the trial. The primary endpoint of Study 1601 is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose as compared to placebo. The key secondary endpoints include change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.2 mg/kg/day dose, and the proportion of patients achieving at least a 50% reduction in drop seizures. Part 2 of Study 1601 will be a 12-month open-label extension to evaluate the long-term safety, tolerability and effectiveness of ZX008. ZX008 for the treatment of LGS has been designated as an orphan drug by both the FDA and the European Commission. Study 1601 is planned for up to 85 sites in North America, Europe, Asia-Pacific, South America, South Africa and Australia.

Beyond Dravet syndrome and LGS, we also intend to evaluate ZX008’s potential to treat additional indications in other rare pediatric-onset epileptic encephalopathies and related medical conditions in the future.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product candidates, including large pharmaceutical companies, smaller biopharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, research and development capabilities, sales and marketing capabilities, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and/or other resources than us. We will face competition not only in the commercialization of any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, but also for the in-licensing or acquisition of additional product candidates.
ZX008

There are currently no FDA-approved treatments indicated for the treatment of seizures associated with Dravet syndrome. The standard of care usually involves a combination of the following anticonvulsant drugs: clobazam, clonazepam, levetiracetam, topiramate, valproic acid, ethosuximide and zonisamide. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001. In the United States, stiripentol is not FDA approved and can only be obtained via the FDA’s Personal Importation Policy, or PIP, or under an Expanded Access IND. The FDA’s PIP is intended to make available, through the exercise of enforcement discretion, unapproved drugs used to treat serious medical conditions for which no equivalent treatment exists in the United States, and unapproved drugs used to continue treatment begun in a foreign country. All new patients obtaining stiripentol must have a patient specific IND application submitted to the FDA by the prescribing physician, who is most often an academic pediatric neurologist. The manufacturer of stiripentol, Biocodex, may in the future seek and receive FDA approval for stiripentol for the treatment of Dravet syndrome.

ZX008 has a novel mechanism of action (selective serotonin activity and possibly sigma-1 activity) that is different from the other antiepileptic drugs currently available and in clinical development in the United States and EU for the treatment of epileptic encephalopathies like Dravet syndrome. Two other drug candidates in clinical development for the treatment of Dravet syndrome are both cannabinoids which have a different distinct mechanism of action from ZX008. We do not expect that their successful development and approval in the United States or Europe would block the FDA or EMA from granting approval of ZX008 even if they are approved prior to ZX008.

One cannabinoid product candidate in clinical development for Dravet syndrome is GW Pharmaceuticals’ Epidiolex, a liquid drug formulation of plant-derived purified cannabidiol, or CBD, a component of marijuana. Published open-label clinical data and anecdotal evidence has suggested that patients with Dravet syndrome experience a reduction in seizures when CBD is prescribed to them. In March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex for the treatment of Dravet syndrome, and in June and September 2016 announced positive results from its two Phase 3 clinical trials for Epidiolex for the treatment of LGS, with Epidiolex achieving its primary study endpoints in all three trials. GW Pharmaceuticals is currently conducting an additional Phase 3 study in Dravet syndrome and in December 2017 announced data from the second Phase 3 study in Dravet syndrome is expected in the second half of 2018. Also in December 2017, GW Pharmaceuticals announced FDA acceptance of its NDA filing for Epidiolex in the treatment of LGS and Dravet syndrome and that an MAA for Epidiolex in both indications had been filed in Europe.

Insys Therapeutics, or Insys, is developing a synthetic cannabidiol, or CBD, for the treatment of pediatric epilepsies, including Dravet syndrome. Insys previously advanced its synthetic CBD program, which has received orphan drug designation and Fast Track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys initiated Phase 2 development of its CBD product candidate for childhood absence epilepsy in December of 2017, and plans to initiate a Phase 3 trial in infantile spasms, a pediatric epilepsy syndrome, in the first quarter of 2018.

Several other companies, including Xenon Pharmaceuticals, Inc. have disclosed that they are developing preclinical drug candidates for the potential treatment of Dravet syndrome.

Manufacturing and Supply
In September 2017, our agreement to manufacture and supply Sumavel DosePro to Endo was terminated. We do not own or operate, and currently have no plans to establish or own any manufacturing facilities with respect to the manufacture of ZX008 or any future product candidates. We currently rely, and expect to continue to rely, on third-party manufacturers to produce sufficient quantities of our product candidates and their component raw materials for use in our internal research efforts and clinical trials and in relation to any future commercialization of our product candidates. Our third-party manufacturers are responsible for obtaining the raw materials necessary to manufacture our product candidates, which we believe are readily available from more than one source. Additional third-party manufacturers are and will be used to formulate, fill, label, package and distribute investigational drug products. This approach allows us to maintain a more efficient infrastructure while enabling us to focus our expertise on developing and commercializing our product candidates. Although we believe we have multiple potential sources for the manufacture of our product candidates and their related raw materials, we currently rely on single manufacturers for different aspects of ZX008.
License Agreements

Zogenix International Limited Sales and Purchase Agreement (ZX008)
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
In addition, in October 2014, Zogenix International Limited has a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the “Universities”), which runs through September 2045. Under the terms of the agreement, the Universities granted Zogenix International Limited an exclusive worldwide license to use the data obtained from the study, as well as certain intellectual property related to fenfluramine for the treatment of Dravet syndrome. Zogenix International Limited is required to pay a mid-single-digit percentage royalty on net sales of fenfluramine for the treatment of Dravet syndrome or, in the case of a sublicense of fenfluramine for the treatment of Dravet syndrome, a percentage in the mid-twenties of the sub-licensing revenues. The agreement may be terminated by the Universities if Zogenix International Limited: (a) does not use commercially reasonable efforts to (i) develop and commercialize fenfluramine for the treatment of Dravet syndrome or related conditions stemming from infantile epilepsy, or (ii) seek approval of fenfluramine for the treatment of Dravet syndrome in the United States; or (b) if Zogenix International Limited becomes insolvent, shall make an assignment for the benefit of creditors, or shall have a petition in bankruptcy filed for or against it or if a petition for any similar relief has been filed against it. The Company can terminate the agreement upon specified prior written notice to the Universities.
Intellectual Property
Our success will depend to a significant extent on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret and trademark protection and operate without infringing the proprietary rights of other parties.
ZX008
As of December 31, 2017, we have rights to 4 issued U.S. patents. These patents, entitled “Method for the Treatment of Dravet Syndrome,” cover claims related to a method for adjunctive treatment of seizures associated with Dravet syndrome with ZX008 and are expected to provide protection of the associated claims through 2033. There are currently 21 pending U.S. patent applications (which includes nine provisional applications); and 33 pending foreign applications (which includes one allowed European application and five Patent Cooperation Treaty applications) in the ZX008 series of patent cases. Our pending patent applications may not result in the issuance of any additional patents.
Government Regulation

FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FFDCA, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.
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

•	submission, review and approval to the FDA of an NDA; and

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements.

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

In some cases, the FDA may condition the approval of the NDA on the sponsor’s agreement to conduct additional pre-clinical and clinical studies to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval studies are typically referred to as Post-Marketing or Phase 4 studies.
The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing, and controls (“CMC”) and proposed labeling, among other things. For some drugs, the FDA may determine that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug, and may require submission of a REMS as a condition of approval. The submission of an NDA is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth substantive review.
During the FDA’s review of an NDA the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, and if applicable, quality system regulation (“QSR”) requirements (for medical device components), and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
Once the FDA’s NDA review process is substantially complete, it may issue an approval letter, or it may issue a complete response letter (“CRL”) to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and associated FDA regulations, which governs the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs. With the enactment of the Drug Quality and Security Act in November 2013, drug manufacturers will also be subject to requirements for identifying and tracking prescription drugs as they are distributed in the United States. The requirements of this law will be phased in over a ten-year period, including requirements for unique product identifiers and provision of product handling information to the FDA.
The FDA may require post-approval studies and clinical trials if the FDA finds they are appropriate based on available data, including information regarding related drugs. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. The FDA also has the authority to require a REMS to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary for a new drug, the drug sponsor must submit a proposed REMS as part of its NDA prior to approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations and other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy, at a minimum, at 18 months, three years, and seven years after the strategy’s approval.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. Orphan drug designation must be requested before submitting an NDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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
ZX008 has received orphan drug designation in the United States and the EU for ZX008 in the treatment of Dravet syndrome and LGS. We may seek orphan drug designation for ZX008 for a different indication, or other product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain orphan drug designation or approval for any product candidate, or that we will be able to secure orphan drug exclusivity if we do obtain approval.
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
DEA Regulation
The Controlled Substances Act of 1970 (“CSA”) establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.
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
Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $11,181 to $22,363 for each separate false claim. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price and improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label). In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.
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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, and any ownership or investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (and up to an aggregate of $1.1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers are required to report such data to the government by the 90th day of each calendar year.
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
Changes in third-party payor coverage and reimbursement rules can impact our business. For example, the PPACA changes include increased rebates a manufacturer must pay to the Medicaid program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 50% point-of-sale discounts on products covered under Part D. Further, the law imposes a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with health care practitioners. The Bipartisan Budget Act of 2018 increased the point-of-sale discount manufacturers must agree to offer under the Medicare part D coverage gap discount program from 50% to 70%, starting in 2019. PPACA and other healthcare reform measures continue to put pressure on pharmaceutical pricing, as well as increase our regulatory burdens and operating costs.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
Employees
As of December 31, 2017, we employed 68 full-time employees. Of the full-time employees, 43 were engaged in product development, quality assurance and clinical and regulatory activities, 6 were engaged in sales and marketing and 19 were engaged in general and administrative activities (including business and corporate development).
None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize two employer services companies to provide human resource services. These service companies are the employer of record for payroll, benefits, employee relations and other employment-related administration.
Research and Development
We invested $67.4 million, $41.8 million and $27.9 million in research and development in 2017, 2016 and 2015, respectively.
About Zogenix
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix, Inc. on August 28, 2006. Our principal executive offices are located at 5858 Horton Street, Suite 455, Emeryville,

California 94608, and our telephone number is 1-866-ZOGENIX (1-866-964-3649). We conduct our research and development activities and general and administrative functions primarily from our Emeryville, California location.
We formed a wholly-owned subsidiary, Zogenix Europe Limited, in June 2010, a company organized under the laws of England and Wales and which is located in the United Kingdom, and whose principal operations were to support the manufacture of the DosePro technology. Zogenix International Limited is a wholly-owned subsidiary of Zogenix Europe Limited which was acquired in October 2014.
Financial Information about Segments
We manage our business as one segment which includes all activities related to the development and commercialization of pharmaceutical products. For financial information related to our one segment, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Annual Report on 10-K.
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
Risks Related to Our Business and Industry
Our success depends substantially on our only product candidate in development, ZX008. We cannot be certain that ZX008 or our product candidates will receive regulatory approval or be successfully commercialized.
We have only one product candidate in clinical development, and our business depends substantially on its successful development and commercialization. We currently have no drug products approved for sale, and we may not be able to develop marketable drug products in the future. Following the termination of the development and license agreement with Durect Corporation in August 2017, our sole product candidate in clinical development is ZX008. ZX008 and our product candidates will require additional clinical and pre-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals. Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approval of ZX008 or our product candidates, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of ZX008 and would have a material and adverse impact on our business.
Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.
Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for ZX008 or our product candidates, which could prevent or significantly delay their regulatory approval.
ZX008 and our product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of ZX008 or our product candidates, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate in question is safe and effective, and similar regulatory approvals would be necessary to commercialize our product candidates in other countries. Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.
A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If ZX008 is not shown to be safe and effective in clinical trials, the programs could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non‑U.S. regulatory authorities.
The results from the prior clinical trials of ZX008 discussed elsewhere in this report may not necessarily be predictive of the results of future clinical trials or preclinical studies. Even if we are able to complete our planned clinical trials of ZX008 according to our current development timeline, the results from our prior clinical trials of ZX008 may not be replicated in these future trials. Clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in prior clinical trials nonetheless have failed to obtain FDA approval. If we fail to produce positive results in our clinical trials of ZX008, the development timeline and regulatory approval and commercialization prospects for ZX008 and our business and financial prospects, would be adversely affected.

Further, ZX008 may not be approved even if it achieves its primary endpoint in our ongoing Phase 3 clinical trials. The FDA or non‑U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post‑marketing clinical trials.
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
Delays in the commencement or completion of clinical testing for ZX008 or pre-clinical or clinical testing for our product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.
Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for ZX008 or pre-clinical or clinical testing for our product candidates could significantly affect our product development costs and business plan.
Our Phase 3 program for ZX008 includes three randomized, double-blind placebo-controlled clinical trials of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome and one randomized, double-blind placebo-controlled clinical trial of ZX008 for patients with Lennox-Gastaut Syndrome, or LGS. In September 2017, we announced positive top line data from two identical clinical trials, Study 1501 in the U.S. and Canada and Study 1502 in Europe and Australia, which we collectively refer to as Study 1. Study 1 evaluated two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg) and met its primary efficacy endpoint of reducing convulsive seizures experienced by patients after treatment of ZX008 compared to treatment with a placebo. In December 2017, we reported additional data from Study 1. Study 1504 is evaluating a single dose a ZX008 (0.5 mg/kg/day, up to a maximum daily dose of 20 mg, which has been shown to be equivalent to 0.8mg/kg/day in patients not taking stiripentol), in patients taking stiripentol, valproate and/or clobazam. Study 1504 is a multi-national study commenced in the third quarter 2016 and is being conducted in western Europe and North America. We expect to report top-line results from the trial in the second quarter of 2018. Notwithstanding the aforementioned plans, we may not be able to identify and enroll sufficient number of study participants and interpret results on these time frames, and consequently the completion of our ongoing Phase 3 clinical trials may be delayed.
In November 2017, we enrolled our first patient in our Phase 3 clinical trial of ZX008 as an adjunctive treatment of seizures associated with LGS, Study 1601. Study 1601 is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of ZX008, low-dose fenfluramine, when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. We are targeting a total of 225 patients (75 per treatment arm) in the trial. The primary endpoint of the clinical trial is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose.

Part 2 of Study 1601 will be a 12-month open-label extension to evaluate the long-term safety, tolerability and effectiveness of ZX008.
The completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	obtaining regulatory authorization to commence a clinical trial;

•	reaching agreement on acceptable terms with clinical research organizations, or CROs, clinical investigators and trial sites;

•	manufacturing or obtaining sufficient quantities of a product candidate and placebo for use in clinical trials;

•	obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;

•	identifying, recruiting and training suitable clinical investigators;

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
In addition, if a significant number of patients fail to stay enrolled in any of our current or future clinical trials of ZX008 and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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
Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to the FDA and IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for ZX008 and our product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
Fast Track designation for ZX008 may not lead to a faster development or review process.
We have been granted a Fast Track designation for ZX008 in the United States for the treatment of Dravet syndrome. The Fast Track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. With a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.
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
If approved for the chronic treatment of Dravet syndrome, ZX008 may compete against other products and product candidates. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001. In the United States, stiripentol is not FDA approved and can only be obtained via the FDA’s Personal Importation Policy, or PIP, or under an Expanded Access IND. The FDA’s PIP is intended to make available, through the exercise of enforcement discretion, unapproved drugs used to treat serious medical conditions for which no equivalent treatment exists in the United States, and unapproved drugs used to continue treatment begun in a foreign country. All new patients obtaining stiripentol must have a patient specific IND application submitted to the FDA by the prescribing physician, who is most often an academic pediatric neurologist. The manufacturer of stiripentol, Biocodex, may in the future seek and receive FDA approval for stiripentol for the treatment of Dravet syndrome. Epidiolex®, a cannabinoid drug, is in clinical development for Dravet syndrome and LGS by GW Pharmaceuticals. In March 2016, GW Pharmaceuticals announced positive results from its first Phase 3 clinical trial for Epidiolex for the treatment of Dravet syndrome, and in June and September 2016 announced positive results from its two Phase 3 clinical trials for Epidiolex for the treatment of LGS, with Epidiolex achieving its primary study endpoints in all three trials. GW Pharmaceuticals is currently conducting an additional Phase 3 study in Dravet syndrome and in December 2017 announced data from the second Phase 3 study in Dravet syndrome is expected in the second half of 2018. Also in December 2017, GW Pharmaceuticals announced FDA acceptance of its NDA filing for Epidiolex in the treatment of LGS and Dravet syndrome and that an MAA for Epidiolex in both indications had been filed in Europe. Insys Therapeutics, or Insys, is developing a synthetic cannabidiol, or CBD, for the treatment of pediatric epilepsies, including

Dravet syndrome. Insys previously advanced its synthetic CBD program, which has received orphan drug designation and Fast Track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys initiated Phase 2 development of its CBD product candidate for childhood absence epilepsy in December of 2017, and plans to initiate a Phase 3 trial in infantile spasms, a pediatric epilepsy syndrome, in the first quarter of 2018.
We expect ZX008, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to successfully differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
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
If ZX008 receives regulatory approval but does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of ZX008, if approved by the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Adequate coverage and reimbursement of our approved product by third-party payors will also be critical for commercial success. The degree of market acceptance of any product candidates for which we may receive regulatory approval will depend on a number of factors, including:

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
Our efforts to educate the medical community, U.S. third-party payors and European countries’ health authorities on the benefits of ZX008 or any of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors, pharmacists, patients, and the medical community, we may not generate sufficient revenue from these products to become or remain profitable.
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
Excluding gains from two discrete business divestitures, we have incurred significant net losses from our operations since the company’s inception and have an accumulated deficit of $572.0 million as of December 31, 2017. In 2017, we used $75.9 million of cash in operations. We expect to continue to incur operating losses and negative cash flow from operating activities for at least the next year primarily as a result of costs incurred related to the clinical development of ZX008. Additionally, in the event that ZX008 is approved in the United States or the European Union, or EU, we will owe milestone payments under the Zogenix International Limited Sales and Purchase Agreement for ZX008. Our ability to generate revenues from ZX008 will depend on a number of factors including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, if at all. If we do not generate significant sales from ZX008, our product candidate that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.
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
From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. For example, in October 2014, we completed the acquisition of Brabant, which owns worldwide development and commercialization rights to ZX008, and in October 2016, we completed an asset purchase agreement to acquire the global rights to a preclinical development program for orphan CNS disorders. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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
We are dependent on numerous third parties in our manufacturing supply chain, all of which are currently single source suppliers, for the clinical supply of ZX008, and if we experience problems with any of these suppliers, the development of ZX008 could be delayed.
We outsource all manufacturing and packaging of the clinical trial materials for ZX008 to third parties. ZX008, if approved, would require process validation, for which there can be no assurance of success. We may never be able to establish additional sources of supply for ZX008.
Suppliers are subject to regulatory requirements covering, among other things, testing, quality control and record keeping relating to our product candidate, and are subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions, and increase our costs, while we seek to secure another supplier who meets all regulatory requirements, including obtaining regulatory approval to utilize the new supplier. Accordingly, the loss of any of our current suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.

Reliance on suppliers entails risks to which we would not be subject if we manufactured our product candidate ourselves, including:

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

If our contract manufacturers or suppliers are unable to provide the quantities of our product candidate required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our products, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our product candidates, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully.
If we are unable to attract and retain key personnel, we may not be able to manage our business effectively or develop our product candidates or commercialize our products.
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of December 31, 2017, we employed 68 full-time employees. Of the full-time employees, 43 were engaged in product development, quality assurance and clinical and regulatory activities, 6 were engaged in sales and marketing and 19 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, especially in the San Francisco Bay Area where we operate. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, our ability to implement our business strategy and our ability to maintain effective internal controls for financial reporting and disclosure controls and procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The loss of the services of any members of our senior management team, especially our Chief Executive Officer and President, Stephen J. Farr, Ph.D., could delay or prevent the development and commercialization of ZX008 and our product candidates. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result
Although we have employment agreements with each of our executive officers, these agreements are terminable by them at will at any time with or without notice and, therefore, do not provide any assurance that we will be able to retain their services. We do not maintain “key man” insurance policies on the lives of our senior management team or the lives of any of our other employees. In addition, we have clinical advisors who assist us in formulating our clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours. If we are unable to attract and retain key personnel, our business, results of operations, financial condition and prospects will be adversely affected.
Our business and operations would suffer in the event of system failures.
Despite the implementation of security measures, our internal computer systems and those of our current and our partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have in the past experienced failures in our information systems and computer servers, which may have been the result of a cyber-attack. These failures resulted in an interruption of our normal business operations and required substantial expenditure of financial and administrative resources to remedy. We cannot be sure that similar failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval and post-market study compliance efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed or otherwise adversely affected.
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
We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $20 million per occurrence and annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on approval of ZX008, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Zohydro ER and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
We may never receive regulatory approval or commercialize our product candidate outside of the United States.
We intend to market ZX008 outside of the United States, if approved. For example, ZX008 has received orphan drug designation in the EU, and we completed a Phase 3 clinical trial, which included sites in Europe and Australia, in 2017 to support a European MAA. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks.
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
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.
We use information technology, computer systems and networks to process, transmit and store electronic information in connection with our business activities. Cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, scope and sophistication in every industry. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our data that is stored on their systems. A cyberattack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
Risks Related to Our Financial Position and Capital Requirements
We have never generated net income from operations or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.
We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. In September 2017, our remaining revenue-generating agreement to manufacture and supply Sumavel DosePro to Endo was terminated. We have financed our operations primarily through the proceeds from the issuance of equity securities, the sale of the Sumavel DosePro and Zohydro ER businesses, and debt, and have incurred negative cash flow from operations in each year since our inception. For the years ended December 31, 2017, 2016 and 2015, we incurred net (loss) income of $(126.8) million, $(69.7) million and $26.1 million, respectively, and our cash used in operating activities was $75.9 million, $72.9 million and

$64.6 million, respectively. As of December 31, 2017, we had an accumulated deficit of $572.0 million. The losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital.
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
We will require additional funding in the future to carry out our plan of operations and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs or future commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. We will require additional capital in the future to fund our operations, including:

•	further development of our product candidates to support potential regulatory approval; and

•	commercialize any of our product candidates, or any products or product candidates that we may develop, in-license or otherwise acquire, if any such product candidates receive regulatory approval.
In addition, our estimates of the amount of cash necessary to fund our business and development activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other product development programs for our product candidates and any future product candidates that we may develop, in-license or acquire;

•	the timing of regulatory approval for any of our product candidates and the commercial success of any approved products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;

•	the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;

•	the effect of competing technological and market developments; and

•
the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish, including our ability to secure a global strategic development and commercialization partner for ZX008.

Until we can generate a sufficient amount of product revenue and cash flow from operations and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt financings, receivables financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unsuccessful in raising additional funds when needed, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.
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
We may need to raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. For example, we currently have an at-the-market sales agreement with Cantor Fitzgerald & Co (“Cantor”) for the offer and sale of up to $75.0 million of shares of our common stock from time to time. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities.
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
We may be unable to benefit from favorable U.K. tax legislation.
As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium-sized companies, whereby we are able to surrender operating losses that arise from our qualifying research and development activities for a payable tax credit of up to 33.35% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. Certain subcontracted qualifying research expenditures are eligible for a cash rebate of up to 21.67%. The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim research and development tax credits (R&D tax credits) in the future as we increase our personnel and expand our business because we may no longer qualify as an SME (small or medium-sized enterprise).
Our ability to utilize our net operating loss and research and development income tax credit carryforwards may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards, and certain other attributes (such as any future carryovers resulting from any business interest deductions that are disallowed under the recently-enacted U.S. tax legislation) (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the IRC, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. We performed an additional IRC Section 382 and 383 analysis upon the issuance of common stock in our follow-on public offering in September 2011, and together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, resulted in an additional ownership change. We had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change. We are in the process of analyzing if an ownership change occurred during 2017. As a result of these ownership changes, our ability to use our then existing tax attributes to offset future taxable income, if any, was limited. Any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
Recently-enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-

owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.
While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.
Risks Related to Government Regulation
ZX008 and any of our product candidates are subject to extensive regulation, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.
We currently are developing ZX008 for the treatment of seizures associated with Dravet syndrome and LGS. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market ZX008 or any of our product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.
Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA is subject to a two-tiered system of review times for new drugs: standard review and priority review. For drugs that do not contain a new molecular entity, such as ZX008, a standard review means the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The review process and the PDUFA target action date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. The FDA’s review goals are subject to change, and the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted to the FDA around the same time period.
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
Our lead product candidate ZX008 and other product candidates, may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may also be contingent on a risk evaluation and mitigation strategy, or REMS program, which can limit the labeling and distribution of a drug product.
ZX008 and any of our product candidates may not achieve their specified endpoints in clinical trials.
The safety and effectiveness of ZX008 has been evaluated in a single, continuing, long-term, open-label, study in patients with Dravet syndrome in Belgium. In January 2016, we initiated a Phase 3 clinical trial in North America for ZX008 as an adjunctive treatment of seizures in children with Dravet syndrome. This followed FDA acceptance of our IND application for ZX008 in December 2015.
If we are unable to obtain regulatory approval for ZX008 or any of our product candidates on the timeline we anticipate, we may not be able to execute our business strategy effectively and our ability to generate revenues may be limited.
We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for ZX008.
We have obtained orphan drug designation for ZX008 in the United States and Europe for both the treatment of Dravet syndrome and LGS. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States or, if it affects more than 200,000 people, there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales in the United States. In the EU, a drug may receive orphan designation if the prevalence of the condition in the EU is of no more than five in 10,000 or it if is unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development. Orphan drug designation in the United States confers certain benefits, including tax incentives and waiver of the applicable application fee upon submission of the product for approval in the rare disease or condition. In the EU, sponsors who obtain orphan designation benefit from a number of incentives, including protocol assistance and fee reductions.
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

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For example, in December 2016, the 21st Century Cures Act was signed into law, which is intended, among other things, to modernize the regulation of drugs and biologics and to spur innovation. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our drugs, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
In addition, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
ZX008 may cause undesirable side effects or have other unexpected properties that could delay or prevent approval or result in post-approval regulatory action.
If we or others identify undesirable side effects, or other previously unknown problems, caused by ZX008 or any of our other product candidates with the same or related active ingredients, during development or after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, will be increased to 70%, starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace repealed elements of the PPACA. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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
Our commercial success depends in large part on obtaining and maintaining patent, trademark and trade secret protection of our product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.
We in-licensed certain data from a continuing, long-term, open-label study in 15 Dravet syndrome patients, as well as certain intellectual property related to fenfluramine for the treatment of Dravet syndrome from the Universities of Antwerp and Leuven in Belgium, or the Universities.
Prior to receiving rights to 4 U.S. patents in 2017, we did not own or control any issued patents covering ZX008 or its use. There is no guarantee that any of our pending applications will issue as patents. The patents covering the active pharmaceutical ingredient, or API, in ZX008 have expired and therefore it is not subject to patent protection. The initial applications covering methods of treatment using ZX008 were licensed by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the matter might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling the matter may not have been completely familiar with U.S. patent law or the patent law in various countries, possibly resulting in inadequate disclosure and/or filing of applications at times which do not meet appropriate priority requirements. The named inventors on the pending applications and others involved in the protection of the intellectual property related to ZX008 did not and may still not have sufficient knowledge relating to preferred procedures related to the protection of intellectual property. They published papers which adversely affected our rights. Although they have been advised with respect to procedures going forward, we cannot directly control their actions. All of these factors and others could result in the inability to obtain the issuance of additional applications in the United States or elsewhere in the world.

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

•	the APIs in ZX008 are, or may soon become, commercially available in generic drug products, and no patent protection will be available without regard to formulation or method of use;

•
we or our licensors, as the case may be, may not be able to detect infringement against our patents or in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that our owned or in-licensed U.S. patents are not Orange-Book eligible;

•	it is possible that there are dominating patents to ZX008 of which we are not aware;

•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our system or products or our system of product candidates;

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
Our existing license with the Universities impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidate and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to ZX008. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technology or methods.
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
If a third-party’s patent was found to cover our product candidate, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.
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
Periodic maintenance fees on our owned and in-licensed patents are due to be paid to the USPTO in several stages over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us or our licensors. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our in-licensor to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2017, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $7.70 to a high sale price of $43.35. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:

•	FDA or international regulatory actions and whether and when we receive regulatory approval for ZX008;

•	the development status of ZX008, including the results from our clinical trials;

•
variations in the level of expenses related to ZX008 clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the success and costs of our ZX008 development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of development and/or regulatory expenses related to ZX008 development programs;

•	results of clinical trials for ZX008;

•	any intellectual property infringement lawsuit in which we may become involved;

•	the level of underlying demand for any of our product candidates that may receive regulatory approval;

•	our ability to control production spending and underutilization of production capacity;

•	those of our competitors; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2017, we had research coverage by only 5 securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2017, we had 34,807,509 shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
Our common stock has been traded on the Nasdaq Global Market since November 23, 2010 under the symbol “ZGNX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock as reported by the Nasdaq Global Market during each quarter of the two most recent years:

	High	Low
2017
Fourth Quarter	$43.35	$32.40
Third Quarter	$37.55	$10.05
Second Quarter	$15.40	$10.20
First Quarter	$13.40	$7.70
2016
Fourth Quarter	$13.70	$7.50
Third Quarter	$11.59	$7.74
Second Quarter	$11.98	$7.33
First Quarter	$14.60	$7.90
Holders of Common Stock
According to the records of our transfer agent, there were 11 holders of record of our common stock on February 28, 2018. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock over the five year period ended December 31, 2017 to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2012, and that all dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock.
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
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes certain of our selected financial data. The selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 should be read in conjunction with the audited financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information presented elsewhere in this Form 10-K. The selected statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from audited financial statements not included herein.
Our historical results for any prior period do not necessarily indicate our results to be expected for any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data
Revenue:
Contract manufacturing revenue (1)	$9,821	$28,525	$24,369	$15,392	$—
Net product revenue	—	—	—	9,840	31,699
Service and other product revenue	—	325	2,813	3,715	1,313
Total revenue	9,821	28,850	27,182	28,947	33,012
Operating expenses:
Cost of contract manufacturing (1)	10,729	22,173	22,356	14,342	—
Cost of goods sold	—	—	—	5,263	21,241
Royalty expense	—	295	345	591	1,242
Research and development	67,449	41,840	27,860	11,893	8,372
Selling, general and administrative	25,885	26,996	26,347	34,639	46,218
Loss on contract termination	478	—	—	—	—
Change in fair value of contingent consideration (2)	24,100	1,800	(2,000)	—	—
Restructuring costs	—	—	—	—	876
Asset impairment charges (3)	1,116	8,431	—	838	—
Net gain on sale of business	—	—	—	(79,980)	—
Total operating expenses (income)	129,757	101,535	74,908	(12,414)	77,949
(Loss) income from operations	(119,936)	(72,685)	(47,726)	41,361	(44,937)
Other income (expense):
Interest expense, net	(1,554)	(2,382)	(2,959)	(3,070)	(6,592)
Loss on sale of marketable securities (4)	—	—	(5,746)	—	—
Loss on extinguishment of debt(5)	(4,876)	—	—	(1,254)	—
Change in fair value of common stock warrant liabilities (6)	297	5,387	(1,103)	25,332	(21,927)
Change in fair value of embedded derivatives	—	—	—	(14)	759
Other income (expense)	47	46	(71)	(784)	96
Total other (expense) income	(6,086)	3,051	(9,879)	20,210	(27,664)
(Loss) income from continuing operations before income taxes	(126,022)	(69,634)	(57,605)	61,571	(72,601)
Income tax benefit (expense) (7)	—	948	15,901	(84)	—
Net (loss) income from continuing operations	$(126,022)	$(68,686)	$(41,704)	$61,487	$(72,601)
Net (loss) income from discontinued operations	(795)	(1,021)	67,848	(52,900)	(8,255)
Net (loss) income	$(126,817)	$(69,707)	$26,144	$8,587	$(80,856)
Net (loss) income per share, continuing operations, basic(8)	$(4.62)	$(2.77)	$(1.94)	$3.45	$(5.35)
Net (loss) income per share, continuing operations, diluted(8)	$(4.62)	$(2.77)	$(1.94)	$3.44	$(5.35)

(1)	Amounts relate to the Endo Supply agreement, which was terminated in September 2017. See Note 6 to our consolidated financial statements included in this Form 10-K.

(2)
Reflects changes in the estimated fair value of the contingent consideration liability related to potential regulatory and sales-based milestone payments. See Notes 2 and 3 to our consolidated financial statements included in this Form 10-K.

(3)	Includes the impairment of long-lived assets used in the production of Sumavel DosePro in 2016 and 2017. See Note 6 to our consolidated financial statements included in this Form 10-K.

(4)
Represents loss on sale of marketable securities which was received as part of the sales consideration for divesting Zohydro ER business. See Note 5 to our consolidated financial statements included in this Form 10-K.

(5)	Reflects loss on extinguishment of the a term loan and a working capital advance note payable in 2017 and the early termination of a financing agreement with Healthcare Royalty Partners in 2014.

(6)	Reflects changes in the estimated fair value of common stock warrant liabilities. See Note 2 to our consolidated financial statements included in this Form 10-K.

(7)	Tax benefit in 2015 was related to the sale of Zohydro ER.

(8)
See Note 2 to our consolidated financial statements included in this Form 10-K for a discussion of the calculation methodology of net (loss) income per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$293,503	$91,551	$155,349	$42,205	$72,021
Working capital	283,720	99,604	154,517	33,741	34,981
Total assets	417,613	231,505	305,822	202,835	108,288
Long-term debt, less current portion	—	18,824	15,899	21,703	28,802
Accumulated deficit	(572,040)	(445,223)	(375,516)	(401,660)	(410,247)
Total stockholders’ equity	301,521	120,756	182,760	55,279	18,426

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

Overview
We are a pharmaceutical company developing and commercializing innovative central nervous system (“CNS”) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. Our current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders.
We currently own and control worldwide development and commercialization rights to ZX008, our lead Phase 3 product candidate. ZX008 is low-dose fenfluramine for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome (“LGS”).
We initiated our Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind, placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1.” In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for the 119 patients included in the Study 1 Phase 3 trial. The Study 1 trial met its primary objective of demonstrating that ZX008, at a dose of 0.8 mg/kg/day, is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). In the trial, ZX008 at a dose of 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day ZX008 dose versus placebo also demonstrated statistically significant improvement compared with placebo. ZX008 was generally well tolerated without any signs or symptoms of valvulopathy or pulmonary hypertension.
In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of ZX008 when co-administered with the stiripentol regimen (stiripentol, valproate and clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504, a two-arm study that compares ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which currently includes sites in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. Study 1504 is targeted to enroll approximately 40 patients per treatment group. In January 2018, we completed enrollment of this study and expect to report top-line results from the trial in the second quarter of 2018. We believe we are on track to submit applications for regulatory approvals for ZX008 in the United States and Europe in the fourth quarter of 2018.
Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of ZX008 as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the American Epilepsy Society. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, ZX008 was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an investigational new drug, or IND, application to the FDA to initiate a Phase 3 program of ZX008 in LGS, which became effective in April 2017. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of ZX008 as an adjunctive treatment for seizures in patients with LGS (Study 1601) with the enrollment of the first patient into the study. In the first half of 2017, ZX008 received orphan drug designation for the treatment of LGS from the FDA in the United States and the European Medicines Agency (the “EMA”) in the EU.
Sale of Sumavel DosePro Business and Termination of the Contract Manufacturing Supply Agreement
In May 2014, we sold our Sumavel DosePro (sumatriptan injection) Needle-free Delivery System business to affiliates of Endo International plc, or Endo. In connection with the sale, we entered into a supply agreement to manufacture and supply Sumavel DosePro to Endo (the “Endo Supply Agreement”). Under this agreement, we provided contract manufacturing services and supplied Sumavel DosePro to Endo through April 2017. In September 2017, the Endo Supply Agreement was terminated and we also terminated our relationships with third party suppliers and manufacturers related to Sumavel DosePro.
Sale of Zohydro ER Business
In May 2015, we sold our Zohydro ER business to enable us to focus on development of our rare CNS product candidates and to enhance our financial strength. Zohydro ER (hydrocodone bitartrate) is an extended-release capsule oral formulation of hydrocodone without acetaminophen.
Relday™ Development and License Agreement Termination
In July 2011, we entered into a development and license agreement with Durect Corporation, or Durect, under which we were granted an exclusive worldwide development and commercialization license to intellectual property related to Relday. Relday was an investigational, proprietary, long-acting formulation of risperidone, an atypical anti-psychotic agent.
On August 1, 2017, we and Durect entered into an agreement to terminate the development and license agreement related to Relday. We have no further obligations to make any potential future milestone payments with respect to Relday. In addition, the termination agreement does not provide us with any future royalty entitlements.
The termination agreements with Durect and Endo related to Relday and Sumavel DosePro, respectively, will enable us to focus our resources on the development of ZX008, our lead product candidate and we no longer have a source of recurring revenue.
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
Revenue Recognition
We historically generated revenue from contract manufacturing, service fees earned on collaborative arrangements and product revenue related to Sumavel DosePro prior to the sale of the business in May 2014. Until April 2017, we generated revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Revenue was recognized when (i) persuasive evidence of an arrangement existed, (ii) delivery had occurred and title had passed, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured. Revenue from sales transactions where the buyer has the right to return the product was recognized at the time of sale only if (a) our price to the buyer was substantially fixed or determinable at the date of sale, (b) the buyer had paid us, or the buyer was obligated to pay us and the obligation was not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale had economic substance apart from that provided by us, (e) we did not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns could be reasonably estimated. We deferred recognition of revenue on product shipments of Zohydro ER until the right of return lapsed, as we were not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.

Revenue arrangements with multiple elements were divided into separate units of accounting if certain criteria was met, including whether the delivered element had stand-alone value to the customer. The consideration received was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The application of the multiple element guidance requires subjective determinations, and required us to make judgments about the individual deliverables and whether such deliverables were separable from the other aspects of the contractual relationship. Deliverables were considered separate units of accounting provided that: (1) the delivered item(s) had value to the customer on a stand-alone basis and (2) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially in our control. In determining the units of accounting, we evaluated certain criteria, including whether the deliverables have stand-alone value, based on the consideration of the relevant facts and circumstances for each arrangement. In addition, we considered whether the buyer could use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable was dependent on the undelivered item(s), and whether there were other vendors that could provide the undelivered element(s).
Arrangement consideration that is fixed or determinable was allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria, as described above, was applied to each of the separate units of accounting in determining the appropriate period or pattern of recognition. We determined the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or management’s best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we considered applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.
Contract Manufacturing Revenue
We recorded deferred revenue when we received payments in advance of the delivery of products or the performance of services. As part of the sale of our Sumavel DosePro business in May 2014 to Endo, we allocated a portion of the total consideration received as payments in advance of the delivery of product under the Endo Supply Agreement that was concurrently entered into with the asset sale. We initially recorded $9.1 million of deferred revenue, which was being recognized as contract manufacturing revenue when earned on a “proportional performance” basis as product was delivered. As a result, a portion of our contract manufacturing revenue reported included deferred revenue from this transaction being recognized when earned.
Under the proportional performance method, revenue recognition is based on products delivered to date relative to the total expected products to be delivered over the performance period as this is considered to be representative of the delivery of service under the arrangement. Management exercises judgment to estimate the total expected products to be delivered under the Endo Supply Agreement and actual results may differ from these estimates. The performance period under the Endo Supply Agreement was initially estimated to be 8 years, the minimum contractual term under the agreement. Changes in estimates of total expected products to be delivered or service obligation time period were accounted for prospectively as a change in estimate. In the fourth quarter of 2016, as a result of Endo’s intent to terminate the supply agreement by the first half of 2017, we revised our estimates of total expected products to be delivered under the arrangement and recognized revenue for the inception-to-date effect of the change in estimate. The effect of this change in estimate resulted in an increase to 2016 revenue by $4.9 million. All remaining deferred revenue related to the Endo Supply Agreement was recognized in 2017.
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
Contingent Consideration Liabilities Resulting from a Business Combination
In conjunction with our business combination we have recorded contingent consideration liabilities payable upon the achievement of specified development, regulatory approval or sales-based milestone events. The contingent consideration liabilities are measured at their respective fair values as of the acquisition date. The models used in valuing the contingent consideration liabilities are based on significant unobservable inputs, including but not limited to:

•	estimates of revenues related to the products or product candidates;

•	the probability of success for unapproved product candidates considering their stages of development;

•	the time to complete the development and approval of product candidates;

•
the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals;

•	risks related to the viability of and potential alternative treatments in any future target markets; and

•	risk adjusted discount rates.
We revalue contingent consideration obligations each quarter following the acquisition and record increases or decreases in fair value within the change in fair value of contingent consideration line item in our consolidated statements of operations.
Increases or decreases in the fair value of our contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues, changes in time periods to attain events or revenue targets, or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.
We believe the fair values used to record contingent consideration liabilities incurred in connection with the business combination are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.
Goodwill and Indefinite-Lived Intangible Assets
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
Goodwill
We determined that we have only one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not that the fair value goodwill is less than its carrying amount (the qualitative impairment test). Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in the Company's share price. If we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elect not to use the qualitative impairment test, a quantitative impairment test is performed using a two-step process. The first step of the goodwill qualitative impairment assessment compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. We use our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. Should our market capitalization be less than our total stockholder's equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of our reporting unit is greater than our carrying amount. If we were to use an income approach, we would establish a fair value by estimating the present value of our projected future cash flows expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenues, gross margins and operating costs, along with considering any implied control premium. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. In 2017, we elected to bypass the qualitative goodwill impairment assessment. As of October 1, 2017, we have determined through a quantitative impairment test that the fair value significantly exceeded the carrying value of our single reporting unit, and concluded that goodwill was not impaired. We did not recognize any goodwill impairment in any of the years presented.

Indefinite-Lived Intangible Asset
Our indefinite-lived intangible asset consists of in-process research and development (“IPR&D”) acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we perform a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated in-process research and development intangible asset
In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not that the fair value of our IPR&D asset is less than its carrying amount (the qualitative impairment test). If we conclude that is the case, or elect not to use qualitative impairment test, we would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).
In performing the qualitative impairment test, the Company considers the results of the most recent quantitative impairment test and identifies the most relevant divers of the fair value for the IPR&D asset. The most relevant drivers of fair value we have identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers, we identify events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weigh these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more likely than not that the IPR&D asset is impaired we proceed with quantitatively determining the fair value of the IPR&D asset.
We use the income approach to determine the fair value of our IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes significant assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the number of patients who will be diagnosed and treated and our competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on our consolidated balance sheet.
For 2017, we performed a qualitative test and concluded that it is more-likely-than-not that the fair value of our IPR&D asset exceeded the carrying value and no further testing was required. We did not recognize any IPR&D impairment in any of the years presented.
For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date if they have no alternative future uses.
Impairment of Long-Lived Assets
We evaluate long-lived assets periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value.
In the fourth quarter of 2016, Endo informed us of their decision to discontinue Sumavel DosePro and we commenced the wind down of our manufacturing operations related to the supply of Sumavel DosePro to Endo (see Note 6). As a result, we performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro in the fourth quarter of 2016. Based on this analysis, we recognized an impairment charge for long-lived assets of $6.4 million. In the first quarter of 2017, we recorded an additional asset impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro. There was no impairment to our long-lived assets in 2015.
Discontinued Operations
In April 2015, we sold the Zohydro ER business. As a result of this sale, our Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5 to the consolidated financial statements, Sale of Zohydro ER business, for additional information on the divestiture.

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
Our expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations, or CROs. Payments under some of the contracts we have with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long term classification based on when they will be realized.
Stock-Based Compensation
For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period. For stock awards which have a performance component, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance objective becomes probable. We assess the probability of the performance objectives being met on a continuous basis.
We use a Black-Scholes option-pricing model to determine the fair value of our stock options. This fair value determined using this model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include the expected stock price volatility over the expected term of the option, the expected term of the option and the risk-free interest rate associated with the expected term of the option. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). We have historically estimated expected volatility based on our own historical volatility supplemented by a review of historical volatilities of industry peers. As sufficient trading history now exists for our common stock, we began estimating expected volatility using only our own historical stock prices in 2017. If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
On January 1, 2017, we adopted the Financial Accounting Standards Board's (“FASB”) ASU 2016-09, Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur. The impact of this change in accounting policy was determined to be insignificant and resulted in no cumulative-effect change to our retained earnings.
We expect to continue to grant stock options and awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.
Income Taxes
We account for income taxes under the asset and liability method of accounting. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination.
Significant judgment is required in determining the accounting for income taxes. In the ordinary course of business, many transactions and calculations arise where the ultimate tax outcome is uncertain. Our judgments, assumptions and estimates relative to the accounting for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from our assumptions and estimates used when determining the accounting for income taxes. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which significantly revises the Internal Revenue Code of 1986, as amended, or the IRC. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We are currently analyzing the impact of the various provisions of the 2017 Tax Act. The ultimate impact may differ from the provisional amounts recorded. We expect to complete our analysis within the measurement period in accordance with SAB 118.
Results of Operations
Comparison of Years Ended December 31, 2017, 2016 and 2015
Revenue

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Contract manufacturing revenue	$9,821	$28,525	$24,369	$(18,704)	(66)%	$4,156	17%
Service and other product revenue	—	325	2,813	(325)	(100)%	(2,488)	(88)%
Total revenue	$9,821	$28,850	$27,182	$(19,029)	(66)%	$1,668	6%
Upon termination of the Endo Supply Agreement in September 2017, we are now focused on the development of ZX008, our lead product candidate, and we no longer have a source of recurring revenue.
The decrease in contract manufacturing revenue in 2017 as compared to 2016 was due to the termination of the Endo Supply Agreement in 2017. The increase in contract manufacturing revenue in 2016 as compared to 2015 was primarily due to a change in estimate in the performance period under the proportional performance method. As a result of the impending termination of our contract manufacturing supply agreement with Endo, the performance period and the total expected products to be delivered under the arrangement were revised, which resulted in an increase to 2016 revenue by $4.9 million.
Service and other product revenue in 2015 consisted primarily of co-promotion fees earned for our Migranal ® Nasal Spray sales efforts under our agreement with Valeant Pharmaceuticals North America LLC until it was terminated in June 2015, as well as adjustments to our return reserve for sales of Sumavel DosePro prior to our divestiture in May 2014.
Cost of Contract Manufacturing

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Cost of contract manufacturing	$10,729	$22,173	$22,356	$(11,444)	(52)%	$(183)	(1)%
Cost of contract manufacturing consisted primarily of materials, third-party manufacturing costs, freight in and indirect personnel and other overhead costs associated with Sumavel DosePro based on units sold to Endo, as well as the effect of changes in reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. It represents the cost of units recognized as contract manufacturing revenues in the period and the impact of underutilized production capacity and other manufacturing variances. The decrease in cost of manufacturing in 2017 as compared to 2016 corresponded to the decrease in revenue in 2017 as compared to 2016. Cost of manufacturing in 2017 included a $2.2 million inventory write-down in the second quarter of 2017 to reflect its current net realizable value. Cost of contract manufacturing in 2016 was flat compared to 2015 while the corresponding contract manufacturing revenue increased. This was attributable to a change in estimate under the proportional performance method of revenue recognition related to deferred revenue, which had no impact to cost of contract manufacturing.
Royalty Expense

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Royalty expense	$—	$295	$345	$(295)	(100)%	$(50)	(14)%
Prior to our divestiture of the Sumavel DosePro business in May 2014, we incurred royalty expense on product sales of Sumavel DosePro, either by us or one of our licensees. Royalty expense incurred subsequent to our divestiture represent the amortization of a royalty prepayment over the contractual term to supply Sumavel DosePro to Endo. In the fourth quarter of 2016, approximately $2.0 million of unamortized prepaid royalties were written off as a result of the impending termination of our supply agreement and were included in impairment charges within operating expenses in the consolidated statements of operations.
Research and Development Expenses

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Research and development	$67,449	$41,840	$27,860	$25,609	61%	$13,980	50%
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
The table below sets forth information regarding our research and development costs for our major development programs.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Research and development expenses:
ZX008	$47,819	$29,133	$10,782
Relday (1)	40	439	9,625
Other (2)	19,590	12,268	7,453
Total	$67,449	$41,840	$27,860

(1)	In August 2017, we and Durect entered into an agreement to terminate the development and license agreement related to Relday.

(2)	Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis.
The increase in ZX008 expense in 2017 as compared to 2016 was attributable to the progression and expansion of our clinical trial activities related to our Phase 3 development program of ZX008 in Dravet syndrome. The increase in ZX008 expense in 2016 as compared to 2015 was primarily attributable to increased development activities related to our Phase 3 clinical trials in Dravet syndrome and funding of an open-label dose-ranging investigator-initiated study in patients with LGS. In addition, 2016 research and development expense included a $1.5 million asset acquisition for a project that had not yet reached technological feasibility, was deemed to have no alternative use, and was immediately expensed.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis.
We anticipate research and development expenses in 2018 to increase over our 2017 levels as we continue to further develop Phase 3 studies of ZX008 in Dravet syndrome and continue the planned clinical development activities with respect to our Phase 3 clinical trial of ZX008 in LGS for which we enrolled our first patient into the study in November 2017.
Selling, General and Administrative Expenses

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Selling expense	$4,762	$6,002	$3,935	$(1,240)	(21)%	$2,067	53%
General and administrative expense	21,123	20,994	22,412	129	1%	(1,418)	(6)%
Total	$25,885	$26,996	$26,347	$(1,111)	(4)%	$649	2%
Selling expense consists primarily of salaries and benefits of marketing personnel, marketing and advertising costs, service fees under our co-promotion agreement and product sample costs. The decrease in selling expense in 2017 as compared to 2016 reflected lower spend on market research activities related to ZX008. The increase in selling expense in 2016 as compared to 2015 resulted from our increased spend on marketing infrastructure, marketing research and participation in industry conferences raising awareness of our lead product candidate ZX008 and its potential to treat LGS.
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include professional fees for legal, public relations, patent protection, tax and accounting services.
General and administrative expense remained flat in 2017 as compared to 2016. The decrease in general and administrative expense in 2016 as compared to 2015 was primarily attributable to lower personnel-related expense due to reduced headcount.
Change in Fair Value of Contingent Consideration and Asset Impairment Charges

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Change in fair value of contingent consideration	$24,100	$1,800	(2,000)	$22,300	1,239%	$3,800	190%
Asset impairment charges	$1,116	$8,431	—	$(7,315)	(87)%	$8,431	100%
The contingent consideration liability resulted from our acquisition of Zogenix International Limited in October 2014 where we agreed to pay additional consideration if certain future regulatory and commercial milestones are met for ZX008. The increase in the fair value of the contingent consideration payable in 2017 as compared to 2016 was attributable to a change in the estimated probabilities of achieving the developmental and sales-based milestones to reflect our recently announced positive top-line results from our Phase 3 clinical trial in Dravet syndrome (Study 1) in September 2017, and the initiation of our Phase 3 clinical trial in LGS in November 2017.
Asset impairment charges incurred in 2017 and 2016 were primarily associated with long-lived assets used in the production of Sumavel DosePro due to Endo’s intention to discontinue Sumavel DosePro and associated termination of the Endo Supply Agreement (See Note 6 to the consolidated financial statements).

Other income (expense)

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change

Interest income	$1,090	$443	$101	$647	146%	$342	339%
Interest expense	$(2,644)	$(2,825)	$(3,060)	$181	(6)%	$235	(8)%
Loss on sale of marketable securities	$—	$—	$(5,746)	$—	—%	$5,746	(100)%
Loss on extinguishment of debt	$(4,876)	$—	$—	$(4,876)	(100)%	$—	—%
Change in fair value of warrant liabilities	$297	$5,387	$(1,103)	$(5,090)	(94)%	$6,490	588%
Other income (expense)	$47	$46	$(71)	$1	2%	$117	165%
Total other income (expense)	$(6,086)	$3,051	$(9,879)	$(9,137)	(150)%	$12,930	131%
Interest Income
Interest income increased in 2017 as compared to 2016 and was attributable to interest earned from higher average cash and cash equivalents balances resulting from our capital raising activities. Interest income increased in 2016 as compared to 2015 and was attributable to interest earned from higher average cash and cash equivalents balances resulting from proceeds received for our Zohydro business divestiture in April 2015 and our common stock offering in August 2015.
Interest Expense
Interest expense incurred in 2017 and 2016 were primarily attributable to our term debt and amortization of imputed interest on our interest-free working capital advance from Endo. In 2017, we settled fully the balance of the working capital advance note payable to Endo in September 2017 and repaid in full borrowings (the “Term Loan”) under a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”) in December 2017. In 2016, we refinanced our term debt and extended its maturity from its original maturity date of December 1, 2018 to July 1, 2020. In 2015, interest expense incurred was attributable to our term debt, working capital advance from Endo, as well as our revolving line of credit for a portion of the year.
Loss on sale of marketable securities
In 2015, we incurred a loss on sale of marketable securities, which we received as part of the sales consideration related to the divestiture of our Zohydro ER business in 2015.
Loss on Extinguishment of Debt
In connection with the termination of the Endo Supply Agreement in September 2017, the interest-free working capital advance of $7.0 million provided by Endo in May 2014 to support our Sumavel DosePro contract manufacturing operations became due and payable in accordance with its terms and was settled in full. We recognized a non-cash charge upon debt extinguishment of $3.4 million to write off the remaining unamortized debt discount. In December 2017, we used a portion of the proceeds from our October 2017 common stock offering and repaid the entire $20.0 million Term Loan. We recognized a $1.5 million loss on the early extinguishment of debt consisting of a non-cash charge to write off the remaining unamortized debt issuance costs and debt discount associated with the warrant issued at loan origination. We also paid $1.9 million in additional fees for prepayment and termination of the Loan Agreement.
Change in Fair Value of Common Stock Warrant Liabilities
The change in fair value of common stock warrant liabilities resulted from the periodic remeasurement of the estimated fair value (see Note 2 to our consolidated financial statements for additional discussion). The decrease in fair value of common stock warrant liabilities in 2017 as compared to 2016 was due to the expiration of outstanding warrants exercisable for 1,901,918 shares of common stock with an exercise price of $20.00 per share in July 2017. The warrants were issued in connection with a 2012 common stock public offering. As of December 31, 2017, we had outstanding warrants to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share subject to periodic remeasurement. These warrants will expire in July 2021 if not exercised.

UK Research and Development Credits
We carry out extensive research and development activities that may benefit from the UK’s small and medium-sized enterprise (“SME”) research and development tax credit regime, whereby we may either receive an enhanced UK tax deduction on our research and development activities or a refundable cash credit. Where an entity is in a net operating loss position under the SME regime, it can surrender a portion of the losses that arise from its research and development activities in return for a refundable cash credit. These refundable cash credits, which may be received without regard to actual tax liability, are not subject to accounting for income taxes and will be recorded as a component of other income if realized. As of December 31, 2017, we have filed a claim for a refundable cash credit for our 2015 tax year of up to $3.1 million. We have not recorded a receivable for this refundable cash credit at December 31, 2017 as collectability was deemed not probable or reasonably assured.
Other Income (Expense)
Other income (expense) was comprised primarily of foreign currency transaction gains and losses.
Income Taxes

	Year Ended December 31,			2016 to 2017		2015 to 2016
(Dollars in thousands)	2017	2016	2015	$ change	% change	$ change	% change
Income tax benefit	$—	$948	$15,901	$(948)	(100)%	$(14,953)	(94)%
We are required to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. We did not record a provision or benefit for income taxes in 2017 as we incurred a net operating loss. In 2016, we recognized a tax benefit to continuing operations primarily related to the tax rate reductions enacted in the United Kingdom in September 2016 which resulted in a decrease in our deferred tax liability. In 2015, we recognized net income from discontinued operations, and, as a result, we recorded a tax expense of $14.1 million in discontinued operations and a corresponding tax benefit from continuing operations. The remaining tax benefit to continuing operations primarily relates to tax rate reductions enacted in the United Kingdom in November 2015 which resulted in a decrease in our deferred tax liability.
Discontinued Operations
In 2015, we divested our Zohydro ER business. The divestiture qualified for discontinued operations presentation. Accordingly, financial results from our Zohydro ER business in 2015, including the related gain on the transaction, have been included in net income from discontinued operations (see Note 5 to our consolidated financial statements).
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2017, we had available federal, California and foreign net operating loss carryforwards of approximately $254.4 million, $192.6 million and $135.7 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2026 for federal tax purposes and 2016 for state tax purposes. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of approximately $3.3 million and $4.0 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2026. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely.
Under the Tax Act, federal net operating losses arising after December 31, 2017 may be carried forward indefinitely. However, net operating losses arising after December 31, 2017 will be limited to 80% of taxable income. Our net operating losses generated in 2017 and in prior years will not be subject to the limitations under the Tax Act.
Under Section 382 of the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire.
We are in the process of completing an analysis under Internal Revenue Service Code (“IRC”) Sections 382 and 383 to determine if our net operating loss carryforwards and research and development credits are limited due to a change in ownership. As of December 31, 2017, we have experienced at least three ownership changes. The first ownership change occurred in August 2006 upon the issuance of our Series A-1 convertible preferred stock. As a result of this ownership change, we reduced our net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. We determined that we had a second ownership change, as defined by IRC Section 382 and 383, which occurred in September

2011 upon the issuance of stock in our follow-on offering. As a result of this second ownership change, we reduced our federal net operating loss carryforwards as of December 31, 2011 by $121.1 million and research and development income tax credits as of December 31, 2011 by $3.0 million. We also reduced our California net operating loss carryforwards as of December 31, 2011 by $53.3 million as a result of the second ownership change. We had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change.
LIQUIDITY AND CAPITAL RESOURCES
We have experienced significant net losses and negative cash flow from operations since inception. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year primarily as a result of the expenses incurred in connection with the clinical development of ZX008.
Since we commenced operations in 2006, our operations have been financed primarily through equity and debt financings and proceeds from two business divestitures—Sumavel DosePro and Zohydro ER. Excluding gains from business divestitures, we have incurred significant net losses from operations and negative cash flows from operating activities. As of December 31, 2017, we have an accumulated deficit of $572.0 million. In September 2017, our only revenue generating contract was terminated. As a result, we currently do not engage in any revenue-generating activities. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we commercialize ZX008. As of December 31, 2017, we had cash and cash equivalents of $293.5 million.
Sources of Liquidity
In May 2016, we entered into an at-the-market sales agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a registration statement (File No. 333-211265) and a prospectus for the offer and sale of up to $25.0 million of shares of our common stock from time to time. In August and September 2017, we sold a total of 1,550,880 shares of our common stock under the ATM Agreement resulting in net proceeds of approximately $19.4 million, after deducting underwriting discounts and commissions and other offering expenses. In December 2017, we filed a prospectus supplement under our shelf registration statement (File No. 333-220759), for the offer and sale of up to $75.0 million of shares of our common stock from time to time pursuant to the ATM Agreement. Cantor is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds of the sales price of all common stock sold under the ATM Agreement. We and Cantor may each terminate the ATM Agreement at any time upon ten days’ prior notice. To date, we have not sold any shares of common stock under the 2017 prospectus supplement pursuant to the ATM Agreement.
In October 2017, we completed an underwritten public offering of 7.7 million shares of our common stock, which included 1.0 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $37.50 per share. Net proceeds raised from the offering amounted to approximately $271.3 million, after deducting underwriting discounts and commissions and other offering expenses.
A summary of our cash flow activity was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash provided by (used in):
Operating activities	$(75,874)	$(72,880)	$(64,602)
Investing activities	(76)	9,899	85,545
Financing activities	277,902	(817)	92,201
Net increase (decrease) in cash and cash equivalents	$201,952	$(63,798)	$113,144
Operating Activities
Net cash used in operating activities of $75.9 million in 2017 was primarily attributable to a net loss of $126.8 million, offset by non-cash charges of $39.5 million and a net cash inflow from changes in operating assets and liabilities of $11.4 million. Non-cash charges primarily consisted of a $24.1 million change in fair value of contingent consideration, $6.2 million of stock-based compensation, a $4.9 million loss on extinguishment of debt and $3.3 million of inventory write-down and impairment charges for long-lived assets related to our Endo Supply Agreement. The increase in cash provided by operating assets and liabilities was primarily attributable to cash received from Endo for previously delivered product. Certain working capital balances which were net settled by the extinguishment of the working capital advance note payable pursuant to the Endo termination agreement were accounted for as a non-cash activity.
Net cash used in operating activities of $72.9 million in 2016 was primarily attributable to a net loss of $69.7 million, offset by non-cash charges including a $8.4 million impairment charge related to long-lived assets associated with the production of Sumavel DosePro and the write-down of prepaid royalties (see Note 6), $7.4 million of stock based compensation and $1.8 million increase in the fair value of contingent consideration offset by $5.4 million change in fair value of warrant liabilities. The primary use of cash from changes in working capital was attributable to an $11.2 million increase in trade accounts receivable due to the timing of shipments and collections. Other uses of cash in operating activities include personnel-related costs, research and development costs for ZX008, other professional services, including legal and accounting, and increases in our accounts payable and accrued expenses due to the timing of payments. Cash provided by changes in working capital items was primarily attributable to lower inventory purchases of Sumavel DosePro raw materials due to the anticipated wind down of our manufacturing operations related to the supply of Sumavel DosePro to Endo (see Note 6).
Net cash used in operating activities of $64.6 million in 2015 was primarily attributable to the use of cash to fund operating expenses, adjusted for non-cash charges including the $89.5 million pre-tax gain on the sale of our Zohydro ER business, a $5.7 million loss on our sale of marketable securities, recognition of $8.5 million of deferred revenue and $7.7 million in stock-based compensation. Significant working capital uses of cash included personnel-related costs, research and development costs (primarily for ZX008 and Relday), other professional services, including legal and accounting, and reduction of our accounts payable and accrued expense balances totaling $14.4 million, offset by lower accounts receivable balances of $7.5 million.
Investing Activities
Net cash used in investing activities in 2017 was primarily related to purchases of computer equipment.
Net cash provided by investing activities of $9.9 million in 2016 was primarily due to receipt of funds previously held in escrow related to the sale of our Zohydro ER business.
Net cash provided by investing activities of $85.5 million in 2015 was primarily attributable to the proceeds from the sale of our Zohydro ER business.
Financing Activities
Net cash provided by financing activities of $277.9 million in 2017 consisted of net proceeds of $271.3 million and $19.4 million from our common stock offering and common stock sale under an at-the-market sales agreement, respectively, and $9.2 million in proceeds from common stock issuance pursuant to our equity incentive plans, offset by $21.9 million to repay all outstanding principal and debt extinguishment costs under our Term Loan with Oxford and SVB.
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
Future Funding Requirements
Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other product development programs for our product candidates and any future product candidates that we may develop, in-license or acquire;

•	the timing of regulatory approval for any of our product candidates and the commercial success of any approved products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;

•	the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;

•	the effect of competing technological and market developments; and

•
the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish, including our ability to secure a global strategic development and commercialization partner for ZX008.

Until we can generate a sufficient amount of product revenue and cash flow from operations and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt financings, receivables financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unsuccessful in raising additional funds when needed, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern. We also may be required to relinquish, license or otherwise dispose of rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.
Debt Obligations
As of December 31, 2017, we have fully repaid our Term Loan and working capital advance note payable and have no outstanding indebtedness.
Early Extinguishment of Term Loan
In December 2014, we entered into the Loan Agreement with the Lenders, under which we borrowed a $20.0 million Term Loan. In addition, the Loan Agreement provided for a revolving credit facility of up to $4.0 million.
In connection with the Loan Agreement, the Lenders were issued warrants to purchase 63,559 shares of the Company’s common stock at an exercise price per share of $9.44. The warrants have a term of 10 years from the issuance date. The fair value of the warrants at issuance was estimated to be $0.6 million using the Black-Scholes valuation model and was recorded as debt discount to the Term Loan with a corresponding increase to additional paid in capital in the consolidated balance sheet.
The Term Loan bore interest at an annual rate equal to the greater of (i) 8.75% or (ii) the sum of the prime rate plus 5.25%. Payments under the Term Loan were interest-only until January 1, 2016, followed by equal monthly payments of principal and interest through the scheduled maturity date of December 1, 2018.
In April 2015, in connection with the sale of the Zohydro ER business, we and the Lenders entered into an amendment to the Loan Agreement, which terminated all encumbrances on our personal property related to our Zohydro ER business.
In June 2016, we entered into a second amendment to the Loan Agreement, which modified the loan repayment terms to be interest-only from July 1, 2016 to February 1, 2018, followed by equal monthly payments of principal and interest through the new maturity date of July 1, 2020. Under the terms of the second amendment, the interest rate applicable to the Term Loan bore interest at an annual rate equal to the greater of (i) 7.00% or (ii) the sum of the prime rate plus 3.25%. In addition, the second amendment terminated the revolving credit facility previously available under the Loan Agreement. In connection with the second amendment, we paid (i) an end of term fee of $1.0 million due under the Loan Agreement as a result of this refinancing and (ii) the end of term fee of $0.1 million with respect to the termination of the revolving credit facility. The second amendment also included an end of term fee of $1.4 million payable on July 1, 2020, or upon early repayment of the Term Loan. An early repayment would be subject to a prepayment fee.
In December 2017, we used a portion of the proceeds from the Company’s October 2017 common stock offering and repaid in full the entire $20.0 million of outstanding principal under the Loan Agreement, plus accrued interest. We recognized a $1.5 million loss on early extinguishment of debt consisting of a non-cash charge to write off the remaining unamortized debt issuance costs and debt discount associated with the warrant issued at loan origination. We also paid $1.9 million in additional fees for prepayment and termination of the Loan Agreement.
Extinguishment of Working Capital Advance Note Payable
In connection with entering into Endo Supply Agreement in May 2014, Endo provided us with an interest-free working capital advance of $7.0 million in the form of a note payable to support our DosePro operations. The note payable matures in the event the Endo Supply Agreement is terminated. The note payable was initially recorded on the consolidated balance sheet net of a $4.7 million debt discount related to imputed interest. The debt discount was being amortized as interest expense using the effective interest method over the Endo Supply Agreement’s initial term of 8 years.
In September 2017, the Company and Endo terminated the supply agreement and the note payable became due and payable in accordance with its terms. Pursuant to the termination agreement, the $7.0 million promissory note was extinguished to settle amounts owed to us for accounts receivable and purchased raw materials. In connection with the extinguishment, the Company recorded a non-cash charge upon extinguishment of debt of $3.4 million due to the write-off of unamortized discount related to the remaining unamortized imputed interest.
Contractual Obligations and Commitments
The following table describes our contractual obligations and commitments as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Thousands)
Operating lease obligations (1)	$5,811	$1,396	$2,465	$1,950	$—

(1)	Represents the minimum lease payments, net of sublease income from our former headquarters of $1.2 million.
In connection with our acquisition of ZX008, we may be required to make certain regulatory and sales-based milestone payments. We cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Note 3 to our consolidated financial statements in this Form 10-K for additional details of our potential milestone payment obligations.
Recent Accounting Pronouncements
For the summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, in Part IV, Item 15, Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2017, we had cash and cash equivalents of $293.5 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis points movement in market interest rates would not have a significant impact on the total value of our portfolio.
Foreign Exchange Risk
Our material suppliers and contract manufacturers are primarily located in Euro Zone countries and in the U.K., which requires payments denominated in the Euro and the British Pound Sterling, respectively. As a result, we face foreign exchange risk for such expenditures. Due to the uncertain timing of expected payment in foreign currencies, we do not utilize any forward exchange contracts. While we have not experienced significant gains and/or losses from such transactions to date, an adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and contract manufacturers in the future. In 2017, the effect of foreign exchange rate fluctuations was not material to our consolidated financial statements. A hypothetical 10% change in the average exchange rate of the Euro or the British Pound Sterling during 2017 would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate various options to mitigate the foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-31.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2017, which is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Zogenix, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Zogenix, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Zogenix, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 6, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Redwood City, California
March 6, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
3. Exhibits.
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the signature page to this Annual Report on Form 10-K and is incorporated herein by reference.
(b) See Exhibit Index.
(c) See Item 15(a)(2) above.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Zogenix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 6, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Redwood City, California
March 6, 2018

Zogenix, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$293,503	$91,551
Trade accounts receivable	—	12,577
Inventory	—	7,047
Prepaid expenses	5,994	7,404
Other current assets	5,206	1,335
Total current assets	304,703	119,914
Property and equipment, net	245	1,710
Indefinite-lived intangible asset	102,500	102,500
Goodwill	6,234	6,234
Other assets	3,931	1,147
Total assets	$417,613	$231,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,356	$4,549
Accrued expenses	10,499	6,374
Common stock warrant liabilities	512	809
Accrued compensation	6,616	3,652
Working capital advance note payable, net of discount of $3,733 at December 31, 2016	—	3,267
Deferred revenue	—	1,245
Current liabilities of discontinued operations	—	414
Total current liabilities	20,983	20,310
Long-term debt	—	18,824
Contingent consideration	76,900	52,800
Deferred tax liability	17,425	17,425
Other long-term liabilities	784	1,390
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 34,808 and 24,813 shares issued and outstanding at December 31, 2017 and 2016, respectively.	35	25
Additional paid-in capital	873,526	565,954
Accumulated deficit	(572,040)	(445,223)
Total stockholders’ equity	301,521	120,756
Total liabilities and stockholders’ equity	$417,613	$231,505

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Contract manufacturing revenue	$9,821	$28,525	$24,369
Service and other product revenue	—	325	2,813
Total revenue	9,821	28,850	27,182
Operating expenses (income):
Cost of contract manufacturing	10,729	22,173	22,356
Royalty expense	—	295	345
Research and development	67,449	41,840	27,860
Selling, general and administrative	25,885	26,996	26,347
Loss on contract termination	478	—	—
Change in fair value of contingent consideration	24,100	1,800	(2,000)
Asset impairment charges	1,116	8,431	—
Total operating expenses	129,757	101,535	74,908
Loss from operations	(119,936)	(72,685)	(47,726)
Other income (expense):
Interest income	1,090	443	101
Interest expense	(2,644)	(2,825)	(3,060)
Loss on sale of marketable securities	—	—	(5,746)
Loss on extinguishment of debt	(4,876)	—	—
Change in fair value of common stock warrant liabilities	297	5,387	(1,103)
Other income (expense)	47	46	(71)
Total other income (expense)	(6,086)	3,051	(9,879)
Loss from continuing operations before income taxes	(126,022)	(69,634)	(57,605)
Income tax benefit	—	948	15,901
Loss from continuing operations	(126,022)	(68,686)	(41,704)
Discontinued operations:
(Loss) income from discontinued operations	(795)	(1,021)	67,848
Net (loss) income	$(126,817)	$(69,707)	$26,144
Net (loss) income per share, basic and diluted
Net (loss) income per share, basic:
Continuing operations	$(4.62)	$(2.77)	$(1.94)
Discontinued operations	$(0.03)	$(0.04)	$3.16
Total	$(4.65)	$(2.81)	$1.22
Net (loss) income per share, diluted:
Continuing operations	$(4.62)	$(2.77)	$(1.94)
Discontinued operations	$(0.03)	$(0.04)	$3.16
Total	$(4.65)	$(2.81)	$1.22
Weighted average shares outstanding, basic	27,301	24,785	21,449
Weighted average shares outstanding, diluted	27,301	24,785	21,449

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(126,817)	$(69,707)	$26,144
Other comprehensive (loss) income:
Unrealized loss on marketable securities	—	—	(5,485)
Reclassification of other-than-temporary loss on marketable securities included in net income	—	—	5,485
Comprehensive (loss) income	$(126,817)	$(69,707)	$26,144

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	19,170	$19	$456,920	$—	$(401,660)	$55,279
Net income	—	—	—	—	26,144	26,144
Issuance of common stock, net of offering costs	5,463	5	92,002	—	—	92,007
Issuance of common stock upon net exercise of common stock warrants	17	—	—	—	—	—
Issuance of common stock upon exercise of stock options	96	1	1,440	—	—	1,441
Issuance of common stock under Employee Stock Purchase Plan	26	—	203	—	—	203
Stock-based compensation	—	—	7,686	—	—	7,686
Unrealized loss on marketable securities	—	—	—	5,485	—	5,485
Reclassification of other-than-temporary loss on marketable securities included in net income (loss)	—	—	—	(5,485)	—	(5,485)
Balance at December 31, 2015	24,772	$25	$558,251	$—	$(375,516)	$182,760
Net loss	—	—	—	—	(69,707)	(69,707)
Issuance of common stock upon exercise of stock options	6	—	47	—	—	47
Issuance of common stock under Employee Stock Purchase Plan	35	—	303	—	—	303
Stock-based compensation	—	—	7,353	—	—	7,353
Balance at December 31, 2016	24,813	$25	$565,954	$—	$(445,223)	$120,756
Net loss	—	—	—	—	(126,817)	(126,817)
Issuance of common stock, net of offering costs	9,256	9	290,582	—	—	290,591
Issuance of common stock upon net exercise of common stock warrants	26	—	—	—	—	—
Issuance of common stock upon exercise of stock options	677	1	10,477	—	—	10,478
Issuance of common stock under Employee Stock Purchase Plan	36	—	358	—	—	358
Stock-based compensation	—	—	6,155	—	—	6,155
Balance at December 31, 2017	34,808	$35	$873,526	$—	$(572,040)	$301,521

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net (loss) income	$(126,817)	$(69,707)	$26,144
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	6,155	7,353	7,686
Depreciation	425	1,402	1,621
Amortization of debt issuance costs and debt discount	887	991	791
Change in fair value of common stock warrant liabilities	(297)	(5,387)	1,103
Change in fair value of contingent consideration	24,100	1,800	(2,000)
Inventory write-down	2,232	—	—
Asset impairment charges	1,116	8,431	—
Loss on sale of marketable securities	—	—	5,746
Loss on extinguishment of debt	4,876	—	—
Gain on sale of business	—	—	(89,484)
Changes in operating assets and liabilities:
Trade accounts receivable	9,356	(11,181)	7,477
Inventory	2,583	4,983	1,394
Prepaid expenses and other current assets	(801)	(3,394)	(650)
Other assets	(2,784)	471	316
Accounts payable, accrued expenses and other liabilities	4,340	(1,778)	(14,232)
Deferred revenue	(1,245)	(5,839)	(8,464)
Deferred tax liability	—	(1,025)	(2,050)
Net cash used in operating activities	(75,874)	(72,880)	(64,602)
Investing activities:
Purchases of property and equipment	(76)	(103)	(308)
Proceeds from divestiture of businesses	—	—	82,984
Change in restricted cash from divestiture of businesses	—	10,002	(1,502)
Proceeds from sale of marketable securities	—	—	4,371
Net cash (used in) provided by investing activities	(76)	9,899	85,545
Financing activities:
Proceeds from borrowings	—	2,167	—
Principal repayments of long-term debt	(20,000)	(3,334)	(1,450)
Payment of fees to extinguish long-term debt	(1,865)	—	—
Proceeds from issuance of common stock under equity incentive plans	9,176	350	1,441
Proceeds from issuance of common stock, net of offering costs	290,591	—	92,210
Net cash provided by (used in) financing activities	277,902	(817)	92,201
Net increase (decrease) in cash and cash equivalents	201,952	(63,798)	113,144
Cash and cash equivalents at beginning of period	91,551	155,349	42,205
Cash and cash equivalents at end of period	$293,503	$91,551	$155,349
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,475	$1,470	$1,466
Noncash investing and financing activities:
Extinguishment of Endo working capital advance note payable through net settlement of balances owed to the Company	$7,000	$—	$—

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Zogenix, Inc. and subsidiaries (the “Company”) is a pharmaceutical company developing and commercializing innovative central nervous system (“CNS”) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. The Company’s current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders.
The Company was incorporated as SJ2 Therapeutics, Inc. in May 2006 in the State of Delaware and changed its name to Zogenix, Inc. in August 2006. The Company operates in one business segment—the research, development and commercialization of pharmaceutical products and its headquarters are located in Emeryville, California.
The Company performed contract manufacturing services under a supply agreement through April 2017.
In April 2015, the Company divested its Zohydro ER business. Zohydro ER activity has been excluded from continuing operations for all periods herein and reported as discontinued operations.
Future Funding Requirements
Excluding gains from two discrete business divestitures, the Company has incurred significant net losses and negative cash flows from operating activities resulting in an accumulated deficit of $572.0 million as of December 31, 2017. Management expects to continue to incur significant operating losses and negative cash flows from operations as the Company continues to incur costs related to its ongoing Phase 3 clinical trials of ZX008 in North America and the European Union (“EU”) in Dravet syndrome and a Phase 3 clinical trial in Lennox-Gastaut syndrome (“LGS”), which commenced in November 2017. Additionally, upon acceptance of the Company’s regulatory submissions for ZX008 by the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”), if at all, each a milestone event, the Company will owe milestone payments under an existing agreement in connection with the Company’s prior acquisition of ZX008. Through December 31, 2017, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Until such time, if ever, the Company can generate a sufficient amount of revenue to finance its cash requirements, the Company may need to continue to rely on additional financing to achieve its business objectives. However, if such financing is not available at adequate levels when needed, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of its business plans, and its operating results and financial condition would be adversely affected.
2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Zogenix and its wholly owned subsidiaries. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates. The Company believes significant judgment is involved in determining and in estimating the valuation of stock-based compensation, accrued clinical expenses, and contingent consideration liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.
Business Combinations
The Company measures all assets acquired and liabilities assumed, including contingent consideration, at fair value as of the acquisition date. Contingent consideration obligations incurred in connection with a business combination are remeasured to their estimated fair values at each reporting period with the change in fair value recorded in operating expenses until the related contingencies are resolved. In addition, the Company capitalizes in-process research and development (“IPR&D”) and either amortizes it over the life of the product upon commercialization, or impairs it if the carrying value exceeds the fair value or if the project is abandoned. Post-acquisition adjustments in deferred tax liabilities are recorded in current period income tax expense in the period of the adjustment.
Discontinued Operations
In April 2015, the Company sold its Zohydro ER business. The operating results of the Zohydro ER business have been

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5, Sale of Zohydro ER business, for additional information on the divestiture.
Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less when purchased.
Accounts Receivable
The Company records its allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the length of time the receivables are past due and the financial health of the customer.
Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable and accrued liabilities approximates their fair value due to their short maturities. The carrying amount of the Company’s Term Loan (as defined in Note 8 below) at December 31, 2016 approximates fair value, considering Level 2 inputs, because it has a variable interest rate. At December 31, 2016, the estimated fair value of the Company’s working capital advance note payable approximated its face amount due to its impending maturity upon Endo International plc (“Endo”) and the Company finalizing an agreement to terminate the supply agreement to manufacture and supply Sumavel DosePro to Endo (the “Endo Supply Agreement”).
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
The fair value of cash equivalents was determined based on Level 1 inputs utilizing quoted prices in active markets. The fair value of the Company’s common stock warrant liabilities and contingent consideration liabilities were determined based on Level 3 inputs using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2017
Assets
Cash equivalents (1)	$289,782	$—	$—	$289,782
Liabilities
Common stock warrant liabilities (2)	$—	$—	$512	$512
Contingent purchase consideration (3)	$—	$—	$76,900	$76,900

At December 31, 2016
Assets
Cash equivalents (1)	$87,792	$—	—	$87,792
Liabilities
Common stock warrant liabilities (2)	$—	$—	$809	$809
Contingent purchase consideration (3)	$—	$—	$52,800	$52,800

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the consolidated balance sheets.

(2)
Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. The Company estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of December 31, 2017, common stock warrant liabilities consisted of warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share. The warrants will expire in July 2021. As of December 31, 2016, common stock warrant liabilities were primarily attributable to warrants sold as part of the Company’s July 2012 public offering. The warrants were exercisable into 1,901,918 shares of the Company’s common stock at an exercise price of $20.00 per share and had a contractual term of 5 years from the issuance date. In July 2017, these warrants expired unexercised.

(3)
In connection with the acquisition of ZX008 in 2014, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. The Company estimates the fair value of contingent purchase consideration liabilities using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Subsequent to the acquisition date, at each reporting period prior to settlement, the Company revalues these liabilities by performing a review of the assumptions listed above and records an adjustment to reflect any changes in the estimated fair values of these contingent consideration liabilities. In the absence of any significant changes in key assumptions during a reporting period, the change in fair values of these contingent consideration liabilities would primarily reflect an increase in fair value from the passage of time. Significant judgment is used in determining Level 3 inputs and fair value measurements as of a reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in a reporting period and actual results may differ from estimates. For example, significant increases in the estimated probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The potential contingent consideration payments required upon achievement of development, regulatory approval and sales-based milestones related to the Company’s acquisition of ZX008 range from zero if none of the milestones are achieved to a maximum of $95.0 million (undiscounted).

There were no transfers between levels for all periods presented.
The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 (in thousands):

	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2015	$51,000	$6,196
Additions	—	—
Settlements	—	—
Changes in fair value	1,800	(5,387)
Balance at December 31, 2016	52,800	809
Additions	—	—
Settlements	—	—
Changes in fair value	24,100	(297)
Balance at December 31, 2017	$76,900	$512

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in the estimated fair value of contingent purchase consideration are reflected as operating expenses in the consolidated statements of operations. Changes in the estimated fair value of common stock warrant liabilities are included within other income (expense) in the consolidated statements of operations.
Inventory
Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined in a manner which approximates the first-in, first-out method. The Company adjusts the carrying value of inventory for potentially excess, dated or product within one year of expiration and obsolete products based on an analysis of inventory on hand and compared to forecasts of future sales. As of December 31, 2016, the entire inventory balance consisted of raw materials and work-in-process related to the fulfillment of Sumavel DosePro under the supply agreement with Endo. Upon the termination of Endo Supply Agreement in September 2017, the Company no longer engages in contract manufacturing and therefore no longer carries inventory.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. The Company also holds money market funds that are not federally insured. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, the Company has established guidelines regarding the diversification of its investments and their maturities, which are designed to maintain safety and liquidity.
Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets and primarily consists of the following:

Computer equipment and software	3 years
Furniture and fixtures	3-7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Depreciation expense for 2017, 2016 and 2015 was $0.4 million, $1.4 million and $1.6 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
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
Goodwill
The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.
As of October 1, 2017, the Company has determined through its quantitative test that the fair value significantly exceeded the carrying value of our single reporting unit, and concluded that goodwill was not impaired. The Company has not recognized any goodwill impairment in any of the years presented.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Indefinite-Lived Intangible Asset
The Company’s indefinite-lived intangible asset consists of IPR&D acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company performed a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company would write-off the remaining carrying amount of the associated IPR&D intangible asset.
In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not that the fair value of its IPR&D asset is less than its carrying amount (the qualitative impairment test). If the Company concludes that is the case, or elect not to use qualitative impairment test, the Company would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).
In performing the qualitative impairment test, the Company considers the results of the most recent quantitative impairment test and identifies the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers of fair value, the Company identifies events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. The Company then weighs these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more likely than not that the IPR&D asset is impaired, the Company proceeds with quantitatively determining the fair value of the IPR&D asset. For 2017, the Company performed a qualitative test and concluded that it is more likely than not that the fair value of its IPR&D asset exceeded its carrying value and no further testing was required.
The Company uses the income approach to determine the fair value of its IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes significant assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the number of patients who will be diagnosed and treated and our competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on its consolidated balance sheet.
For 2017, the Company performed a qualitative test and concluded that it is more-likely-than-not that the fair value of our IPR&D asset exceeded the carrying value and no further testing was required. The Company did not recognize any IPR&D impairment in any of the years presented.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value.
In the fourth quarter of 2016, the Company was informed by Endo of their decision to discontinue Sumavel DosePro and the Company commenced the wind down of our manufacturing operations related to the supply of Sumavel DosePro to Endo (see Note 6). As a result, the Company performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro in the fourth quarter of 2016. Based on this analysis, the Company recognized an impairment charge for long-lived assets of $6.4 million. In the first quarter of 2017, the Company recorded an additional asset impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro. There was no impairment to long-lived assets in 2015.
Common Stock Warrant Liabilities
In accordance with accounting guidance for common stock warrants that may potentially require cash settlement under certain circumstances, the Company classifies such common stock warrants as current liabilities on the consolidated balance sheet. The Company adjusts the carrying value of these common stock warrants to their estimated fair value at each reporting

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

date with the increases or decreases in the fair value of such warrants recorded as change in fair value of warrant liabilities in the consolidated statement of operations.
Revenue Recognition
The Company historically generated revenue from contract manufacturing, service fees earned on collaborative arrangements and product revenue related to Sumavel DosePro prior to the sale of the business in May 2014. Until April 2015, the Company generated revenue from the sale of Zohydro ER, which is included in net income (loss) from discontinued operations in the consolidated statement of operations and comprehensive income (loss). Revenue was recognized when (i) persuasive evidence of an arrangement existed, (ii) delivery had occurred and title had passed, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured. Revenue from sales transactions where the buyer has the right to return the product was recognized at the time of sale only if (a) our price to the buyer was substantially fixed or determinable at the date of sale, (b) the buyer had paid us, or the buyer was obligated to pay us and the obligation was not contingent on resale of the product, (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale had economic substance apart from that provided by us, (e) the Company did not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (f) the amount of future returns could be reasonably estimated. The Company deferred recognition of revenue on product shipments of Zohydro ER until the right of return lapsed, as the Company was not able to reliably estimate expected returns of the product at the time of shipment given the limited sales and return history of Zohydro ER.
Revenue arrangements with multiple elements were divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value to the customer. The consideration received was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The application of the multiple element guidance requires subjective determinations, and required the Company to make judgments about the individual deliverables and whether such deliverables were separable from the other aspects of the contractual relationship. Deliverables were considered separate units of accounting provided that: (1) the delivered item(s) had value to the customer on a stand-alone basis and (2) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially in our control. In determining the units of accounting, the Company evaluated certain criteria, including whether the deliverables have stand-alone value, based on the consideration of the relevant facts and circumstances for each arrangement. In addition, the Company considered whether the buyer could use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable was dependent on the undelivered item(s), and whether there were other vendors that could provide the undelivered element(s).
Arrangement consideration that is fixed or determinable was allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria, as described above, was applied to each of the separate units of accounting in determining the appropriate period or pattern of recognition. The Company determined the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or management’s best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considered applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.
Contract Manufacturing Revenue
The Company recorded deferred revenue when payments are received in advance of the delivery of products or the performance of services. As part of the sale of our Sumavel DosePro business in May 2014 to Endo, the Company allocated a portion of the total consideration received as payments in advance of the delivery of product under the Endo Supply Agreement that was concurrently entered into with the asset sale. The Company initially recorded $9.1 million of deferred revenue, which was being recognized as contract manufacturing revenue when earned on a “proportional performance” basis as product was delivered. As a result, a portion of contract manufacturing revenue reported included deferred revenue from this transaction being recognized when earned.
Under the proportional performance method, revenue recognition is based on products delivered to date relative to the total expected products to be delivered over the performance period as this is considered to be representative of the delivery of service under the arrangement. Management exercises judgment to estimate the total expected products to be delivered under the Endo Supply Agreement and actual results may differ from these estimates. The performance period under the Endo Supply Agreement was initially estimated to be 8 years, the minimum contractual term under the agreement. Changes in estimates of

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

total expected products to be delivered or service obligation time period were accounted for prospectively as a change in estimate. In the fourth quarter of 2016, as a result of Endo’s intent to terminate the supply agreement by the first half of 2017, we revised our estimates of total expected products to be delivered under the arrangement and recognized revenue for the inception-to-date effect of the change in estimate. The effect of this change in estimate resulted in an increase to 2016 revenue by $4.9 million. All remaining deferred revenue related to the Endo Supply Agreement was recognized in 2017 concurrent with the shipment of final product and termination of this agreement.
After the termination of the agreements with Durect related to Relday and Endo related to Sumavel DosePro, respectively, the Company no longer has a source of recurring revenue.
The Company generated service revenue under a co-promotion agreement with Valeant Pharmaceuticals North America LLC (Valeant), which was terminated in July 2015, and other product revenue upon expiration of return rights for Sumavel DosePro products sold prior to the Company’s divestiture.
Research and Development Expense and Accruals
Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Research and development costs include personnel-related costs, outside contracted services including clinical trial costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized.
The Company’s expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations (“CROs”). Payments under some of the Company’s contracts with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on information available to its product development or administrative staff. If the Company underestimates or overestimates the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods.
For asset purchases outside of business combinations, the Company expenses any purchased research and development assets as of the acquisition date if they have no alternative future uses.
Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.
On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the accounting implications of the U.S. federal tax reform enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.
Foreign Currency Transactions
Gains or losses resulting from transactions denominated in foreign currencies are included in other expense, net in the consolidated statements of operations and were not material for all periods presented.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation
The Company recognizes stock-based compensation for all equity awards made to employees based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period. For stock awards which have a performance component, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is expensed over the service period for each separately vesting tranche when the achievement of the performance objective becomes probable. The Company has elected to recognize forfeitures as they occur.
Valuation of Stock Options
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

•
Expected term—The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled, including an estimate for those option awards still outstanding. The Company used the simplified method, as permitted by the SEC for companies with a limited history of relevant stock option exercise activity, to determine the expected term for its option grants.

•
Expected volatility—The expected volatility was calculated based on the Company’s historical stock prices, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.

•	Risk-free interest rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximated the Company’s expected term.

•	Dividend yield—The dividend yield was based on the Company’s dividend history and the anticipated dividend payout over its expected term.
Valuation of Restricted Stock Units
The fair value of each restricted stock unit was based on the Company’s closing stock price on the date of grant. The Company is also required to make estimates as to the probability of achieving the specific performance criteria. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.
Loss from Continuing Operations per Share
Basic net loss from continuing operations per share is calculated by dividing the net loss from continuing operations by the weighted average number of common shares outstanding for the period reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net loss from continuing operations per share is computed by dividing the net loss from continuing operations by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options, restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss from continuing operations per share when their effect is dilutive.
The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the common stock warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.
The following table presents the computation of basic and diluted loss from continuing operations per share (in thousands, except per share amounts):

	2017	2016	2015
Numerator
Net loss from continuing operations	$(126,022)	$(68,686)	$(41,704)
Denominator
Weighted average common shares outstanding, basic and diluted	27,301	24,785	21,449
Loss from continuing operations per share, basic and diluted	$(4.62)	$(2.77)	$(1.94)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

loss from continuing operations per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Shares subject to outstanding common stock options	3,865	3,171	529
Shares subject to outstanding restricted stock units	237	85	—
Shares subject to outstanding warrants to purchase common stock	282	1,975	1,975
	4,384	5,231	2,504
Accounting Pronouncements Recently Adopted
Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting changes how companies account for certain aspects of stock-based awards to employees. Under the guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, entities will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current guidance, excess tax benefits are not recognized until the deduction reduces taxes payable. Further, the new guidance allows entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to retained earnings or accumulated deficit.
The Company adopted ASU 2016-09 on January 1, 2017. Upon adoption, the Company recorded a deferred tax asset of $0.2 million for previously unrecognized excess tax benefits from stock-based compensation, which was fully offset by an equal increase to its valuation allowance resulting in no impact to opening accumulated deficit. In addition and as provided for under this guidance, the Company made an accounting policy election to recognize forfeitures as they occur. The adoption of this aspect of the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory simplifies current accounting treatments by requiring entities to measure most inventories at “the lower of cost and net realizable value” rather than using lower of cost or market. This guidance does not apply to inventories measured using the last-in, first-out method or the retail inventory method. The Company adopted ASU 2015-11 on January 1, 2017. The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements and related disclosures.
Accounting Pronouncements Issued But Not Yet Effective
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance (collectively, “Topic 606”) will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. This guidance will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will implement the standard on January 1, 2018 to contracts which are not completed as of this date using the modified retrospective method. This standard will not have a material impact on the Company’s consolidated financial statements as the Company does not have any contracts with customers in effect as of the initial adoption date.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize the lease assets and lease liabilities that arise from both capital and operating leases with lease terms of more than 12 months and to disclose qualitative and quantitative information about lease transactions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

within those fiscal years. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods on a prospective basis, and may be early adopted. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.
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
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting provides guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements.
3. Collaboration, License and Purchase Agreements
Zogenix International Limited Sales and Purchase Agreement
In October 2014, the Company acquired Zogenix International Limited, pursuant to a sale and purchase agreement with Brabant Pharma Limited (Brabant). Zogenix International Limited owns worldwide development and commercialization rights to ZX008 (low-dose fenfluramine). Under the terms of the sale and purchase agreement, the Company agreed to make future milestone payments to the former principals of Brabant of up to $95.0 million in the event the Company achieves certain milestones with respect to ZX008, consisting of $50.0 million in regulatory milestones and $45.0 million in sales milestones.
In addition, Zogenix International Limited has a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the Universities) that runs through September 2045. Under the terms of the agreement, the Universities granted Zogenix International Limited an exclusive worldwide license to use the data obtained from the study, as well as certain intellectual property related to fenfluramine for the treatment of Dravet syndrome. Zogenix International Limited is required to pay a mid-single-digit percentage royalty on net sales of fenfluramine for the treatment of Dravet syndrome or, in the case of a sublicense of fenfluramine for the treatment of Dravet syndrome, a percentage in the mid-twenties of the sub-licensing revenues. The agreement may be terminated by the Universities if Zogenix International Limited: (a) does not use commercially reasonable efforts to (i) develop and commercialize fenfluramine for the treatment of Dravet syndrome or related conditions stemming from infantile epilepsy, or (ii) seek approval of fenfluramine for the treatment of Dravet syndrome in the United States; or (b) if Zogenix International Limited becomes insolvent, shall make an assignment for the benefit of creditors, or shall

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

have a petition in bankruptcy filed for or against it or if a petition for any similar relief has been filed against it. The Company can terminate the agreement upon specified prior written notice to the Universities.
Endo Asset Purchase Agreement
In May 2014, the Company completed the sale of its Sumavel DosePro business to Endo and concurrently entered into the Endo Supply Agreement for the exclusive right, and contractual obligation, to manufacture and supply Sumavel DosePro to Endo. The agreement provides for an initial term of eight years. In September 2017, the Endo Supply Agreement was terminated (See Note 6).
Durect Development and License Agreement for Relday
In July 2011, the Company entered into a development and license agreement with Durect under which the Company was granted an exclusive worldwide development and commercialization license to intellectual property related to Relday. Relday is an investigational, proprietary, long-acting formulation of risperidone, an atypical anti-psychotic agent. Under the development and license agreement, the Company were responsible for the clinical development and commercialization of Relday while Durect was responsible for pre-clinical, formulation and chemistry, manufacturing and controls development. In addition, the Company was obligated to use commercially reasonable efforts to fund the development and seek and maintain regulatory approval for Relday and if successful, to pay Durect up to $103.0 million in total future milestone payments with respect to Relday, subject to and upon the achievement of various development, regulatory, and sales-related milestones.
In August 2017, the Company and Durect entered into an agreement to terminate the development and license agreement related to Relday. Under the terms of the termination agreement, all of our development and commercialization rights related to Relday were returned to Durect and all our regulatory filings and development information related to Relday will be assigned and/or transferred to Durect. Upon termination, the Company has no further obligations to make any potential future milestone payments with respect to Relday. In addition, the termination agreement does not provide the Company with any future royalty entitlements.
Aradigm Corporation Asset Purchase Agreement
In 2006, the Company entered into an asset purchase agreement with Aradigm Corporation (Aradigm). Under the terms of the agreement, Aradigm transferred all of its tangible assets and intellectual property related to the DosePro needle-free drug delivery system to the Company. Aradigm also granted the Company a non-exclusive license under all of its other intellectual property related to the DosePro delivery system prior to the closing of the asset purchase. Aradigm retained a non-exclusive license, with a right to sublicense, under all transferred intellectual property rights solely for purposes of the pulmonary field, and the Company granted Aradigm a license under other intellectual property rights solely for use in the pulmonary field. Endo pays royalties to Aradigm Corporation on sales of Sumavel DosePro subsequent to the sale of the business to Endo in May 2014.
The Company made an initial payment to Aradigm at the closing of the asset purchase and made an additional milestone payment upon the U.S. commercialization of Sumavel DosePro in 2010. The Company is also required to pay a 3% royalty on global net sales of Sumavel DosePro, by the Company or one of the Company’s future licensees, if any, until the later of January 2020 or the expiration of the last valid claim of the transferred patents covering the manufacture, use, or sale of the product. The Company recorded the second milestone payment in other assets in the consolidated balance sheet and was amortizing the prepaid royalties over the estimated useful life of the technology to royalty expense. As a result of Endo’s decision to discontinue Sumavel DosePro (see Note 6), the Company recorded an impairment charge of $2.0 million to write off the remaining carrying amount of the prepaid royalties. The Company does not expect further royalty payments under this agreement as Sumavel DosePro has been discontinued.
Other Asset Acquisitions
In October 2016, the Company paid $1.5 million to acquire the global rights to a preclinical development program for orphan CNS disorders in an asset acquisition. At the date of acquisition, the project had not yet reached technological feasibility, was deemed to have no alternative use, and was immediately charged to research and development expense. The asset purchase agreement provides for potential additional payments if certain development and sales milestones are achieved. Due to the preclinical stage of development and the nature of this arrangement, any future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

4. Consolidated Balance Sheet Details
Inventory (in thousands)
Inventory consists of the following:

	December 31,
	2017	2016
Raw materials	$—	$4,397
Work in process	—	2,650
	$—	$7,047
Prior to the termination of the Endo Supply Agreement, the Company maintained inventory to fulfill its obligations to manufacture and supply Endo with Sumavel DosePro. Upon the termination of Endo Supply Agreement in September 2017, the Company no longer engages in contract manufacturing and therefore no longer carries inventory.
Property and Equipment, Net (in thousands)

	December 31,
	2017	2016
Machinery, equipment and tooling	$—	$11,011
Construction in progress	—	104
Computer equipment and software	141	78
Leasehold improvements	976	1,372
Furniture and fixtures	407	659
Total	1,524	13,224
Less accumulated depreciation	(1,279)	(11,514)
Property and equipment, net	$245	$1,710
Other Assets (in thousands)

	December 31,
	2017	2016
Deposits and other	278	376
Prepaid clinical trial costs	3,653	771
	$3,931	$1,147
Accrued Expenses (in thousands)

	December 31,
	2017	2016
Accrued product returns	$—	$99
Accrued interest payable, current	—	121
Accrued clinical trial costs	8,657	3,657
Other accrued expenses	1,842	2,497
	$10,499	$6,374

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Other Long-Term Liabilities (in thousands)

	December 31,
	2017	2016
Deferred rent	$244	$661
Accrual for end of term fee related to term loan	—	729
Other long-term liabilities	540	—
	$784	$1,390

5. Divestiture and Sale of Zohydro ER business
In March 2015, the Company entered into an asset purchase agreement with Pernix Ireland Limited and Pernix Therapeutics (collectively, Pernix) whereby the Company agreed to divest its Zohydro ER business to Pernix, and in April 2015, the Company completed the divestiture to Ferrimill Limited, a subsidiary of Pernix, as a substitute purchaser. The Zohydro ER business divestiture included the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation and authorizations, the books and records, marketing materials and product data relating to Zohydro ER.
The Company received consideration of $80.0 million in cash, subject to an escrow holdback of $10.0 million, and $10.6 million in Pernix Therapeutics common stock. The escrow period expired in March 2016. The Company may receive additional cash payments, not to exceed $283.5 million based on the achievement of certain regulatory and sales milestones. As of December 31, 2017, the Company had not received and does not expect to receive any additional cash payments. The Company recorded an after-tax gain of $75.4 million from the divestiture of its Zohydro ER business in discontinued operations in 2015.
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
The following table summarizes the results of discontinued operations presented in the consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
Discontinued operations	2017	2016	2015
Net product revenue	$57	$532	$11,299

Operating expense (income):
Cost of product sold	—	15	2,205
Royalty expense	3	32	835
Research and development	—	—	5,504
Selling, general and administrative	920	1,594	14,820
Restructuring expense	—	—	588
Gain on sale of business	—	—	(89,484)
Total operating expense (income)	923	1,641	(65,532)
Other income	—	—	5,077
Net (loss) income from discontinued operations before tax	(866)	(1,109)	81,908
Tax benefit (expense)	71	88	(14,060)
Net loss (income) from discontinued operations	$(795)	$(1,021)	$67,848
Other income of $5.1 million in 2015 was attributed to payment received for the Company’s waiver of its regulatory exclusivity rights. Assets and liabilities for discontinued operations as of December 31, 2017 and 2016 were not material. Noncash expenses related to stock-based compensation, and depreciation and amortization expense included in discontinued operations in 2015 was $0.7 million and $0.2 million, respectively. These noncash expenses were not material in 2017 or 2016.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

6. Contract Manufacturing Agreement with Endo and Associated Exit Activities
The Company divested its Sumavel DosePro business to Endo in May 2014. In connection with the divestiture, the Company entered into the Endo Supply Agreement for an initial term of 8 years. As a result of the Company’s continuing involvement through the Endo Supply Agreement, the divestiture did not qualify for discontinued operations presentation based on the accounting guidance applicable at the time. To support the Company’s Sumavel DosePro manufacturing operations, Endo provided the Company with an interest-free working capital advance of $7.0 million under a promissory note (see Note 8). The working capital advance matured upon the termination of the Endo Supply Agreement.
In the fourth quarter of 2016, the Company was informed by Endo of their decision to discontinue Sumavel DosePro and the Company commenced the wind down of its manufacturing operations related to the supply of Sumavel DosePro to Endo (see Note 6). As a result, the Company performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro in the fourth quarter of 2016. Based on this analysis, the Company recognized an impairment charge for long-lived assets of $6.4 million. In addition, the Company wrote-off the carrying value of prepaid royalties of $2.0 million related to certain licensed drug-delivery technology used Sumavel DosePro to impairment charges in the consolidated statements of operations.
In 2017, the Company recorded an additional asset impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro and a $2.2 million reduction to inventory to reflect its current net realizable value. These additional charges reflected ongoing negotiations over the course of finalizing the termination of the Endo Supply Agreement and were included as a component of operating expenses and cost of contract manufacturing, respectively, in the consolidated statements of operations.
In September 2017, the Company and Endo executed a termination agreement which resolved all matters under the Supply Agreement. Pursuant to the termination agreement, the Company received cash consideration of $1.5 million from Endo for reimbursement of a portion of the Company’s termination costs for its third-party suppliers and manufacturers related to Sumavel DosePro product. As part of the termination agreement, both parties also agreed to net settle outstanding accounts receivable of $4.7 million due from Endo and the Company’s remaining purchased raw materials and other costs of $2.3 million against the $7.0 million working capital advance note payable due to Endo. In connection with the Endo termination agreement, the Company also executed termination agreements with its third-party suppliers and manufacturers related to the Sumavel DosePro product and incurred contract termination costs of $2.5 million. Excluding the non-cash loss on extinguishment of debt due to the write-off of unamortized discount related to imputed interest (see Note 8), these termination agreements resulted in a net loss on contract termination of $0.5 million, which has been included in loss on contract termination within continuing operations in the consolidated statements of operations.
7. Commitments and Contingencies
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
Operating Leases
The Company has two noncancelable operating leases consisting of administrative and research and development office space for its Emeryville, California headquarters and former headquarters in San Diego, California that expire in November 2022 and March 2020, respectively. The base rent for the Emeryville headquarters is subject to a 3% increase each year for the duration of the lease. Under the terms of the lease, as amended, the Company received an option to expand into additional space under certain conditions, as well as a renewal option for an additional five year term upon the expiration date. The Company will also pay a portion of common area and pass-through expenses in excess of base year amounts.
In September 2017, the Company completely vacated its former headquarters in anticipation of subleasing the available space, which was subleased in October 2017 to an unrelated third party pursuant to which it will rent the vacated space through the remainder of the Company’s original lease term. Accordingly, the Company recognized a cease-use liability of $1.1 million. The fair value of the cease-use liability was calculated based on the present value of the remaining net cash flows related to the Company’s continuing obligations under the lease less the present value of sublease rental payments to be received under the sublease agreement over the term of the sublease. The net cash flows were discounted using the Company’s estimated incremental borrowing rate, a Level 2 input within the fair value hierarchy. Additionally, the Company derecognized the related deferred rent liability in the amount of $0.5 million. These adjustments resulted in a loss on lease of $0.6 million, which has

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

been included in general and administrative expenses in the consolidated statements of operations. As of December 2017, accrued operating lease obligations related to the cease-use liability was $0.9 million, of which $0.5 million was long-term.
The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating leases. Rent expense for 2017, 2016 and 2015 was $1.8 million, $1.9 million and $1.5 million, respectively.
Future minimum operating lease payments, net of sublease income, were as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2018	$1,896	$(500)	$1,396
2019	1,955	(576)	1,379
2020	1,234	(148)	1,086
2021	1,004	—	1,004
2022	946	—	946
Total	$7,035	$(1,224)	$5,811
8. Debt Obligations
Early Extinguishment of Term Loan
In December 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), under which the Company borrowed a $20.0 million term loan (the “Term Loan”). In addition, the Loan Agreement provided for a revolving credit facility of up to $4.0 million.
In connection with the Loan Agreement, the Lenders were issued warrants to purchase 63,559 shares of the Company’s common stock at an exercise price per share of $9.44. The warrants have a term of 10 years from the issuance date. The fair value of the warrants at issuance was estimated to be $0.6 million using the Black-Scholes valuation model and was recorded as debt discount to the term loan with a corresponding increase to additional paid in capital in the consolidated balance sheet.
The term loan bore interest at an annual rate equal to the greater of (i) 8.75% or (ii) the sum of the prime rate plus 5.25%. Payments under the term loan were interest-only until January 1, 2016, followed by equal monthly payments of principal and interest through the scheduled maturity date of December 1, 2018.
In April 2015, in connection with the sale of the Zohydro ER business, the Company and the Lenders entered into an amendment to the Loan Agreement, which terminated all encumbrances on the Company’s personal property related to its Zohydro ER business.
In June 2016, the Company entered into a second amendment to the Loan Agreement, which modified the loan repayment terms to be interest-only from July 1, 2016 to February 1, 2018, followed by equal monthly payments of principal and interest through the new maturity date of July 1, 2020. Under the terms of the second amendment, the interest rate applicable to the term loan bore interest at an annual rate equal to the greater of (i) 7.00% or (ii) the sum of the prime rate plus 3.25%. In addition, the second amendment terminated the revolving credit facility previously available under the Loan Agreement. In connection with the second amendment, the Company paid (i) an end of term fee of $1.0 million due under the Loan Agreement as a result of this refinancing and (ii) the end of term fee of $0.1 million with respect to the termination of the revolving credit facility. The second amendment also included an end of term fee of $1.4 million payable on July 1, 2020, or upon early repayment of the term loan. An early repayment would be subject to a prepayment fee.
In December 2017, the Company used a portion of the proceeds from the Company’s October 2017 common stock offering (see Note 10) and repaid in full the entire $20.0 million of outstanding principal under the Loan Agreement, plus accrued interest. The Company recognized a $1.5 million loss on early extinguishment of debt consisting of a non-cash charge to write off the remaining unamortized debt issuance costs and debt discount associated with the warrant issued at loan origination. The Company also paid $1.9 million in additional fees for prepayment and termination of the Loan Agreement.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Extinguishment of Working Capital Advance Note Payable
In connection with entering into the Supply Agreement for Sumavel DosePro with Endo in May 2014, Endo provided the Company with an interest-free working capital advance of $7.0 million in the form of a note payable to support the Company’s Sumavel DosePro operations. The note payable matures in the event the Supply Agreement is terminated. The note payable was initially recorded on the consolidated balance sheet net of a $4.7 million debt discount related to imputed interest. The debt discount was being amortized as interest expense using the effective interest method over the Endo Supply Agreement’s initial term of 8 years.
In September 2017, the Company and Endo terminated the supply agreement and the note payable became due and payable in accordance with its terms. Pursuant to the termination agreement, the $7.0 million promissory note was extinguished to settle amounts owed to the Company for accounts receivable and purchased raw materials (see Note 6). In connection with the extinguishment, the Company recognized a non-cash charge upon debt extinguishment of $3.4 million to write off the remaining unamortized debt discount related to imputed interest.
9. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.001 per share. As of December 31, 2017 and 2016, no shares of preferred stock were issued and outstanding.
Common Stock
The Company has 50,000,000 shares of common stock authorized for issuance, par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2017 and 2016, there were 34,807,509 and 24,813,169 shares of common stock issued and outstanding.
The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Stock options and restricted stock units outstanding	3,651	3,388
Warrants to purchase common stock	38	1,975
Available for future issuance under equity and purchase plans	872	952
	4,561	6,315
Sale of Common Stock
In May 2016, the Company entered into an at-the-market sales agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a registration statement (File No. 333-211265) and a prospectus for the offer and sale of up to $25.0 million of shares of its common stock from time to time. In August and September 2017, the Company sold a total of 1,550,880 shares of its common stock under the ATM Agreement resulting in net proceeds of approximately $19.4 million, after deducting underwriting discounts and commissions and other offering expenses. In December 2017, the Company filed a prospectus supplement under its shelf registration statement (File No. 333-220759), for the offer and sale of up to $75.0 million of shares of its common stock from time to time pursuant to the ATM Agreement. Cantor is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds of the sales price of all common stock sold under the ATM Agreement. The Company and Cantor may each terminate the ATM Agreement at any time upon ten days’ prior notice. To date, the Company has not sold any shares of common stock under the 2017 prospectus supplement pursuant to the ATM Agreement.
In October 2017, the Company completed an underwritten public offering of 7.7 million shares of its common stock, which included 1.0 million shares of common stock issued upon the exercise in full of the option to purchase additional shares granted to the underwriters in the offering. The shares were sold to the public at an offering price of $37.50 per share. Net proceeds raised from the offering amounted to approximately $271.3 million, after deducting underwriting discounts and commissions and other offering expenses.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Warrants to Purchase Common Stock
Outstanding warrants to purchase common stock at December 31, 2016 included warrants sold as part of the Company’s 2012 public offering. The warrants were exercisable into 1,901,918 shares of the Company’s common stock at an exercise price of $20.00 per share and had a contractual term of 5 years from the issuance date. In July 2017, these warrants expired unexercised. As of December 31, 2017, the Company had outstanding warrants exercisable into 37,840 shares of the Company’s common stock with a weighted-average exercise price of $76.11 per share.
10. Stock-Based Compensation
Description of Equity Incentive Plans
In 2006, the Company adopted the 2006 Equity Incentive Award Plan, as amended, (the “2006 Plan”) under which 141,750 shares of common stock were reserved for issuance to employees, directors and consultants of the Company. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2006 Plan is ten years. Options granted pursuant to the 2006 Plan generally vest over four years. Upon adoption of the 2010 Plan discussed below, no further grants may be made from the 2006 Plan.
In 2010, the Company adopted the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective immediately prior to the completion of the IPO. An initial 280,459 shares were reserved for issuance to employees, directors and consultants of the Company under the 2010 plan. The number of shares initially reserved were subsequently increased by the number of shares of common stock related to awards granted under the 2006 Plan that are repurchased, forfeited, expired or are canceled on or after the effective date of the 2010 Plan, as well as an annual increase pursuant to an evergreen provision. The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units and rights to purchase restricted stock to eligible recipients. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2010 Plan is ten years.
Service-based options granted pursuant to the 2010 Plan generally vest over four years. Performance-based options are subject to the employee’s continued service and become vested and exercisable based on the completion of a specified regulatory milestone.
In June 2012, the Company amended and restated the 2010 Plan (the “Restated 2010 Plan”). Pursuant to the Restated 2010 Plan, the number of shares that are reserved for issuance under the 2010 Plan was increased to 1,162,500, plus any shares related to outstanding options granted under the 2006 Plan that are repurchased, forfeited, expire or are canceled on or after the effective date of the Restated 2010 Plan. Further, the 2010 Plan’s evergreen provision was amended such that, commencing on January 1, 2013, and on each January 1 thereafter during the term of the Restated 2010 Plan, the aggregate number of shares available for issuance under the Restated 2010 Plan shall be increased by that number of shares of the Company’s common stock equal to the lower of:

•	4% of the Company’s outstanding common stock on the applicable January 1; or

•	an amount determined by the board of directors.
At December 31, 2017 and 2016, 756,524 and 571,778 shares of common stock were available for future issuance under the Restated 2010 Plan, respectively.
On December 4, 2013, the Company adopted the Employment Inducement Equity Incentive Award Plan (the Inducement Plan). The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2010 Equity Incentive Award Plan with two principal exceptions: (1) incentive stock options may not be granted under the Inducement Plan; and (2) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million, as the conditions of Section 162(m) of the Internal Revenue Code of 1986, as amended (“IRC”) applicable at the time will not be met. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The Company has initially reserved 337,500 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2017 and 2016, there were 102,276 and 236,625 shares of common stock available for future issuance under the Inducement Plan, respectively.
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
The following sections summarize activity under the Company’s stock plans.
Stock Options
The following table summarizes the Company’s stock option activity for 2017:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,285	$15.46
Granted	961	$11.07
Exercised	(677)	$15.47
Canceled	(177)	$11.79
Outstanding at December 31, 2017	3,392	$14.41	7.2	$86,987
Exercisable at December 31, 2017	2,003	$16.53	6.3	$47,116
The total intrinsic value of options exercised in 2017, 2016 and 2015 was $14.3 million, $24,000 and $0.3 million, respectively.
In 2017, the Company determined the achievement of the performance condition for certain options granted in October 2015 was no longer considered probable, and previously recognized compensation costs of $0.7 million were reversed.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity for 2017:

	Shares (in thousands)	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2016	103	$10.31
Granted	175	10.42
Vested	—	—
Canceled	(19)	9.60
Nonvested at December 31, 2017	259	10.43

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2017, restricted stock units (“RSUs”) outstanding include 159,000 shares granted in March 2017 with performance-based conditions to employees and executives. The weighted average fair value of RSUs granted was $10.20 per share. The RSUs vest upon the approval by the FDA of the Company’s new drug application for ZX008, provided such approval occurs within five years following the grant date. Due to the uncertainties associated with the FDA approval process, approval is not yet probable, as such term is used for accounting purposes, prior to the occurrence of the event. Accordingly, no compensation expense has been recognized as of December 31, 2017 for these awards.
There were no vestings of restricted stock units in 2017, 2016 and 2015. As of December 31, 2017, nonvested restricted stock units outstanding not subject to a performance condition had a weighted average remaining contractual term of 0.2 years with an intrinsic value of $3.9 million.
Employee Stock Purchase Plan
In 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the “ESPP”), which allows employees to purchase shares of the Company’s common stock during specified offering periods at a discount to the fair market value at the time of purchase. The ESPP is implemented by overlapping, twelve-month offering periods and each offering period may contain up to two purchase periods of six months each. At any one time, there may be up to two offering periods under the ESPP. In general, a new twelve-month offering period commences on each June 1 and December 1 of a calendar year.
Stock may be purchased under the ESPP at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. Eligible employees may elect to withhold up to 20% of their compensation through payroll deductions during an offering period for the purchase of stock. The ESPP contains a reset provision whereby if the price of the Company’s common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in the preceding offering period with higher first day price will be automatically withdrawn from such offering periods and re-enrolled in the new offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering period, resulting in incremental expense to be recognized over the twelve-month period of the new offering.
The ESPP limits the maximum number of shares that may be purchased by any one participant in an offering period to 2,500 shares. In addition, the IRC limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of the offering period.
At December 31, 2017 and 2016, a total of 16,672 and 21,356 shares of common stock were reserved for issuance under the ESPP, respectively. In 2017, 2016 and 2015 35,934, 35,164, and 25,204 shares were issued under the ESPP, respectively.
Valuation of Equity Awards
The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model were as follows:

Year Ended December 31,
	2017	2016	2015
Stock Options
Risk free interest rate	1.8% to 2.3%	1.1% to 2.1%	1.5% to 1.9%
Expected term	5.1 to 6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	75.1% to 85.8%	76.5% to 78.1%	76.7% to 79.2%
Expected dividend yield	—%	—%	—%
Weighted-average fair value of option on grant date	$7.43	$6.69	$8.37

Employee Stock Purchase Plan
Risk free interest rate	1.1% to 1.6%	0.5% to 0.8%	0.1% to 0.5%
Expected term	0.5 to 1.0 years	0.5 to 1.0 years	0.5 to 1.0 years
Expected volatility	54.8% to 152.8%	59.5% to 71.3%	67.4% to 77.8%
Expected dividend yield	—%	—%	—%
The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option or purchase right being valued. The assumed dividend yield was zero as the

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

Company currently does not intend to pay dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation due to the Company’s limited history of relevant stock option exercise activity. The expected volatility was calculated based on the Company’s historical stock prices, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense in continuing operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of contract manufacturing	$71	$386	$390
Research and development	1,933	1,924	1,266
Selling, general and administrative	4,151	5,043	5,285
Total	$6,155	$7,353	$6,941
As of December 31, 2017, there was approximately $9.2 million of total unrecognized compensation costs related to outstanding equity awards scheduled to be recognized over a weighted average period of 2.3 years.

11. Employee Benefit Plan
Effective February 1, 2007, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the first day of the month following one month of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also provides the Company to make discretionary matching contributions. In 2017 and 2016, the Company made discretionary matching contributions of $0.2 million and $0.1 million, respectively. In 2015, no discretionary contributions were made.
12. Income Taxes
The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. There were no unrecognized tax benefits included in the balance sheet at December 31, 2017 and 2016, that would, if recognized, affect the tax rate.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2017	2016	2015
Beginning balance of unrecognized tax benefits	$1,248	$1,132	$1,019
Gross increases based on tax positions related to current year	633	116	113
Gross increases based on tax positions related to prior year	149	—	—
Settlements with taxing authorities	—	—	—
Expiration of statute of limitations	—	—	—
Ending balance of unrecognized tax benefits	$2,030	$1,248	$1,132

If the unrecognized tax benefits as of December 31, 2017 were reversed, there would be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance.

The Company recognizes interest and, if applicable, penalties related to income tax matters as income tax expense. No interest or penalties have been recorded for all periods presented. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

For financial reporting purposes, the components of loss from continuing operations before income taxes were as follows (in thousands):

	December 31,
	2017	2016	2015
United States	$(32,112)	$(24,285)	$(40,845)
Foreign	(93,910)	(45,349)	(16,760)
Total	$(126,022)	$(69,634)	$(57,605)
At December 31, 2017, the Company’s federal, state, and foreign income tax net operating loss carryforwards were approximately $254.4 million, $192.6 million and $135.7 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2026 and the state tax loss carryforwards will begin to expire in 2016. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal income tax law. In addition, the Company has federal and California research and development income tax credit carryforwards of $3.3 million and $4.0 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2026. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
The Company is in the process of completing an analysis under Internal Revenue Service Code (“IRC”) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. As of December 31, 2017, the Company has experienced at least three ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. The Company had a second ownership change as defined by IRC Sections 382 and 383, which occurred in September 2011 upon the issuance of common stock in its follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2011 by $121.1 million and research and development income tax credits as of December 31, 2011 by $3.0 million. The Company also reduced its California net operating loss carryforwards as of December 31, 2011 by $53.3 million as a result of the second ownership change. The Company had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture of federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change. The Company may have experienced an ownership change during 2017 and believes that any such ownership change is not expected to further reduce its federal net operating loss or research and development credit carryforwards. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the Company’s income tax benefit from continuing operations compared to the income tax benefit computed at the Federal statutory tax is was as follows (in thousands):

	December 31,
	2017	2016	2015
Income tax at 34% federal statutory rate	$(42,846)	$(23,675)	$(19,586)
State taxes, net of federal benefit	(19)	(65)	(691)
Change in valuation allowance	(11,208)	16,024	(14,042)
U.S. statutory tax rate change	36,085	—	—
Valuation allowance adjustment for continuing operations	—	—	15,498
Permanent interest disallowed	(150)	(1,832)	375
Foreign rate change - Impact on Deferred Taxes	1,619	521	(1,993)
Other permanent differences	5,774	1,307	114
Research and development tax credits	(274)	(145)	(1,060)
State tax rate benefit	56	578	2,181
Foreign rate differential	10,636	6,122	2,550
Credits and other	327	217	753
Income tax benefit	$—	$(948)	$(15,901)
ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. As a result of the gain recognized in discontinued operations from the sale of the Company’s Zohydro ER business to Pernix in 2015, ASC 740-20-45-7 required us to allocate a tax expense to discontinued operations and a tax benefit to continuing operations. The amount of income tax expense recorded as part of discontinued operations is limited to the tax benefit from income from continuing operations.  Accordingly, the Company has recorded a tax expense of $14.1 million in 2015 in discontinued operations and a corresponding income tax benefit from continuing operations. The remaining tax benefit to continuing operations primarily relates to tax rate reductions enacted in the U.K. in November 2015, which resulted in a decrease to deferred tax liability.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.
Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the transition tax on undistributed foreign earnings and profits. As such, the Company has recorded a $36.1 million reduction in deferred tax assets for the revaluation of deferred taxes which was offset by a corresponding decrease to the Company’s full valuation allowance. The reduction in deferred tax assets included provisional amounts to account for changes to IRC Section 162(m) and the impacts of the transition tax on the Company’s net operating losses. Additional work is necessary for a more detailed analysis of the impacts of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
Significant components of the Company’s deferred tax assets are presented below. A valuation allowance of $101.1 million and $112.3 million as of December 31, 2017 and 2016, respectively, has been established against the deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$87,142	$90,543
Capitalized research and development	2,155	4,504
Accrued expenses	1,310	1,240
Research and development credits	5,282	4,596
Accrued product returns	—	34
Inventory reserve and UNICAP	—	175
Amortization	630	1,680
Depreciation	163	1,533
Deferred revenue	—	475
Other, net	4,432	7,542
Total deferred tax assets	101,114	112,322
Less valuation allowance	(101,114)	(112,322)
Net deferred tax assets	—	—

Deferred tax liabilities:
IPR&D	(17,425)	(17,425)
Total deferred tax liabilities	(17,425)	(17,425)
Net deferred tax liability	$(17,425)	$(17,425)
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
The Company’s income tax expense related to taxable income generated by its wholly-owned subsidiary, Zogenix Europe Limited were not material for all years presented. In addition, the Company recorded income tax benefit of zero, $1.0 million and $2.1 million in 2017, 2016 and 2015, respectively, related to the operations of its other wholly-owned subsidiary, Zogenix International Limited.
The Company carries out extensive research and development activities that may benefit from the UK’s small and medium-sized enterprise (“SME”) research and development tax credit regime, whereby the Company may either receive an enhanced UK tax deduction on its research and development activities or a refundable cash credit. Where an entity is in a net operating loss position under the SME regime, it can surrender a portion of the losses that arise from its research and development activities in return for a refundable cash credit. These refundable cash credits, which may be received without regard to actual tax liability, are not subject to accounting for income taxes and will be recorded as a component of other income if realized. As of December 31, 2017, the Company had filed a claim for a refundable cash credit for its 2015 tax year of up to $3.1 million. The Company has not recorded a receivable for this refundable cash credit at December 31, 2017 as collectability was deemed not probable or reasonably assured.

Zogenix, Inc.
Notes to Consolidated Financial Statements (continued)

13. Summarized Quarterly Data (Unaudited)
The following financial information reflects all adjustments, which includes all normal recurring adjustments and the items described in (1) to (2) below, which are, in the opinion of management, necessary for a fair statement of the consolidated financial results of the interim periods. Summarized quarterly data for 2017 and 2016 is as follows:

	2017 Quarter Ended
	March 31	June 30 (1)	September 30 (1)	December 31 (1)
	(in thousands, except per share amounts)
Revenue	$2,696	$7,125	$—	$—
Loss from continuing operations	$(21,126)	$(22,453)	$(42,660)	$(39,783)
(Loss) income from discontinued operations	$(181)	$(555)	$(134)	$75
Net loss	$(21,307)	$(23,008)	$(42,794)	$(39,708)
Net loss per share, basic and diluted	$(0.86)	$(0.93)	$(1.68)	$(1.17)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31(2)
	(in thousands, except per share amounts)
Revenue	$9,206	$2,088	$6,570	$10,986
Loss from continuing operations	$(10,220)	$(18,246)	$(16,618)	$(23,602)
(Loss) income from discontinued operations	$(169)	$(582)	$(379)	$109
Net loss	$(10,389)	$(18,828)	$(16,997)	$(23,493)
Net loss per share, basic and diluted	$(0.42)	$(0.76)	$(0.69)	$(0.95)

(1)	In April 2017, the Company completed fulfillment of the remaining open orders under its manufacturing and supply agreement with Endo and the Company no longer has a source of recurring revenue.

(2)	Net loss from continuing operations included asset impairment charges of $8.4 million for long-lived assets and prepaid royalties associated with the production of Sumavel DosePro (See Note 6).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

2.1†	Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers	8-K/A	001-34962	December 23, 2014	10.1

2.2†	Asset Purchase Agreement, dated March 10, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.	8-K/A	001-34962	August 18, 2015	2.1

2.3†	Amendment to Asset Purchase Agreement, dated April 23, 2015, by and among the Registrant, Pernix Ireland Limited and Pernix Therapeutics Holdings, Inc.	8-K	001-34962	April 28, 2015	2.2

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-169210	October 27, 2010	3.5

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	November 8, 2012	3.2

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 10, 2015	3.3

3.4	Amended and Restated Bylaws	S-1/A	333-169210	October 27, 2010	3.7

4.1	Form of the Registrant’s Common Stock Certificate	S-1/A	333-169210	November 4, 2010	4.1

4.2	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)	S-1	333-169210	September 3, 2010	4.6

4.3	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.	S-1	333-169210	September 3, 2010	4.7

4.4	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.	10-Q	001-34962	August 12, 2011	4.12

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-169210	October 27, 2010	10.1

10.2#	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1	333-169210	September 3, 2010	10.3

10.3#	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder	S-1/A	333-169210	October 27, 2010	10.5

10.4#	2010 Employee Stock Purchase Plan and form of Offering document thereunder	S-1/A	333-169210	October 27, 2010	10.6

10.5#	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan	10-Q	001-34962	August 8, 2013	10.1

10.6#	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder	8-K	001-34962	December 5, 2013	10.1

10.7#	Annual Incentive Plan	10-Q	001-34962	May 11, 2015	10.3

10.8#	Independent Director Compensation Policy as amended and restated effective March 8, 2016	10-Q	001-34962	May 10, 2016	10.2

10.9#	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.	10-Q	001-34962	August 10, 2015	10.4

10.10#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.	10-Q	001-34962	August 10, 2015	10.5

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.11#	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.	10-K	001-34962	March 7, 2014	10.44

10.12#	Employment Agreement dated January 16, 2017, by and between the Registrant and Michael P. Smith	10-Q	001-34962	May 4, 2017	10.2

10.13#	General Release of Claims dated January 16, 2017, by and between Registrant and Ann D. Rhoads	10-Q	001-34962	May 4, 2017	10.1

10.14#	Settlement Agreement dated November 22, 2017, by and between the Registrant and Thierry Darcis					X

10.15†	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited	10-Q	001-34962	November 6, 2014	10.5

10.16	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC	S-1	333-169210	September 3, 2010	10.10

10.17	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC	S-1	333-169210	September 3, 2010	10.11

10.18	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC	S-1	333-169210	September 3, 2010	10.12

10.19	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC	10-Q	001-34962	August 10, 2015	10.8

10.20	Office Lease dated August 5, 2014 by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-34962	November 6, 2014	10.6

10.21	Controlled Equity Offering Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-211265	May 10, 2016	1.2

21.1	Subsidiaries of the Company	10-K	001-34962	March 10, 2017	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith
101
The following financial statements from Zogenix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.
X

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

ZOGENIX, INC.

Date:	March 6, 2018	By:	/s/ Stephen J. Farr
President and Chief Executive Officer

Date:	March 6, 2018	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEPHEN J. FARR, PH.D.	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2018
Stephen J. Farr, Ph.D.

/S/ MICHAEL P. SMITH	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 6, 2018
Michael P. Smith

/S/ CAM L. GARNER	Chairman of the Board	March 6, 2018
Cam L. Garner

/S/ LOUIS C. BOCK	Director	March 6, 2018
Louis C. Bock

/S/ JAMES B. BREITMEYER, M.D., Ph.D.	Director	March 6, 2018
James B. Breitmeyer, M.D., Ph.D

/S/ ROGER L. HAWLEY	Director	March 6, 2018
Roger L. Hawley

/S/ ERLE T. MAST	Director	March 6, 2018
Erle T. Mast

/S/ RENEE TANNENBAUM, Pharm.D.	Director	March 6, 2018
Renee Tannenbaum, Pharm.D.

/S/ MARK WIGGINS	Director	March 6, 2018
Mark Wiggins