Form 10-Q
period 2018-03-31
ZOGENIX, INC.
filed 2018-05-09
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2018 was 35,223,373.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$271,953	$293,503
Prepaid expenses	8,547	5,994
Other current assets	827	5,206
Total current assets	281,327	304,703
Property and equipment, net	287	245
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	1,509	3,931
Total assets	$391,857	$417,613
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,866	$3,356
Accrued expenses	16,024	10,499
Accrued compensation	3,691	6,616
Common stock warrant liabilities	495	512
Total current liabilities	23,076	20,983
Contingent consideration	76,900	76,900
Deferred income taxes	17,425	17,425
Other long-term liabilities	684	784
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 50,000 shares authorized; 34,973 and 34,808 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	35	35
Additional paid-in capital	875,957	873,526
Accumulated deficit	(602,220)	(572,040)
Total stockholders’ equity	273,772	301,521
Total liabilities and stockholders’ equity	$391,857	$417,613
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Contract manufacturing revenue	$—	$2,696
Costs and expenses:
Cost of contract manufacturing	—	2,487
Research and development	22,980	13,341
Selling, general and administrative	8,070	6,554
Asset impairment charges	—	813
Change in fair value of contingent consideration	—	600
Total costs and expenses	31,050	23,795
Loss from operations	(31,050)	(21,099)
Other income (expense):
Interest income	833	94
Interest expense	(6)	(671)
Change in fair value of common stock warrant liabilities	17	587
Other income (expense)	26	(20)
Total other income (expense)	870	(10)
Loss from continuing operations before income taxes	(30,180)	(21,109)
Income tax expense	—	(17)
Net loss from continuing operations	(30,180)	(21,126)
Loss from discontinued operations, net of taxes	—	(181)
Net loss	$(30,180)	$(21,307)
Net loss per share, basic and diluted:
Continuing operations	$(0.87)	$(0.85)
Discontinued operations	$—	$(0.01)
Total	$(0.87)	$(0.86)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	34,841	24,813

Comprehensive loss	$(30,180)	$(21,307)
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(30,180)	$(21,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,912	1,673
Depreciation and amortization	23	213
Amortization of debt issuance costs and debt discount	—	252
Asset impairment charges	—	813
Change in fair value of common stock warrant liabilities	(17)	(587)
Change in fair value of contingent consideration	—	600
Changes in operating assets and liabilities:
Trade accounts receivable	—	11,550
Inventory	—	(2,052)
Prepaid expenses and other assets	2,588	226
Accounts payable, accrued expenses and other liabilities	891	(2,525)
Deferred revenue	—	(273)
Net cash used in operating activities	(24,783)	(11,417)
Investing activities:
Purchases of property and equipment	(65)	(26)
Net cash used in investing activities	(65)	(26)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	3,590	—
Taxes paid related to net share settlement of equity awards	(292)	—
Net cash provided by financing activities	3,298	—
Net decrease in cash and cash equivalents	(21,550)	(11,443)
Cash and cash equivalents, beginning of the period	293,503	91,551
Cash and cash equivalents, end of the period	$271,953	$80,108

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation
Zogenix, Inc. and its wholly-owned subsidiaries (the “Company”) is a pharmaceutical company developing and commercializing innovative central nervous system (“CNS”) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. The Company’s current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders and its lead product candidate is ZX008. ZX008 is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut Syndrome. The Company operates in one business segment—the research, development and commercialization of pharmaceutical products and its headquarters are located in Emeryville, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. Previously reported “Interest expense, net” have been reclassified to present interest income and interest expense separately in the accompanying condensed consolidated statements of operations and comprehensive loss. The results of operations for any interim period are not necessarily indicative of results of operations for any future period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018.
Future Funding Requirements
Excluding gains from two discrete business divestitures, the Company has incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $602.2 million at March 31, 2018. The Company expects to continue to incur significant operating losses and negative cash flows from operations to advance its product candidates through development and commercialization. Additionally, upon acceptance of the Company’s regulatory submissions for ZX008 by the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”), if at all, each a milestone event, the Company will owe milestone payments under an existing agreement in connection with the Company’s prior acquisition of ZX008. To date, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Until such time, if ever, the Company can generate a sufficient amount of revenue to finance its cash requirements, the Company may need to continue to rely on additional financing to achieve its business objectives. However, if such financing is not available at adequate levels when needed, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of its business plans, and its operating results and financial condition would be adversely affected.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Accounting Pronouncements Recently Adopted
Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance (collectively, “Topic 606”) amended the existing accounting standards for revenue recognition. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements as the Company does not have any contracts with customers
ASU 2016-15, Statement of Cash Flows (Topic 230) provides guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this ASU are applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of this accounting standards update did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business narrows the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This accounting standards update is required to be applied prospectively to transactions occurring after the date of adoption. The impact of the adoption on the Company's financial position and results of operations will be dependent upon future acquisitions or disposals, if any. The Company adopted ASU 2017-09 effective January 1, 2018.
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting provides guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this accounting standards update did not have a material impact on the Company’s condensed consolidated financial statements.
On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax. In December 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months. The Company has adopted SAB 118 and currently considers its accounting of the impact of U.S. federal tax reform to be incomplete but continues to make a reasonable estimate of the effects on our existing deferred tax assets. The Company expects to complete the remainder of the analysis within the measurement period in accordance with SAB 118. Adjustments, if any, are not expected to impact the condensed consolidated statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.
Accounting Pronouncements Issued But Not Yet Effective
ASU 2016-02, Leases (Topic 842) requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, the lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and the liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15,

2018, and interim periods therein. Early adoption is permitted. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. We intend to adopt the standard on the effective date but have not yet selected a transition method. We are in the process of inventorying and scoping our population of leased assets in order to assess the impact Topic 842. Topic 842 is expected to impact the Company’s condensed consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management is currently evaluating the impact of the adoption of Topic 842 will have on the Company’s financial position and results of operations. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its condensed consolidated balance sheet related to leases.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing and impact of adopting this accounting standard update on its condensed consolidated financial statements and related disclosures.
Note 3 – Fair Value Measurements
The carrying amount of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued expenses and accrued compensation approximate their fair value due to their short maturities.
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
The fair value of cash equivalents was determined based on Level 1 inputs utilizing quoted prices in active markets. The fair value of the Company’s common stock warrant liabilities and contingent consideration liabilities were determined based on Level 3 inputs using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Assets
Cash equivalents(1)	$256,615	$—	$—	$256,615
Liabilities
Common stock warrant liabilities(2)	$—	$—	$495	$495
Contingent consideration liabilities(3)	$—	$—	$76,900	$76,900

December 31, 2017
Assets
Cash equivalents(1)	$289,782	$—	$—	$289,782
Liabilities
Common stock warrant liabilities(2)	$—	$—	$512	$512
Contingent consideration liabilities(3)	$—	$—	$76,900	$76,900

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the condensed consolidated balance sheets.

(2)
Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. The Company estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of December 31, 2017 and March 31, 2018, common stock warrant liabilities relate to warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share. The warrants will expire in July 2021.

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 (in thousands):

	December 31, 2017	Change in Fair Value	March 31, 2018	December 31, 2016	Change in Fair Value	March 31, 2017
Contingent consideration liabilities	$76,900	$—	$76,900	$52,800	$600	$53,400
Common stock warrant liabilities	512	(17)	495	809	(587)	222
The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.
Note 4 – Commitments and Contingencies
Leases
The Company has two noncancelable operating leases consisting of administrative and research and development office space for its Emeryville, California headquarters and former headquarters in San Diego, California that expire in November 2022 and March 2020, respectively. The former headquarters has been subleased to an unrelated third party for the remainder of the Company’s original lease term. Future minimum lease payments under our non-cancellable operating leases at March 31, 2018, net of sublease income, were as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2018 (remaining 9 months)	$1,424	$(379)	$1,045
2019	1,955	(576)	1,379
2020	1,234	(148)	1,086
2021	1,004	—	1,004
2022	946	—	946
Total	$6,563	$(1,103)	$5,460
Legal Matters
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
Note 5 – Stock-Based Compensation
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In March 2018, our board of directors approved an amendment and restatement of our non-employee director compensation policy, pursuant to which any non-employee director who is first elected to the board of directors is granted an option to purchase 20,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, commencing with the 2018 annual meeting, each non-employee director is eligible to receive an option to purchase 15,000 shares of common stock. Prior to March 2018, under our non-employee director compensation policy, any non-employee director who was first elected to the board of directors was granted an option to purchase 30,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each annual meeting of our stockholders, each non-employee director was eligible to receive an option to purchase 20,000 shares of common stock.
Equity Incentive Awards Activity

Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Shares (in thousands)	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	3,392	$14.41
Granted	490	42.37
Exercised	(102)	19.09
Canceled	(7)	19.00
Outstanding at March 31, 2018	3,773	$17.90

Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Shares (in thousands)	Weighted- Average Fair Value per Share at Grant Date
Outstanding as of December 31, 2017	259	$10.43
Granted	131	42.65
Vested	(97)	10.38
Canceled	—	—
Outstanding as of March 31, 2018	293	$24.84
As of March 31, 2018, outstanding restricted stock units included 162,000 granted in March 2017 with performance-based conditions to employees and executives. The restricted stock units vest upon the approval of the Company’s new drug application for ZX008 by the FDA, provided such approval occurs within five years following the grant date. Due to the uncertainties associated with the FDA approval process, approval is not yet probable, as such term is used for accounting purposes, prior to the occurrence of the event. Accordingly, no compensation expense has been recognized to date for these performance-based awards.
Valuation of Equity Awards
The estimated grant date fair value of the stock options was estimated using the Black-Scholes option pricing model, based on the following assumptions:

Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.3% to 2.7%	2.1% to 2.3%
Expected term	6.0 to 6.1 years	6.0 to 6.1 years
Expected volatility	84.2% to 85.2%	76.4% to 76.6%
Expected dividend yield	—%	—%
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of contract manufacturing	$—	$77
Research and development	681	517
Selling, general and administrative	1,231	1,079
Total	$1,912	$1,673

Note 6 – Net Loss Per Share
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
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss from continuing operations	$(30,180)	$(21,126)

Denominator:
Shares used in per share calculation	34,841	24,813

Net loss from continuing operations per share, basic and diluted	$(0.87)	$(0.85)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Shares subject to outstanding common stock options	3,478	3,490
Shares subject to outstanding restricted stock units	266	137
Shares subject to outstanding warrants to purchase common stock	38	1,975
Total	3,782	5,602

Note 7 – Other
The Company carries out extensive research and development activities that may benefit from the UK’s small and medium-sized enterprise research and development tax credit regime, whereby the Company may either receive an enhanced UK tax deduction on its research and development activities or a refundable cash credit. As of March 31, 2018, the Company has only filed a claim for a refundable cash credit for its 2015 tax year of up to $3.1 million. The Company has not recorded a receivable for this refundable cash credit at March 31, 2018 as collectability was not yet deemed probable or reasonably assured.

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
The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
We are a pharmaceutical company developing and commercializing innovative central nervous system (“CNS”) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. Our current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders.
We currently own and control worldwide development and commercialization rights to ZX008, our lead Phase 3 product candidate. ZX008 is low-dose fenfluramine for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome, or LGS.
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and the European Union (the “EU”) for the treatment of Dravet syndrome. In addition, ZX008 for the treatment of Dravet syndrome received Fast Track designation from the FDA in January 2016 and Breakthrough Therapy designation in February 2018.

We initiated our Phase 3 clinical trials in North America (“Study 1501”) in January 2016 and in Europe and Australia in June 2016 (“Study 1502”). Study 1501 and Study 1502 are each identical randomized, double-blind placebo-controlled studies of ZX008 as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1”. In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for the 119 patients included in the Study 1 Phase 3 trial. The Study 1 trial met its primary objective of demonstrating that ZX008, at a dose of 0.8 mg/kg/day, is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). In the trial, ZX008 at a dose of 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day ZX008 dose versus placebo also demonstrated statistically significant improvement compared with placebo. ZX008 was generally well tolerated without any signs or symptoms of valvulopathy or pulmonary hypertension. In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of ZX008 when co-administered with the stiripentol regimen (stiripentol, valproate and clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504, a two-arm study that compares ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which currently includes sites in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. Study 1504 is targeted to enroll approximately 40 patients per treatment group. In January 2018, we completed enrollment of this study and expect to report top-line results from the trial in mid-2018. We believe we are on track to submit applications for regulatory approvals for ZX008 in the United States and Europe in the fourth quarter of 2018.
LGS is another rare, refractory, debilitating pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of ZX008 as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the American Epilepsy Society. These data demonstrated that ZX008 provided clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, ZX008 was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that ZX008 has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an investigational new drug (“IND”) application to the FDA to initiate a Phase 3 program of ZX008 in LGS, which became effective in April 2017. In the first half of 2017, ZX008 received orphan drug designation for the treatment of LGS from the FDA in the United States and the European Medicines Agency (“EMA”) in the EU. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of ZX008 as an adjunctive treatment for seizures in patients with LGS (“Study 1601”) with the enrollment of the first patient into the study.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
We believe that the assumptions and estimates associated with revenue recognition, the impairment assessments related to goodwill and indefinite-lived intangible assets, estimated fair value of contingent consideration, clinical trials expense accruals and the related prepaid expenses, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2 “Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
Contract Manufacturing Revenue

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Contract manufacturing revenue	$—	$2,696	$(2,696)
Through April 2017, we generated contract manufacturing revenue from supplying Sumavel DosePro to Endo International plc (“Endo”), who purchased our Sumavel DosePro business in May 2014. In September 2017, we and Endo terminated the supply agreement. As a result, we did not generate any contract manufacturing revenue in the three months ended March 31, 2018 and no longer have contracts with customers.
Cost of Contract Manufacturing

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Cost of contract manufacturing	$—	$2,487	$(2,487)
We did not incur contract manufacturing costs during the three months ended March 31, 2018 as a result of the aforementioned termination of the supply agreement to manufacture and supply Sumavel DosePro to Endo.
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Research and development	$22,980	$13,341	$9,639
Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: license and milestone payments; payments made to third-party clinical research organizations (“CROs”) and investigational sites, which conduct our clinical trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses.
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

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
ZX008	$16,568	$9,193	$7,375
Other(1)	6,412	4,148	2,264
Total	$22,980	$13,341	$9,639

(1)
Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as development costs incurred for other product candidates.

We acquired ZX008 in October 2014 and have since incurred significant expenditures related to conducting clinical trials of ZX008. Research and development expenses for ZX008 increased by $7.4 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase reflects the progression and expansion of our clinical trial activities related to our ongoing Phase 3 development program of ZX008 in Dravet syndrome. The increase was also due to expenditures for our Phase 3 clinical trial of ZX008 as an adjunctive treatment for seizures in patients with LGS, which was initiated in November 2017.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Selling	$2,445	$1,296	$1,149
General and administrative	5,625	5,258	367
Total selling, general and administrative	$8,070	$6,554	$1,516
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
Selling expense increased by $1.1 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was due to costs incurred for market research and commercialization planning as we prepare for the potential commercialization of ZX008.
General and administrative expense increased by $0.4 million in the three months ended March 31, 2018 compared to the same period in 2017 and was primarily attributable to annual employee merit increases and associated payroll taxes.
Impairment Charges

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Asset impairment charges	$—	$813	$(813)
Asset impairment charges for the three months ended March 31, 2017 resulted from the wind down of our contract manufacturing operations.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Change in fair value of contingent consideration	$—	$600	$(600)
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

For the three months ended March 31, 2018, there were no significant changes in the fair value of contingent consideration from December 31, 2017 as the increase in the present value of the financial liability due to the passage of time was offset by an equal amount due to an increase in the discount rate used to reflect current market conditions. For the three months ended March 31, 2017, the change in fair value of contingent consideration expense was primarily due to a shorter discount period to reflect the passage of time.
Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Other income (expense)	$870	$(10)	$880
Other income (expense) primarily consists of interest income, interest expense, changes in fair value of our common stock warrant liabilities and foreign currency gains and losses resulting from transactions denominated in U.K. pounds sterling and euros.
For the three months ended March 31, 2018, other income was attributed to interest income generated from our cash balances. For the three months ended March 31, 2017, other expense consisted of interest expense of $0.7 million, partially offset by a mark-to-market adjustment to our common stock warrant liability, which resulted in the recognition of an unrealized gain of $0.6 million.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. We had an accumulated deficit of $602.2 million at March 31, 2018. To date, we have relied primarily on the proceeds from equity offerings to finance our operations. We expect to continue to incur significant operating losses and negative cash flows from operations to advance our product candidates through development and commercialization. Additionally, upon acceptance of our regulatory submissions for ZX008 by the FDA or the EMA, if at all, each a milestone event, we will owe milestone payments under an existing agreement in connection with our prior acquisition of ZX008. We currently do not engage in any revenue-generating activities. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ZX008. As of March 31, 2018, we had cash and cash equivalents of $272.0 million.
We currently have an at-the-market sales agreement (“ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million under our previously filed and effective registration statement (File No. 333-220759) and a prospective supplement filed in December 2017. Cantor is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds of the sales price of all common stock sold under the ATM Agreement. We and Cantor may each terminate the ATM Agreement at any time upon ten days’ prior notice. As of March 31, 2018, we have not sold any shares of common stock under the 2017 prospectus supplement pursuant to the ATM Agreement.
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
The following table presents selected information from our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents, beginning of the period	$293,503	$91,551
Net cash used in operating activities	(24,783)	(11,417)
Net cash used in investing activities	(65)	(26)
Net cash provided by financing activities	3,298	—
Net decrease in cash and cash equivalents	(21,550)	(11,443)
Cash and cash equivalents, end of the period	$271,953	$80,108
Operating Activities
For the three months ended March 31, 2018, net cash used in operating activities was primarily attributable to a net loss of $30.2 million, offset by non-cash charges of $1.9 million and a net cash inflow from changes in operating assets and liabilities of $3.5 million. Non-cash charges were primarily attributable to stock-based compensation. The increase in cash provided by operating assets and liabilities was attributable to a $2.6 million decrease in prepaid expenses and other assets and a $0.9 million increase in accounts payable, accrued and other liabilities. The decrease in prepaid expenses was primarily attributable to the timing of prepaid clinical trial costs. The increase in accounts payable, accrued and other liabilities were due to the timing of payments and an increase in amounts accrued for clinical trial expenses, partially offset by a decrease in accrued compensation due to payments of 2017 incentive compensation.
For the three months ended March 31, 2017, net cash used in operating activities consisted of a net loss of $21.3 million, offset by non-cash charges of $3.0 million and a net cash inflow from changes in operating assets and liabilities of $6.9 million.
Investing Activities
For the three months ended March 31, 2018, and 2017, net cash used in investing activities was attributable to purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2018, net cash provided by financing activities was attributable to $3.6 million of proceeds from common stock issuance pursuant to our equity incentive plans offset by $0.3 million of payments to remit withholding taxes related to the vesting of restricted stock units that were net share-settled to cover the required withholding tax.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the three months ended March 31, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material updates to the legal proceedings as set forth in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2018, we had 34,973,300 shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
Certain of our directors and executive officers have established, or may establish, programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(6)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Warrant dated June 30, 2008 issued by the Registrant to Oxford Finance Corporation

4.3(1)	Warrant dated June 30, 2008 issued by the Registrant to CIT Healthcare LLC (subsequently transferred to The CIT Group/Equity Investments, Inc.)

4.4(1)	Transfer of Warrant dated March 24, 2009 from CIT Healthcare LLC to The CIT Group/Equity Investments, Inc.

4.5(4)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1†	Independent Director Compensation Policy, as amended and restated effective March 14, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 3, 2010.

(2)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on October 27, 2010.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.

(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2011.

(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.

(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.

†	Management contract or compensatory plan or arrangement.

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

ZOGENIX, INC.

Date:	May 9, 2018	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)