Form 10-Q
period 2018-06-30
ZOGENIX, INC.
filed 2018-08-06
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2018 was 35,826,933.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$272,103	$293,503
Prepaid expenses	9,089	5,994
Other current assets	3,933	5,206
Total current assets	285,125	304,703
Property and equipment, net	279	245
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other assets	1,040	3,931
Total assets	$395,178	$417,613
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,434	$3,356
Accrued clinical trial expenses	12,160	8,657
Accrued compensation	3,267	6,616
Other accrued liabilities	2,501	1,842
Contingent consideration, current portion	18,500	—
Common stock warrant liabilities	543	512
Total current liabilities	41,405	20,983
Contingent consideration	55,900	76,900
Deferred income taxes	17,425	17,425
Other long-term liabilities	582	784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 35,827 and 34,808 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	36	35
Additional paid-in capital	911,087	873,526
Accumulated deficit	(631,257)	(572,040)
Total stockholders’ equity	279,866	301,521
Total liabilities and stockholders’ equity	$395,178	$417,613
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract manufacturing revenue	$—	$7,125	$—	$9,821
Costs and expenses:
Cost of contract manufacturing	—	8,242	—	10,729
Research and development	26,741	14,850	49,721	28,191
Selling, general and administrative	8,577	5,502	16,647	12,056
Asset impairment charges	—	107	—	920
Change in fair value of contingent consideration	(2,500)	500	(2,500)	1,100
Total costs and expenses	32,818	29,201	63,868	52,996
Loss from operations	(32,818)	(22,076)	(63,868)	(43,175)
Other income (expense):
Interest income	1,029	117	1,862	211
Interest expense	—	(692)	(6)	(1,363)
Change in fair value of common stock warrant liabilities	(48)	153	(31)	740
Other income, net	2,998	29	3,024	9
Total other income (expense)	3,979	(393)	4,849	(403)
Loss from continuing operations before income taxes	(28,839)	(22,469)	(59,019)	(43,578)
Income tax benefit (expense)	—	16	—	(1)
Net loss from continuing operations	(28,839)	(22,453)	(59,019)	(43,579)
Loss from discontinued operations, net of taxes	(198)	(555)	(198)	(736)
Net loss	$(29,037)	$(23,008)	$(59,217)	$(44,315)
Net loss per share, basic and diluted:
Continuing operations	$(0.82)	$(0.90)	$(1.68)	$(1.76)
Discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Total	$(0.83)	$(0.93)	$(1.69)	$(1.79)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	35,355	24,822	35,099	24,817

Comprehensive loss	$(29,037)	$(23,008)	$(59,217)	$(44,315)
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(59,217)	$(44,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,971	2,804
Depreciation and amortization	50	366
Amortization of debt issuance costs and debt discount	—	506
Inventory write-down	—	2,232
Asset impairment charges	—	920
Change in fair value of common stock warrant liabilities	31	(740)
Change in fair value of contingent consideration	(2,500)	1,100
Changes in operating assets and liabilities:
Trade accounts receivable	—	7,893
Inventory	—	2,583
Prepaid expenses and other current assets	(3,482)	2,602
Other assets	2,891	(848)
Accounts payable, accrued and other liabilities	1,689	150
Deferred revenue	—	(1,245)
Net cash used in operating activities	(55,567)	(25,992)
Investing activities:
Purchases of property and equipment	(84)	(35)
Net cash used in investing activities	(84)	(35)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	5,427	237
Taxes paid related to net share settlement of equity awards	(1,426)	—
Proceeds from issuance of common stock under an at-the-market offering, net of issuance costs	30,250	—
Net cash provided by financing activities	34,251	237
Net decrease in cash and cash equivalents	(21,400)	(25,790)
Cash and cash equivalents, beginning of the period	293,503	91,551
Cash and cash equivalents, end of the period	$272,103	$65,761
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation
Zogenix, Inc., including its wholly-owned subsidiaries (the “Company”), is a pharmaceutical company developing and commercializing innovative central nervous system (“CNS”) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. The Company’s current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders and its lead product candidate is ZX008. ZX008 is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut Syndrome. The Company operates in one business segment—the research, development and commercialization of pharmaceutical products and its headquarters are located in Emeryville, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. “Accrued clinical trial expenses” and “Other accrued liabilities”, which previously were reported as “Accrued expenses” on the condensed consolidated balance sheet, are now reported as separate line items. Additionally, previously reported “Interest expense, net” have been reclassified to present interest income and interest expense separately in the accompanying condensed consolidated statements of operations and comprehensive loss. The results of operations for any interim period are not necessarily indicative of results of operations for any future period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018.
Future Funding Requirements
Excluding gains from two discrete business divestitures, the Company has incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $631.3 million at June 30, 2018. The Company expects to continue to incur significant operating losses and negative cash flows from operations to advance its product candidates through development and commercialization. Additionally, upon acceptance of the Company’s regulatory submissions for ZX008 by the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”) and regulatory approval of ZX008 by the FDA or EMA, if at all, each a milestone event, the Company will owe milestone payments under an existing agreement in connection with the Company’s prior acquisition of ZX008. To date, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Until such time, if ever, the Company can generate a sufficient amount of revenue to finance its cash requirements, the Company may need to continue to rely on additional financing to achieve its business objectives. However, if such financing is not available at adequate levels when needed, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of its business plans, and its operating results and financial condition would be adversely affected.

Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Accounting Pronouncements Recently Adopted
Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance (collectively, “Topic 606”) amended the existing accounting standards for revenue recognition. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements as the Company does not have any contracts with customers.
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
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business narrows the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This accounting standards update is required to be applied prospectively to transactions occurring after the date of adoption. The Company adopted ASU 2017-09 effective January 1, 2018. The impact of the adoption on the Company's condensed consolidated financial statements was not material but could impact future acquisitions, if any.
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
Accounting Pronouncements Issued But Not Yet Effective
ASU 2016-02, Leases (Topic 842) establishes a right-of-use model (“ROU”) that requires all lessees to recognize ROU assets and liabilities for leases with a duration greater than one year on the balance sheet as well as provide disclosures with respect to certain qualitative and quantitative information regarding the amount, timing and uncertainty of cash flows arising from leases. Both a ROU asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with various practical expedients allowed. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease accounting guidance. The Company intends to adopt the standard on January 1, 2019 by recognizing a cumulative effect adjustment to the opening balance of retained earnings and utilizing the practical expedient that allows the Company to not reassess whether an expired or existing contract contains a lease, the classification of leases or initial direct costs. The Company is in the process of inventorying and scoping its existing lease contracts. While the Company is currently evaluating the impact of adopting this accounting standard update on its condensed consolidated financial statements and related disclosures, the Company anticipates that ROU assets corresponding liabilities will be recognized in its condensed consolidated balance sheets related to its lease arrangements. The adoption of this accounting standard update is also expected to impact the Company’s condensed consolidated financial statement disclosures.
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
The fair value of cash equivalents was determined based on Level 1 inputs utilizing quoted prices in active markets. The fair value of the Company’s common stock warrant liabilities and contingent consideration liabilities were determined based on Level 3 inputs using valuation models with significant unobservable inputs. Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Assets
Cash equivalents(1)	$252,894	$—	$—	$252,894
Liabilities
Common stock warrant liabilities(2)	$—	$—	$543	$543
Contingent consideration liabilities(3)	$—	$—	$74,400	$74,400

December 31, 2017
Assets
Cash equivalents(1)	$289,782	$—	$—	$289,782
Liabilities
Common stock warrant liabilities(2)	$—	$—	$512	$512
Contingent consideration liabilities(3)	$—	$—	$76,900	$76,900

(1)	Cash equivalents are comprised of money market fund shares and are included as a component of cash and cash equivalents on the condensed consolidated balance sheets.

(2)
Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. The Company estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of December 31, 2017 and June 30, 2018, common stock warrant liabilities relate to warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share. The warrants will expire in July 2021.

(3)
In connection with a prior acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. The Company estimated the fair value of the contingent consideration liabilities on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Subsequent to the acquisition date, at each reporting period prior to settlement, the Company revalues these liabilities by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration liabilities. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration liabilities would primarily reflect the passage of time and risk-adjusted interest rates. Significant judgment is used in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The potential contingent consideration payments required upon achievement of development, regulatory approval and sales-based milestones related to the Company’s acquisition of ZX008 range from zero if none of the milestones are achieved to a maximum of $95.0 million (undiscounted).

As of June 30, 2018, the Company has classified $18.5 million of the total fair value of its contingent consideration liability based upon the Company’s reasonable expectation as to the timing of when the milestone payments associated with the acceptance of the Company’s regulatory submissions for ZX008 by the FDA and EMA will be made.
There were no transfers between levels during the periods presented.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	March 31, 2018	Change in Fair Value	June 30, 2018	March 31, 2017	Change in Fair Value	June 30, 2017
Contingent consideration liabilities	$76,900	$(2,500)	$74,400	$53,400	$500	$53,900
Common stock warrant liabilities	495	48	543	222	(153)	69

	December 31, 2017	Change in Fair Value	June 30, 2018	December 31, 2016	Change in Fair Value	June 30, 2017
Contingent consideration liabilities	$76,900	$(2,500)	$74,400	$52,800	$1,100	$53,900
Common stock warrant liabilities	512	31	543	809	(740)	69

The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.
Note 4 – Commitments and Contingencies
Leases
The Company has two noncancelable operating leases consisting of administrative and research and development office space for its Emeryville, California headquarters and former headquarters in San Diego, California that expire in November 2022 and March 2020, respectively. The former headquarters has been subleased to an unrelated third party for the remainder of the Company’s original lease term. Future minimum lease payments under our non-cancellable operating leases at June 30, 2018, net of sublease income, were as follows (in thousands):

	Gross Lease Payments	Sublease Income	Net Lease Payments
2018 (remaining 6 months)	$952	$(258)	$694
2019	1,955	(576)	1,379
2020	1,234	(148)	1,086
2021	1,004	—	1,004
2022	946	—	946
Total	$6,091	$(982)	$5,109
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
Note 5 – Stockholders’ Equity
The Company currently has an at-the-market (“ATM”) sales agreement with Cantor Fitzgerald & Co. (“Cantor”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $75.0 million under a previously filed and effective registration statement on Form S-3 (File No. 333-220759) and a prospectus supplement filed in December 2017. Cantor is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds of the sales price of all common stock sold under the ATM sales agreement. The Company and Cantor may each terminate the ATM sales agreement at any time upon ten days’ prior notice.
In the second quarter of 2018, the Company issued a total of 740,417 shares of its common stock under the ATM offering program and received net proceeds of approximately $30.3 million after deducting $1.1 million of commissions and other offering expenses.

Note 6 – Stock-Based Compensation
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
Equity Incentive Awards Activity

Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2018 (in thousands, except per share data):

	Shares (in thousands)	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	3,392	$14.41
Granted	657	42.14
Exercised	(193)	17.78
Canceled	(19)	21.90
Outstanding at June 30, 2018	3,837	$18.95

Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2018 (in thousands, except per share data):

	Shares (in thousands)	Weighted- Average Fair Value per Share at Grant Date
Outstanding as of December 31, 2017	259	$10.43
Granted	131	42.65
Vested	(98)	10.74
Canceled	(2)	42.65
Outstanding as of June 30, 2018	290	$24.61

As of June 30, 2018, outstanding restricted stock units included 162,000 granted in March 2017 with performance-based conditions to employees and executives. The restricted stock units vest upon the approval of the Company’s new drug application for ZX008 by the FDA, provided such approval occurs within five years following the grant date. Due to the uncertainties associated with the FDA approval process, approval is not yet probable, as such term is used for accounting purposes, prior to the occurrence of the event. Accordingly, no compensation expense has been recognized to date for these performance-based awards.
Valuation of Equity Awards
The estimated grant date fair value of the stock options was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk free interest rate	2.6% to 2.9%	1.9% to 2.0%	2.3% to 2.9%	1.9% to 2.3%
Expected term	5.3 to 6.1 years	5.1 to 6.1 years	5.3 to 6.1 years	5.1 to 6.1 years
Expected volatility	80.1% to 83.6%	76.0% to 76.3%	80.1% to 85.2%	76.0% to 76.6%
Expected dividend yield	—%	—%	—%	—%
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of contract manufacturing	$—	$(6)	$—	$71
Research and development	1,062	502	1,743	1,019
Selling, general and administrative	1,997	635	3,228	1,714
Total	$3,059	$1,131	$4,971	$2,804

Note 7 – Net Loss Per Share
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
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss from continuing operations	$(28,839)	$(22,453)	$(59,019)	$(43,579)

Denominator:
Shares used in per share calculation	35,355	24,822	35,099	24,817

Net loss from continuing operations per share, basic and diluted	$(0.82)	$(0.90)	$(1.68)	$(1.76)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares subject to outstanding common stock options	3,816	4,020	3,648	3,756
Shares subject to outstanding restricted stock units	292	273	279	205
Shares subject to outstanding warrants to purchase common stock	38	1,975	38	1,975
Total	4,146	6,268	3,965	5,936

Note 8 – United Kingdom (U.K.) Research and Development Incentives
The Company carries out extensive research and development activities that benefit from the U.K.’s small and medium-sized enterprise (“SME”) research and development tax credit regime, whereby the Company may either receive an enhanced U.K. tax deduction on its eligible research and development activities or, when an SME entity is in a net operating loss position, elect to surrender net operating losses that arise from its eligible research and development activities in exchange for a cash payment from the U.K. tax authorities. These refundable cash credits, which may be received without regard to actual tax liability, are not subject to accounting for income taxes and have been recorded as a component of other income.
As of December 31, 2017, the Company had filed a claim as an SME for a $3.0 million refundable cash credit for its 2015 tax year for qualifying research and development activities incurred in that year. The claim was accrued for as a receivable within other current assets at June 30, 2018 based on communication from the U.K. tax authorities in June 2018 and subsequent receipt of the cash in July 2018. The Company has not filed claims for any refundable cash credit for its 2016 or 2017 tax years, nor has it recorded any balances related to claims for these years or for the 2018 tax year, as collectability is deemed not probable or reasonably assured.

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
ZX008 for Patients with Dravet Syndrome
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. ZX008 has received orphan drug designation in the United States and the European

Union (the “EU”) for the treatment of Dravet syndrome. In addition, ZX008 for the treatment of Dravet syndrome received Fast Track designation from the FDA in January 2016 and Breakthrough Therapy designation in February 2018.
Study 1501 and 1502 (“Study 1”)
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
Study 1504
In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of ZX008 in Dravet syndrome patients who are taking stiripentol, valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of ZX008 when co-administered with the stiripentol regimen (stiripentol, valproate and/or clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504, a two-arm study that compared ZX008 versus placebo across the titration and 12-week maintenance periods at multiple sites, which included sites in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. In January 2018, patient enrollment was completed at 87 patients and randomized between the ZX008-arm (n=43) or placebo (n=44).
Announcement of Top-line Clinical Trial Results for Study 1504
On July 12, 2018, we reported positive top-line results from Study 1504. The study results, which are consistent with those reported in Study 1, successfully met the primary objective of demonstrating that ZX008, at a dose of 0.5 mg/kg/day, is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 15-week treatment period (p<0.001). In the trial, ZX008 at a dose of 0.5 mg/kg/day also demonstrated statistically significant improvements versus placebo in both key secondary measures, the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. ZX008 was generally well-tolerated in this study, with the adverse events consistent with those observed in Study 1 and the known safety profile of fenfluramine. We believe we are on track to submit applications for regulatory approvals for ZX008 in the United States and Europe in the fourth quarter of 2018.
ZX008 for Patients with LGS
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

Study 1601
In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of ZX008 as an adjunctive treatment for seizures in patients with LGS (“Study 1601”). Study 1601 is planned for up to 85 sites in North America, Europe, Asia-Pacific, South America, South Africa and Australia and is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of ZX008, low-dose fenfluramine, when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of ZX008 (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. We are targeting a total of 225 randomized patients (75 per treatment arm) in the trial. The primary endpoint of the clinical trial is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose. The key secondary endpoints include change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.2 mg/kg/day dose, and the proportion of patients achieving a 50 percent reduction in drop seizures. Part 2 of the clinical trial will be a 12-month open-label extension to evaluate the long-term safety, tolerability and effectiveness of ZX008.
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
We believe that the assumptions and estimates associated with revenue recognition, the impairment assessments related to goodwill and indefinite-lived intangible assets, estimated fair value of contingent consideration, accrued clinical trial expenses and the related prepaid expenses, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2 “Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2018 and 2017
Contract Manufacturing Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Contract manufacturing revenue	$—	$7,125	$(7,125)	$—	$9,821	$(9,821)
Through April 2017, we generated contract manufacturing revenue from supplying Sumavel DosePro to Endo International plc (“Endo”), who purchased our Sumavel DosePro business in May 2014. In September 2017, we and Endo terminated the supply agreement. As a result, we did not generate any contract manufacturing revenue in the three and six months ended June 30, 2018 and no longer have any contracts with customers.

Cost of Contract Manufacturing

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Cost of contract manufacturing	$—	$8,242	$(8,242)	$—	$10,729	$(10,729)
We did not incur contract manufacturing costs during the three and six months ended June 30, 2018 as a result of the aforementioned termination of the supply agreement to manufacture and supply Sumavel DosePro to Endo.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Research and development	$26,741	$14,850	$11,891	$49,721	$28,191	$21,530
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
ZX008	$19,415	$9,398	$10,017	$35,983	$18,591	$17,392
Other(1)	7,326	5,452	1,874	13,738	9,600	4,138
Total	$26,741	$14,850	$11,891	$49,721	$28,191	$21,530

(1)
Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as development costs incurred for other product candidates.

We acquired ZX008 in October 2014 and have since incurred significant expenditures related to conducting clinical trials of ZX008. Research and development expenses increased by $11.9 million and $21.5 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase reflects the progression and expansion of our clinical trial activities related to our ongoing Phase 3 development program of ZX008 in Dravet syndrome. In addition, the increase in the three and six months ended June 30, 2018 was also due to research and development activities for our Phase 3 clinical trial of ZX008 as an adjunctive treatment for seizures in patients with LGS, which was initiated in November 2017.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Selling	$2,266	$1,127	$1,139	$4,711	$2,423	$2,288
General and administrative	6,311	4,375	1,936	11,936	9,633	2,303
Total selling, general and administrative	$8,577	$5,502	$3,075	$16,647	$12,056	$4,591

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
Selling expense increased by $1.1 million and $2.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily attributable to costs incurred for market research and commercialization planning as we prepare for the potential commercialization of ZX008 for Dravet syndrome.
General and administrative expense increased by $1.9 million and $2.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 and was primarily attributable to personnel-related costs, including stock-based compensation, due to increases in headcount.
Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Asset impairment charges	$—	$107	$(107)	$—	$920	$(920)
Asset impairment charges for the three and six months ended June 30, 2017 primarily resulted from the wind down of our contract manufacturing operations.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Change in fair value of contingent consideration	$(2,500)	$500	$(3,000)	$(2,500)	$1,100	$(3,600)
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
For the three and six months ended June 30, 2018, we recorded a noncash unrealized gain of $2.5 million to reflect a decrease in the present value of the financial liability resulting from an adjustment to the discount rate used based on current market conditions. For the three and six months ended June 30, 2017, the change in fair value of contingent consideration expense was primarily due to a shorter discount period to reflect the passage of time.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Other income (expense)	$3,979	$(393)	$4,372	$4,849	$(403)	$5,252
Other income (expense) generally consists of interest income, interest expense, changes in fair value of our common stock warrant liabilities and foreign currency gains and losses resulting from transactions denominated in U.K. pounds sterling and euros.
For the three and six months ended June 30, 2018, the increase in other income compared to the same periods in 2017 was primarily attributable to a $3.0 million claim for cash payment under the U.K.’s small and medium-sized enterprise and research and development tax credit regime (“SME Regime”) for qualifying expenditures incurred in the 2015 tax year. The remainder of the increase was due to an increase in interest income earned from higher cash balances and a decrease in interest expense as we repaid our debt in full in December 2017.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. We had an accumulated deficit of $631.3 million at June 30, 2018. To date, we have relied primarily on the proceeds from equity offerings to finance our operations. We expect to continue to incur significant operating losses and negative cash flows from operations to advance our product candidates through development and commercialization. Additionally, upon acceptance of our regulatory submissions for ZX008 by the FDA or the EMA and regulatory approval of ZX008 by the FDA or EMA, if at all, each a milestone event, we will owe milestone payments under an existing agreement in connection with our prior acquisition of ZX008. We currently do not engage in any revenue-generating activities. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ZX008. As of June 30, 2018, we had cash and cash equivalents of $272.1 million.
We currently have an at-the-market (“ATM”) sales agreement with Cantor Fitzgerald & Co. (“Cantor”) as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $75.0 million under our previously filed and effective registration statement on Form S-3 (File No. 333-220759) and a prospectus supplement filed in December 2017. Cantor is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds of the sales price of all common stock sold under the ATM sales agreement. We and Cantor may each terminate the ATM Agreement at any time upon ten days’ prior notice.
In the second quarter of 2018, we issued a total of 740,417 shares of our common stock under the ATM offering program and received net proceeds of approximately $30.3 million after deducting $1.1 million of commissions and other offering expenses.
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
The following table presents selected information from our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents, beginning of the period	$293,503	$91,551
Net cash used in operating activities	(55,567)	(25,992)
Net cash used in investing activities	(84)	(35)
Net cash provided by financing activities	34,251	237
Net decrease in cash and cash equivalents	(21,400)	(25,790)
Cash and cash equivalents, end of the period	$272,103	$65,761
Operating Activities
For the six months ended June 30, 2018, net cash used in operating activities of $55.6 million was primarily attributable to a net loss of $59.2 million, plus the net effect of non-cash items of $2.6 million, including stock-based compensation and changes in the estimated fair value of contingent consideration, and a net cash inflow from changes in operating assets and liabilities of $1.1 million. Cash inflows from changes in operating assets and liabilities was attributable to a $2.9 million decrease in other assets and a $1.7 million increase in accounts payable, accrued expenses and other liabilities. These changes were primarily attributable to the timing of payments for prepaid and accrued clinical trial costs. Cash outflows from changes in operating assets and liabilities was attributable to a $3.5 million increase in other current assets, which included a $3.0 million receivable related to a claim for cash payment under the U.K.’s SME Regime.
For the six months ended June 30, 2017, net cash used in operating activities consisted of a net loss of $44.3 million, offset by non-cash charges of $7.2 million and a net cash inflow from changes in operating assets and liabilities of $11.1 million.
Investing Activities
For the six months ended June 30, 2018, and 2017, net cash used in investing activities was attributable to purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2018, net cash provided by financing activities of $34.3 million consisted of net proceeds from sales of common stock of $30.3 million under an ATM offering described above and $5.4 million in proceeds received from the issuance of common stock under equity incentive plans. These cash inflows were offset by cash used to remit withholding taxes of $1.4 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding tax.
For the six months ended June 30, 2017, net cash provided by financing activities was due to proceeds from issuance of common stock under employee stock plans.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the six months ended June 30, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material updates to the legal proceedings as set forth in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below.
Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2018, we had 35.8 million shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
None.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Erle T. Mast, a member of our Board of Directors and chair of our Audit Committee, served as Executive Vice President and Chief Financial Officer of Clovis Oncology, Inc., a public biopharmaceutical company, from its inception in April 2009 until his retirement in March 2016. Earlier this year, Clovis and certain current and/or former officers, including Mr. Mast, received “Wells notices” from the staff of the U.S. Securities and Exchange Commission, or SEC, stating that the staff had made a preliminary determination to recommend that the SEC file an action against Clovis and the officers regarding possible violations of the federal securities laws relating to a regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of a product under development by Clovis. Clovis recently disclosed that it has reached an agreement in principle with the SEC staff to settle the matter on negligence-based charges. Pursuant to the proposed settlement, without admitting or denying the SEC’s allegations, Clovis has indicated that it would agree to pay a civil penalty, and would stipulate to a standard injunction against future violations of those provisions of the federal securities laws. Mr. Mast has informed us that he has separately reached an agreement in principle with the SEC staff on similar negligence-based allegations, pursuant to which he would neither admit nor deny the SEC’s allegations, pay disgorgement and a civil penalty, and agree to a standard injunction against future violations of those provisions of the federal securities laws. We have also been informed that the proposed settlements do not allege that Clovis or any of its current or former officers, including Mr. Mast, engaged in any intentional fraud or misconduct and do not preclude Mr. Mast from continuing to serve as a director of a public company. The proposed settlements are subject to approval by the SEC and will also require approval by the United States District Court where the settlements are ultimately filed.

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

101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

ZOGENIX, INC.

Date:	August 6, 2018	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2018	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)