Form 10-K
period 2018-12-31
ZOGENIX, INC.
filed 2019-02-28
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
Form 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________ to ____________________________

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $1.4 billion.
As of February 15, 2019, there were 42,218,424 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2018.

ZOGENIX, INC.
FORM 10-K
For the Year Ended December 31, 2018

i

PART I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:
•the progress and timing of clinical trials of our lead product candidate Fintepla/ZX008;
•the safety and efficacy of our product candidates;
•the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory agencies, including foreign regulatory agencies, with regards to the demonstration of the safety and efficacy of our product candidates and adequacy of the manufacturing processes related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
•our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property or regulatory exclusivity protection of our product candidates and the ability to operate our business without infringing the intellectual property rights of others;
•the goals of our development activities and estimates of the potential markets for our product candidates, and our ability to compete within those markets;
•our ability to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for any of our product candidates that may be approved for sale, the extent of such coverage and reimbursement and the willingness of third-party payors to pay for our products versus less expensive therapies;
•the impact of healthcare reform laws; and
•projected cash needs and our expected future revenues, operations and expenditures.
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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for Fintepla and other product candidates, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In particular, unless otherwise specified, all prescription, prescriber and patient data in this Annual Report on Form 10-K is from Source Healthcare Analytics, Source® Pharmaceutical Audit Suite (PHAST) Institution/Prescription, Source® PHAST Prescription, Source® Prescriber or Source® Dynamic Claims. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Fintepla®, Zogenix™ and DosePro® are our trademarks. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., a Delaware corporation, and its consolidated subsidiaries.

Item 1. Business
Company Overview
Zogenix, Inc. (Zogenix, We or the Company) is a pharmaceutical company developing and commercializing transformative central nervous system (CNS) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. We are currently focused on developing and commercializing CNS therapies to address rare, or “orphan” childhood-onset epilepsy disorders.
We currently own and control worldwide development and commercialization rights to Fintepla/ZX008, our lead product candidate. Fintepla is low-dose fenfluramine under development for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome (LGS).
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Fintepla has received orphan drug designation in the United States and the European Union (EU) for the treatment of Dravet syndrome. In addition, Fintepla for the treatment of Dravet syndrome received Fast Track designation from the U.S. Food and Drug Administration (FDA) in January 2016. In February 2019, we completed our rolling submission of a New Drug Application (NDA) with the FDA and submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review.
We initiated our Phase 3 clinical trials for Fintepla for the treatment of seizures associated with Dravet syndrome in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind placebo-controlled studies of Fintepla as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1”. In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for the 119 patients included in the Study 1 Phase 3 trial. The Study 1 trial met its primary objective of demonstrating that Fintepla, at a dose of 0.8 mg/kg/day (30mg/day maximum), is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). In the trial, Fintepla at a dose of 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day Fintepla dose versus placebo also demonstrated statistically significant improvement compared with placebo. Fintepla was generally well tolerated without any signs or symptoms of valvulopathy or pulmonary hypertension.
In September 2016, we initiated Cohort 1 of Study 1504 that investigated the pharmacokinetic profile and safety of Fintepla when co-administered with the stiripentol regimen (stiripentol, valproate and/or clobazam). Based on the results of the Cohort 1 pharmacokinetic and safety portion of the trial, in February 2017 we initiated the Cohort 2 safety and efficacy portion of Study 1504 utilizing a dose of Fintepla 0.5mg/kg/day (20mg/day maximum). Study 1504 Cohort 2, a two-arm study, compared Fintepla versus placebo across the titration and 12-week maintenance periods at multiple sites located in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. In January 2018, we announced patient enrollment was complete at 87 patients, with 43 patients randomized into the Fintepla-arm and 44 patients randomized to the placebo arm. In July 2018, we reported positive top-line results from Cohort 2 of Study 1504. The study results, which are consistent with those reported in Study 1, successfully met the primary objective of demonstrating that Fintepla, at a dose of 0.5 mg/kg/day, when co-administered with stiripentol regimen (stiripentol, valproate and/or clobazam), was superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 15-week treatment period (p<0.001). In the trial, Fintepla at a dose of 0.5 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. Fintepla was generally well-tolerated in this study, with the adverse events consistent with those observed in Study 1 and the known safety profile of fenfluramine without any signs or symptoms of valvular heart disease (valvulopathy) or pulmonary hypertension.
Upon completion of our Fintepla Phase 3 trials, eligible patients were permitted to enroll in an ongoing open-label extension (OLE) trial to study the long-term safety and effectiveness of Fintepla (Study 1503). In December 2018, we presented interim data from Study 1503 regarding the effectiveness and overall safety of Fintepla observed in the study, including the long-term cardiovascular assessments and findings at the 72nd Annual Meeting of the American Epilepsy Society (AES). A total of 232 patients from Study 1503 were included in the interim analysis of the OLE trial. As of March 13, 2018, the interim cutoff date, the median duration of treatment with Fintepla was 256 days and the range was 58-634 days (equivalent to 161 patient-years of exposure to Fintepla). In this interim analysis population of 232 patients, a total of 22 (9.5%) patients had discontinued treatment for the following reasons: lack of efficacy (16), subject withdrawal (2), adverse event (1), Sudden Unexpected Death in Epilepsy (SUDEP) (1), physician decision (1), and withdrawal by caregiver (1). Approximately 90% of patients remained in the study at the time of the interim analysis. The median percent reduction in monthly convulsive seizure frequency over the entire OLE treatment period was 66.8% (compared with baseline frequency established in the core Phase 3 studies). Over the same period, 64.4% of children and young adults showed a >50% reduction in convulsive seizure frequency and 41.2% showed a >75% reduction. The occurrence of adverse events was consistent with the Phase 3 placebo-controlled studies. The most common adverse events occurring in more than 10% of children and young adults were pyrexia (22%), nasopharyngitis (20%), decreased appetite (16%), influenza (12%), diarrhea (11%), and upper respiratory tract infection (10%). A total of 13.4% of children lost >7% body weight at some point during the trial; in 42% of those children weight loss abated during the period covered by the interim analysis. Over the course of the OLE treatment period, one patient died from SUDEP that was deemed unrelated to Fintepla. A total of 703 color doppler echocardiograms were performed to assess cardiovascular health at baseline, week 4 or 6, and then every 3 months during the OLE trial. No patient developed valvular heart disease (valvulopathy) or pulmonary arterial hypertension at any time after daily treatment with Fintepla.
In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. Both applications were based on data from Study 1 and Study 1504 in Dravet syndrome and the interim analysis from Study 1503. The EMA has accepted the MAA and initiated its review.
LGS is another rare, refractory, debilitating pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are limited and suboptimal. Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of Fintepla as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the AES. In this interim analysis, Fintepla was observed to provide clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, Fintepla was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that Fintepla has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an Investigational New Drug Application (IND) to the FDA to initiate a Phase 3 program of Fintepla in LGS. Our IND for Fintepla as a potential treatment for LGS became effective in April 2017. In the first half of 2017, Fintepla received orphan drug designation for the treatment of LGS from the FDA in the United States and the EMA in the EU. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS (Study 1601) and are currently enrolling patients into the study. In December 2018, we announced that we expect to complete enrollment for Study 1601 in the second half of 2019 and be able to announce top-line results from the study in the first quarter of 2020.
Our Strategy
We are committed to developing and commercializing therapeutic solutions for people living with serious and life-threatening rare CNS disorders and medical conditions. Our strategy centers on developing and advancing our lead therapeutic product candidate, Fintepla, low-dose fenfluramine for the treatment of Dravet syndrome, LGS, and potentially other rare and catastrophic epilepsy disorders. In addition to Fintepla, we aim to identify, develop, and advance other transformative therapeutic product candidates with the potential to treat patients living with serious and life-threating rare CNS disorders. The key elements of our strategy are:
•Seek regulatory approval and commence commercialization of Fintepla for the treatment of patients with Dravet syndrome. In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. Also in February 2019, we entered into a master supply agreement with Aptuit (Oxford) Limited, an Evotec company, or Aptuit, pursuant to which Aptuit will be our commercial manufacturer and supplier of the fenfluramine active pharmaceutical ingredient (API) used in our product candidate Fintepla. We are continuing to build our internal commercial capabilities for potential commercialization.
•Developing Fintepla for the treatment of Lennox-Gastaut syndrome. In November 2017, we announced the initiation of Study 1601 for Fintepla as an adjunctive treatment of seizures associated with LGS with the enrollment of the first patient into the study. In December 2018, we announced that we expect to complete enrollment for Study 1601 in the second half of 2019 and be able to announce top-line results from the study in the first quarter of 2020. Fintepla received orphan drug designation for the treatment of LGS from the FDA and the EMA in the first half of 2017.

•Evaluating Fintepla for potential treatment of other forms of orphan pediatric epilepsy. In addition to Dravet syndrome and LGS, we believe that the unique mechanism of action of Fintepla has the potential to treat other epileptic encephalopathies where there is a significant unmet medical need. We expect to continue to evaluate its potential in additional orphan pediatric-onset epilepsy indications where there is a significant unmet medical need. For example, we are evaluating whether Fintepla has the potential to treat patients with Doose Syndrome, another rare pediatric epileptic encephalopathy that is often refractory to currently available anticonvulsant medication. There is currently no FDA approved medication for the treatment of seizures associated with Doose Syndrome. We plan to initiate a Phase 3 placebo-controlled trial in Doose Syndrome in the second half of 2019.
•Identifying transformative, differentiated, promising product development candidates in the therapeutic area of rare CNS disorders for acquisition and further development. Our business development team focuses on identifying and evaluating differentiated, high-value licensing and product acquisition opportunities that would build our CNS product candidate pipeline and effectively leverage our capabilities in the United States and Europe.
Our Clinical Product Candidate
We currently have one product candidate in clinical development being studied as a potential treatment for rare CNS disorders.
Fintepla (ZX008; Low-Dose Fenfluramine) for Patients with Dravet Syndrome
Dravet syndrome is a rare childhood-onset channelopathy in which intractable epilepsy is one of the most significant and devastating symptoms. Children and young adults with Dravet syndrome experience debilitating, persistent and potentially life-threatening seizures beginning in the first year of life.  Seizures continue throughout their lifetime and are most often treatment resistant, meaning that currently available medications and therapies are not able to achieve complete or clinically meaningful seizure control and, in some cases, worsen the condition. Individuals with Dravet syndrome face a higher incidence of Status Epilepticus and SUDEP. These patients suffer from severe cognitive and other developmental impairment throughout life, as well as neurobehavioral disorders such as autistic-like behavior and attention deficit hyperactivity disorder, and motor abnormalities. The prognosis for patients with Dravet syndrome to become seizure free is poor. A recent study by Wu et. al. published by the American Academy of Pediatrics in 2015 reported an incidence rate for Dravet syndrome of approximately 1 per 16,000 live births.
Prior to 2018, there were no FDA-approved treatments indicated for the treatment of seizures associated with Dravet syndrome. In June 2018, the FDA approved the first treatment of seizures associated with Dravet syndrome, Epidiolex® (cannabidiol or CBD) liquid oral solution and in August 2018, the FDA approved a second treatment, Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Prior to 2018, the standard of care for the treatment of seizures in patients with Dravet syndrome usually involved a combination of the following anticonvulsant drugs: clobazam, clonazepam, levetiracetam, topiramate, valproic acid, ethosuximide and zonisamide. In addition to the United States, stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of seizures associated with Dravet syndrome in conjunction with valproate and/or clobazam. In Europe, stiripentol was granted an orphan drug designation for the treatment of Dravet syndrome in 2001. Sodium channel blocking anticonvulsant drugs often used to treat most other epilepsy conditions increase seizure frequency in patients with Dravet syndrome. Management of this disease may also include a nonpharmacologic treatments, including ketogenic diet and vagal nerve stimulation.
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
In December 2016, we presented the most recent analyses of the original Dravet syndrome patients being treated in Belgium under this government approved protocol at the 70th AES Annual Meeting. At that time ten original patients who started treatment with fenfluramine prior to 2010 had been treated with low-dose fenfluramine for a mean of 17.5 years (range: 7-28 years) From the analysis, low-dose fenfluramine, as an adjunctive therapy to standard antiepileptic drugs, was providing these difficult to treat patients with long-term, durable seizure control. As reported at the meeting, for the most immediate past six years of treatment leading up to the analysis, three patients were seizure-free for the entire six years and four patients experienced seizure-free intervals of at least two years. None of these patients developed any clinically meaningful signs or symptoms of cardiac valvulopathy or pulmonary hypertension, while two patients had mild and stable cardiac valve thickening on the most recent cardiac echocardiogram that was deemed to be clinically unimportant. After 2010, an additional 11 Dravet syndrome patients started adjuvant treatment with low-dose fenfluramine under the Belgium government approved protocol and data on this cohort was presented at the 71st AES Annual Meeting. The mean age at start of fenfluramine in this cohort was 12.5 years (range, 1- 30 years) and treatment with fenfluramine was for a median duration of 3.0 years (range, 1- 7 years). Ninety-one percent of these patients had a clinically meaningful reduction (≥50%) and 73% had substantial reductions (≥75%) in major motor seizure frequency at the prior visit. Fenfluramine was generally well tolerated with no clinical and/or echocardiographic signs of cardiac valvulopathy or pulmonary hypertension. In this ongoing Belgian study of low dose fenfluramine treating refractory Dravet syndrome patients, no patient has stopped treatment for any adverse event.
Because of the known cardiac side effects of fenfluramine reported when prescribed in higher doses for the treatment of adult obesity (without baseline cardiac data), the ongoing Belgian study requires ongoing periodic evaluations of the heart and, in particular, the heart valves and measures assessing for the presence of pulmonary hypertension using echocardiography. Overall, low-dose fenfluramine has been shown to be well tolerated and side-effects of treatment have been mild and transient over the entire 29-year study period. There have been no clinically significant findings related to cardiac valvulopathy and no reports of pulmonary hypertension in any Fintepla or low-dose fenfluramine studies to date.
We have participated in formal meetings with regulatory agencies in the United States and the EU to obtain concurrence on remaining pre-clinical and clinical requirements for regulatory approval. Based upon this information, we believe our two pivotal placebo-controlled Phase 3 studies in Dravet syndrome will be sufficient to support an application for regulatory approval of Fintepla in the United States and in Europe. The FDA accepted our IND for Fintepla for the treatment of Dravet syndrome in December 2015. We initiated our Phase 3 clinical trials in North America (Study 1501) in January 2016 and in Europe and Australia in June 2016 (Study 1502). Study 1501 and Study 1502 are each identical randomized, double-blind, placebo-controlled studies of Fintepla as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome. In January 2017, we announced our plan to report top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1.” In April 2017, we completed enrollment of Study 1 and, in September 2017, we announced positive top-line results for the 119 patients included in the Study 1 Phase 3 trial. The Study 1 trial met its primary objective of demonstrating that Fintepla, at a dose of 0.8 mg/kg/day, was superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). In the trial Fintepla 0.8 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, including the proportion of patients with clinically meaningful reductions (50% or greater) in convulsive seizure frequency and longest seizure-free interval. The same analyses comparing a 0.2 mg/kg/day Fintepla dose versus placebo also resulted in statistically significant improvement compared with placebo. Patients completing the Phase 3 trials are given the opportunity to enroll in an open label long-term extension safety study (Study 1503).
In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of Fintepla in Dravet syndrome patients who are taking stiripentol, valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of Fintepla when co-administered with the stiripentol regimen (stiripentol, valproate and/or clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504 utilizing a dose of Fintepla 0.5mg/kg/day (20mg/day maximum). Study 1504, a two-arm study, compared Fintepla versus placebo across the titration and 12-week maintenance periods at multiple sites located the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. In January 2018, we announced patient enrollment was complete at 87 patients, with 43 patients randomized into the Fintepla-arm and 44 patients randomized to the placebo arm.
In July 2018, we reported positive top-line results from Cohort 2 of Study 1504. The study results, which are consistent with those reported in Study 1, successfully met the primary objective of demonstrating that Fintepla, at a dose of 0.5 mg/kg/day, when co-administered with stiripentol regimen (stiripentol, valproate and/or clobazam), was superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 15-week treatment period (p<0.001). In the trial, Fintepla at a dose of 0.5 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. Fintepla was generally well-tolerated in this study, with the adverse events consistent with those observed in Study 1 and the known safety profile of fenfluramine without any signs or symptoms of valvular heart disease (valvulopathy) or pulmonary hypertension.
Upon completion of our Fintepla Phase 3 trials, eligible patients were permitted to enroll in an ongoing OLE trial to study the long-term safety and effectiveness of Fintepla (Study 1503). In December 2018, we presented interim data from Study 1503 regarding the effectiveness and overall safety of Fintepla observed in the study, including the long-term cardiovascular assessments and findings at the 72nd Annual Meeting of the AES. A total of 232 patients from Study 1503 were included in the interim analysis of the OLE trial. As of March 13, 2018, the interim cutoff date, the median duration of treatment with Fintepla was 256 days and the range was 58-634 days (equivalent to 161 patient-years of exposure to Fintepla). In this interim analysis population of 232 patients, a total of 22 (9.5%) patients had discontinued treatment for the following reasons: lack of efficacy (16), subject withdrawal (2), adverse event (1), SUDEP (1), physician decision (1), and withdrawal by caregiver (1). Approximately 90% of patients remained in the study at the time of the interim analysis. The median percent reduction in monthly convulsive seizure frequency over the entire OLE treatment period was 66.8% (compared with baseline frequency established in the core Phase 3 studies). Over the same period, 64.4% of children and young adults showed a >50% reduction in convulsive seizure frequency and 41.2% showed a >75% reduction.
The occurrence of adverse events was consistent with the Phase 3 placebo-controlled studies. The most common adverse events occurring in more than 10% of children and young adults were pyrexia (22%), nasopharyngitis (20%), decreased appetite (16%), influenza (12%), diarrhea (11%), and upper respiratory tract infection (10%). A total of 13.4% of children lost >7% body weight at some point during the trial; in 42% of those children weight loss abated during the period covered by the interim analysis. Over the course of the OLE treatment period included in the interim analysis, one patient died from SUDEP that was deemed unrelated to Fintepla. A total of 703 color doppler echocardiograms were performed to assess cardiovascular health at baseline, week 4 or 6, and then every 3 months during the OLE trial. No patient developed valvular heart disease (valvulopathy) or pulmonary arterial hypertension at any time after daily treatment with Fintepla.
In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. In the event that the FDA requires a risk management plan (RMP) as a condition of approval to manage potential risks through education, labeling, and monitoring where appropriate, we are currently developing the appropriate elements of an RMP for Fintepla in the United States, as well as a similar RMP for Europe. This is consistent with other drugs with known safety issues that are approved for serious diseases with high unmet need.
Fintepla for Patients with LGS
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
LGS makes up 1% to 4% of all pediatric epilepsies. There is no specific therapy for LGS that is effective in all cases and the disorder has proven particularly resistant to most currently available therapeutic options. The three main therapeutic options for the treatment of LGS are anti-epileptic drugs (AEDs), dietary therapy (typically the ketogenic diet) or surgery (VNS therapy or corpus callosotomy). AEDs are usually prescribed to individuals with LGS, but the individual response is highly variable. However, because individuals with LGS rarely respond successfully to one AED, they most often require polypharmacotherapy with multiple AEDs, and yet still most continue to have refractory seizures. Although a variety of specific drugs have been approved by the FDA and/or EMA for the treatment of LGS including Epidiolex (cannabidiol), topiramate, lamotrigine, clobazam, rufinamide, felbamate and clonazepam, these medications typically have limited success and in addition, are often associated with intolerable side effects, especially in individuals who receive multidrug, high-dose regimens. Furthermore, all current AEDs can also become less effective over time.
Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of Fintepla as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the AES. In this interim analysis, Fintepla was observed to provide clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, Fintepla was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that Fintepla has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an Investigational New Drug Application (IND) to the FDA to initiate a Phase 3 program of Fintepla in LGS. Our IND for Fintepla as a potential treatment for LGS became effective in April 2017. In the first half of 2017, Fintepla received orphan drug designation for the treatment of LGS from the FDA in the United States and the EMA in the EU. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS (Study 1601) and are currently enrolling patients into the study. In December 2018, we announced that we expect to complete enrollment for Study 1601 in the second half of 2019 and be able to announce top-line results from the study in the first quarter of 2020.
Beyond Dravet syndrome and LGS, we also intend to evaluate Fintepla’s potential to treat additional indications in other rare pediatric-onset epileptic encephalopathies such as Doose Syndrome and related medical conditions in the future.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and differentiated therapeutics. We face competition from a number of sources, some of which may target the same indications as our product candidates, including large pharmaceutical companies, smaller biopharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, research and development capabilities, sales and marketing capabilities, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and/or other resources than us. We will face competition not only in the commercialization of any product candidates for which we obtain marketing approval from the FDA or other regulatory authorities, but also for the in-licensing or acquisition of additional product candidates.
Fintepla
Prior to 2018, there were no FDA-approved treatments indicated for the treatment of seizures associated with Dravet syndrome. The standard of care for the treatment of seizures in patients with Dravet syndrome usually involved a combination of the following anticonvulsant drugs: clobazam, clonazepam, levetiracetam, topiramate, valproic acid, ethosuximide and zonisamide. In June 2018, the FDA approved the first treatment of seizures associated with Dravet syndrome, as well as LGS, GW Pharmaceuticals’ Epidiolex® (cannabidiol or CBD). Epidiolex is a liquid drug formulation of plant-derived purified CBD, which is a chemical component of the Cannabis sativa plant, more commonly known as marijuana. In August 2018, the FDA approved a second treatment, Biocodex’s Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Stiripentol is approved in Europe, Canada and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. GW Pharmaceuticals plc has filed a MAA in Europe for CBD in Dravet syndrome and LGS.
Fintepla has a novel mechanism of action (selective serotonin activity and possibly sigma-1 activity) that is different from the other antiepileptic drugs currently available and in clinical development in the United States and the EU for the treatment of epileptic encephalopathies like Dravet syndrome, including cannabidiol or stiripentol. Currently approved drugs have a different and distinct mechanism of action from Fintepla. As such, we do not expect the recent approvals of cannabidiol or stiripentol in the United States or Europe will block the FDA or EMA from granting approval of Fintepla.
Insys Therapeutics (Insys) is developing a synthetic CBD for the treatment of pediatric epilepsies, including Dravet syndrome. Insys previously advanced its synthetic CBD program, which has received orphan drug designation and Fast Track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys initiated Phase 2 development of its CBD product candidate for childhood absence epilepsy in December of 2017 and initiated a Phase 3 trial in infantile spasms, a pediatric epilepsy syndrome in the first quarter of 2018.
Ovid Therapeutics, Inc. is currently evaluating its product candidate OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H), for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials.
Several other companies, including Xenon Pharmaceuticals, Inc. and Stoke Therapeutics, Inc. have disclosed that they are developing preclinical drug candidates for the potential treatment of Dravet syndrome.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish or own any manufacturing facilities with respect to the manufacture of Fintepla or any future product candidates. In February 2019, we entered into a master supply agreement with Aptuit pursuant to which Aptuit will be our commercial manufacturer and supplier of the fenfluramine API used in Fintepla. The term of the master supply agreement is five years, which term shall be automatically extended for successive two year periods thereafter, unless terminated earlier. Aptuit has been providing the API to us for our clinical trial material supply needs and registration batches for the past several years.
We expect to continue to rely on third-party manufacturers to produce sufficient quantities of our product candidates and their component raw materials for use in our internal research efforts and clinical trials and in relation to any future commercialization of our product candidates. Our third-party manufacturers are responsible for obtaining the raw materials necessary to manufacture our product candidates, which we believe are readily available from more than one source. Additional third-party manufacturers are and will be used to formulate, fill, label, package and distribute investigational drug products and eventually our products, if and when our product candidates receive approval. This approach allows us to maintain a more efficient infrastructure while enabling us to focus our expertise on developing and commercializing our product candidates. Although we believe we have multiple potential sources for the manufacture of our product candidates and their related raw materials, we currently rely on single manufacturers for different aspects of manufacturing Fintepla.
Strategic and License Agreements
In October 2014,we acquired Brabant Pharma Limited (Brabant) and obtained worldwide development and commercialization rights to Fintepla (ZX008; low-dose fenfluramine), its lead product candidate. Under the terms of the sale and purchase agreement, we agreed to make future milestone payments to the former owners of Brabant for up to $95.0 million in the event we achieve certain milestones with respect to Fintepla, consisting of $50.0 million in regulatory-related milestones and $45.0 million in sales-related milestones. In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA, which triggered a $10.0 million development milestone payment. An additional $10.0 million milestone payment shall become due and payable if our NDA is accepted by the FDA.
In addition, we have a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the Universities) that runs through September 2045. Under the terms of the agreement, the Universities granted us an exclusive worldwide license to use the data obtained from a study related to fenfluramine for the treatment of Dravet syndrome, as well as certain other intellectual property. We are required to pay a mid-single-digit percentage royalty on net sales of Fintepla for the treatment of Dravet syndrome or, in the case of a sublicense of Fintepla for the treatment of Dravet syndrome, a percentage in the mid-twenties of the sub-licensing revenues. The agreement may be terminated by the Universities if we: (a) do not use commercially reasonable efforts to (i) develop and commercialize Fintepla for the treatment of Dravet syndrome or related conditions stemming from infantile epilepsy, or (ii) seek approval of Fintepla for the treatment of Dravet syndrome in the United States; or (b) if we become insolvent or make an assignment for the benefit of creditors or should any petition in bankruptcy, or similar relief, be filed by or against us. We can terminate the agreement upon specified prior written notice to the Universities.
Intellectual Property
Our success will depend to a significant extent on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret and trademark protection and operate without infringing the proprietary rights of other parties.
As of December 31, 2018, we have rights to four issued U.S. patents and two issued foreign patents, one of which is involved in an Opposition Proceeding in the European Patent Office. These patents, entitled “Method for the Treatment of Dravet Syndrome,” cover claims related to methods for treatment of seizures associated with Dravet syndrome with Fintepla and are expected to provide protection of the associated claims in the U.S. and other countries through 2033 and 2034, respectively. In addition, we also have 36 currently pending U.S. patent applications (which includes six provisional applications) and 74 pending foreign applications (which includes two allowed South Africa applications and seven Patent Cooperation Treaty applications) in the Fintepla series of patent cases. Our pending patent applications may not result in the issuance of any additional patents.
Government Regulation
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FFDCA) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.
FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves:

•completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice (GLP) regulations;
•submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice (GCP) regulations, to establish the safety and efficacy of the proposed drug product for each intended use;
•submission, review and approval to the FDA of an NDA; and
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements.
The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted by the FDA on a timely basis, if at all. Pre-clinical tests include laboratory evaluation of product chemistry, potency, biological activity, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials, pre-clinical information or cGMP requirements and places a trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
Clinical trials involve the administration of an investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage.
•Phase 3: When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, Phase 3 trials are undertaken in large patient populations to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites.
In some cases, the FDA may condition the approval of the NDA on the sponsor’s agreement to conduct additional pre-clinical and clinical studies to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval studies are typically referred to as Post-Marketing or Phase 4 studies.
The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing, and controls (CMC) and proposed labeling, among other things. In February 2019, we submitted a NDA to the FDA for Fintepla for the treatment of seizures associated with Dravet syndrome.
For some drugs, the FDA may determine that a Risk Evaluation and Mitigation Strategies (REMS) is necessary to ensure that the benefits of the drug outweigh the risks of the drug, and may require submission of a REMS as a condition of approval. In determining whether a REMS is necessary, the FDA considers the seriousness of known or potential adverse events, the expected benefit of the drug, the seriousness of the disease or condition to be treated, the size of the population likely to use the drug, , the duration of treatment, , and whether the drug is a new molecular entity. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations and other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy, at a minimum, at 18 months, three years, and seven years after the strategy’s approval. The submission of an NDA is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth substantive review.
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
Once the FDA’s NDA review process is substantially complete, it may issue an approval letter, or it may issue a complete response letter (CRL) to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
The FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or a post-market REMS requirement. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the sponsor is required to submit and obtain FDA approval of a new or supplemental NDA, which may require the development of additional data or conduct of additional pre-clinical studies and clinical trials.
Expedited Development and Review Programs
The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current Prescription Drug User Fee Act (PDUFA) review goals.
In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug. In February 2018, granted breakthrough therapy designation for Fintepla in the United States for the treatment of Dravet syndrome.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. For example, the FDA may rescind breakthrough therapy designation for Fintepla based on an assessment of whether Fintepla continues to meet the criteria for breakthrough therapy designation in light of the FDA’s approval in June 2018 of Epidiolex for the treatment of seizures associated with Dravet syndrome and the FDA’s approval in August 2018 of Diacomit for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam and neither Epidiolex nor Diacomit was approved as an existing therapy at the time the FDA granted breakthrough therapy designation for Fintepla.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to continuing regulation by the FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. There also are extensive U.S. Drug Enforcement Administration (DEA) regulations applicable to marketed controlled substances.
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
The FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market, though the FDA must provide an application holder with notice and an opportunity for a hearing in order to withdraw its approval of an application. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) and associated FDA regulations, which governs the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs. With the enactment of the Drug Quality and Security Act in November 2013, drug manufacturers will also be subject to requirements for identifying and tracking prescription drugs as they are distributed in the United States. The requirements of this law will be phased in over a ten-year period, including requirements for unique product identifiers and provision of product handling information to the FDA.
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
The FDA may require post-approval studies and clinical trials if the FDA finds they are appropriate based on available data, including information regarding related drugs. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. The FDA also has the authority to require a REMS to ensure that the benefits of a drug outweigh its risks. The FDA may impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks.
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
Fintepla has received orphan drug designation in the United States and the EU for the treatment of Dravet syndrome and LGS. We may seek orphan drug designation for Fintepla for a different indication, or other product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain orphan drug designation or approval for any product candidate, or that we will be able to secure orphan drug exclusivity if we do obtain approval.
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

DEA Regulation
The Controlled Substances Act of 1970 (CSA) establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.
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
Fenfluramine, the active ingredient in Fintepla, is currently regulated as a Schedule IV drug in the United States. Substances in Schedule IV are considered to have a low potential for abuse relative to substances in Schedule III. A prescription for controlled substances in Schedules III, IV, and V issued by a practitioner, may be communicated either orally, in writing, or by facsimile to the pharmacist, and may be refilled if so authorized on the prescription or by call-in. Many commonly prescribed sleep aids (e.g., Ambien®, Sonata®), most benzodiazepines (e.g., Ativan®, Valium®, Versed®, Diastat®, Onfi®) and some weight loss drugs (e.g., Belviq®, Qsymia®) are also regulated as Schedule IV drugs.
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
Under EU regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. In February 2019, we submitted a MAA for Fintepla for the treatment of seizures associated with Dravet syndrome under a centralized procedure to the EMA, which has accepted the MAA and initiated its review.

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
Another development affecting the healthcare industry is the increased use of the federal civil and criminal false claims laws, including the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $11,463 to $22,927 for each separate false claim. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price and improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label). In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.
The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance with such beneficiary inducement provision of the federal Civil Monetary Penalties Law can result in civil money penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several new federal crimes, including health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, and any ownership or investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (and up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers are required to report such data to the government by the 90th day of each calendar year.
Under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers (OIG Guidance) and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals (PhRMA Code). The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Also, certain states have imposed restrictions on the types of interactions that pharmaceutical companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.
Federal and state government price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs. Such reported prices may be used in the calculation of reimbursement and/or discounts on marketed products. Participation in these programs and compliance with the applicable requirements subject manufacturers to potentially significant discounts on products, increased infrastructure costs, and potentially limit the ability to offer certain marketplace discounts.
Healthcare Privacy and Security Laws
We may be subject to, or our marketing activities may be limited by, HIPAA, and its implementing regulations, including the final omnibus rule published on January 25, 2013, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act (HITECH) which became effective on February 17, 2010. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition to HIPAA and HITECH, there are state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators.
We are also subject to foreign privacy laws in the foreign jurisdictions in which we sell our testing products. The interpretation, application and interplay of consumer and health-related data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. For example, the European Union enacted Regulation (EU) 2016/679 (General Data Protection Regulation, or GDPR), has been enacted in the European Union and went into full effect in May 2018. These texts introduce many changes to privacy and security in the European Union, including stricter rules on consent and security duties for critical industries, including for the health sector. The interpretation of some rules is still unclear, and some requirements will be completed by national legislation. More generally, foreign laws and interpretations governing data privacy and security are constantly evolving and it is possible that laws may be interpreted and applied in a manner that is inconsistent with current practices, subjecting entities to government-imposed fines or orders. These fines can be very high. For instance, the GDPR introduces fines of up to EUR 20 million or 4% of a group’s worldwide annual turnover for certain infringements. In addition, privacy regulations differ widely from country to country.
Third-Party Payor Coverage and Reimbursement
The commercial success of our product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third

-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.
Changes in third-party payor coverage and reimbursement rules can impact our business. For example, the PPACA changes include increased rebates a manufacturer must pay to the Medicaid program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 50% point-of-sale discounts on products covered under Part D. Further, the law imposes a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with health care practitioners. The Bipartisan Budget Act of 2018 increased the point-of-sale discount manufacturers must agree to offer under the Medicare part D coverage gap discount program from 50% to 70%, starting in 2019. Additionally, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (“Texas District Court Judge”), ruled that the entire PPACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the PPACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and CMS, have stated that this ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. PPACA and other healthcare reform measures continue to put pressure on pharmaceutical pricing, as well as increase our regulatory burdens and operating costs.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
Employees
As of December 31, 2018, we employed 90 full-time employees. Of the full-time employees, 60 were engaged in product development, quality assurance and clinical development and regulatory activities, 7 were engaged in sales and marketing and 23 were engaged in general and administrative activities (including business and corporate development).
None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize two employer services companies to provide human resource services. These service companies are the employer of record for payroll, benefits, employee relations and other employment-related administration.
About Zogenix
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix, Inc. on August 28, 2006. Our principal executive offices are located at 5858 Horton Street, Suite 455, Emeryville, California 94608, and our telephone number is (510) 550-8300. We conduct our research and development activities and general and administrative functions primarily from our Emeryville, California location.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free at www.zogenix.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available for free on the SEC’s website at www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (SEC). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.
Risks Related to Our Business and Industry
Our success depends substantially on our only product candidate in development, Fintepla. We cannot be certain that Fintepla or our product candidates will receive regulatory approval or be successfully commercialized.
We have only one product candidate in clinical development, Fintepla, and our business depends substantially on its successful development and commercialization. We currently have no drug products approved for sale, and we may not be able to develop marketable drug products in the future. Fintepla and our product candidates will require additional clinical and pre-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (NDA) from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals. In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. However, obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approval of Fintepla or our product candidates, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of Fintepla and would have a material and adverse impact on our business.
Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.
Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for Fintepla or our product candidates, which could prevent or significantly delay their regulatory approval.
Fintepla and our product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Fintepla or our product candidates, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate in question is safe and effective, and similar regulatory approvals would be necessary to commercialize our product candidates in other countries. Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.
A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Fintepla is not shown to be safe and effective in clinical trials, the programs could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
The results from the prior clinical trials of Fintepla discussed elsewhere in this report may not necessarily be predictive of the results of future clinical trials or preclinical studies. Even if we are able to complete our planned clinical trials of Fintepla according to our current development timeline, the results from our prior clinical trials of Fintepla may not be replicated in these future trials. Clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in prior clinical trials nonetheless have failed to obtain FDA approval. If we fail to produce positive results in our clinical trials of Fintepla, the development timeline and regulatory approval and commercialization prospects for Fintepla and our business and financial prospects, would be adversely affected.
Further, Fintepla may not be approved even though recent, positive top-line results showed that Fintepla met its primary and all key secondary endpoints in our ongoing Phase 3 clinical trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials.
Top-line data may not accurately reflect the complete results of a particular study or trial.
We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data such as the top-line results we reported from Study 1504, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Delays in the commencement or completion of clinical testing for Fintepla or pre-clinical or clinical testing for our product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.
Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for Fintepla or pre-clinical or clinical testing for our product candidates could significantly affect our product development costs and business plan.
Our Phase 3 program for Fintepla includes three randomized, double-blind placebo-controlled clinical trials of Fintepla as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome and one randomized, double-blind placebo-controlled clinical trial of Fintepla for patients with Lennox-Gastaut Syndrome (LGS). In September 2017, we announced positive top line data from two identical clinical trials, Study 1501 in the U.S. and Canada and Study 1502 in Europe and Australia, which we collectively refer to as Study 1. Study 1 evaluated two dose levels of Fintepla (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg) and met its primary efficacy endpoint of reducing convulsive seizures experienced by patients after treatment of Fintepla compared to treatment with a placebo. In December 2017, we reported additional data from Study 1. Study 1504 is evaluating a single dose a Fintepla (0.5 mg/kg/day, up to a maximum daily dose of 20 mg, which has been shown to be equivalent to 0.8mg/kg/day in patients not taking stiripentol), in patients taking stiripentol, valproate and/or clobazam. Study 1504 is a multi-national study commenced in the third quarter 2016 and is being conducted in western Europe and North America. We reported top-line results from the trial in July 2018. Notwithstanding the aforementioned plans, we may not be able to identify and enroll sufficient number of study participants and interpret results on these time frames, and consequently the completion of our ongoing Phase 3 clinical trials may be delayed.
In November 2017, we enrolled our first patient in our Phase 3 clinical trial of Fintepla as an adjunctive treatment of seizures associated with LGS, Study 1601. Study 1601 is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of Fintepla, low-dose fenfluramine, when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of Fintepla (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. We are targeting a total of 225 patients (75 per treatment arm) in the trial. The primary endpoint of the clinical trial is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose. Part 2 of Study 1601 will be a 12-month open-label extension to evaluate the long-term safety, tolerability and effectiveness of Fintepla.
The completion of clinical trials can be delayed for a number of reasons, including delays related to:
•obtaining regulatory authorization to commence a clinical trial;
•reaching agreement on acceptable terms with clinical research organization (CROs), clinical investigators and trial sites;
•manufacturing or obtaining sufficient quantities of a product candidate and placebo for use in clinical trials;
•obtaining institutional review board (IRB) approval to initiate and conduct a clinical trial at a prospective site;
•identifying, recruiting and training suitable clinical investigators;
•identifying, recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of similar indications;
•retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, or for any other reason they choose, or who are lost to further follow-up;
•uncertainty regarding proper dosing; and
•scheduling conflicts with participating clinicians and clinical institutions.
In addition, if a significant number of patients fail to stay enrolled in any of our current or future clinical trials of Fintepla and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed. Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:
•inability to design appropriate clinical trial protocols;
•inability by us, our employees, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, drug enforcement administration (DEA) or other regulatory requirements or our clinical protocols;
•inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;
•lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;
•lack of effectiveness of any product candidate during clinical trials;
•slower than expected rates of subject recruitment and enrollment rates in clinical trials;
•inability of our CROs or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;
•inability or unwillingness of medical investigators to follow our clinical protocols; and
•unfavorable results from on-going clinical trials and pre-clinical studies.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to the FDA and IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for Fintepla and our product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
Fast Track designation for Fintepla may not lead to a faster development or review process.
We have been granted a Fast Track designation for Fintepla in the United States for the treatment of Dravet syndrome. The Fast Track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. With a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.
Obtaining a Fast Track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for Fintepla, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that Fintepla will receive marketing approval in the United States.
Any breakthrough therapy designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
In February 2018, the FDA granted breakthrough therapy designation for Fintepla in the United States for the treatment of Dravet syndrome. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that any evaluation we may make of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. For example, the FDA may rescind breakthrough therapy designation for Fintepla based on an assessment of whether Fintepla continues to meet the criteria for breakthrough therapy designation in light of the FDA’s approval in June 2018 of Epidiolex for the treatment of seizures associated with Dravet syndrome and the FDA’s approval in August 2018 of Diacomit for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam and neither Epidiolex nor Diacomit was approved as an existing therapy at the time the FDA granted breakthrough therapy designation for Fintepla.
If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.
We are developing proprietary product candidates, including Fintepla, for which we may seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as we anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval.
Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization. In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no there is no guarantee this would ultimately lead to accelerated product development or earlier approval.
Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.
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
We face intense competition, and if our competitors market and/or develop treatments for Dravet syndrome or other CNS disorders that are marketed more effectively, approved more quickly than our product candidates or demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.
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
If approved for the chronic treatment of Dravet syndrome, Fintepla may compete against other products and product candidates. In June 2018, the FDA approved the first treatment of seizures associated with Dravet syndrome, as well as LGS, GW Pharmaceuticals' Epidiolex® (cannabidiol or CBD). Epidiolex is a liquid drug formulation of plant-derived purified cannabidiol, or CBD, which is a chemical component of the Cannabis sativa plant, more commonly known as marijuana. In August 2018, the FDA approved a second treatment, Biocodex's Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. GW

Pharmaceuticals plc has filed a MAA in Europe for CBD in Dravet syndrome and LGS. Insys Therapeutics (Insys) is developing a synthetic cannabidiod (CBD) for the treatment of pediatric epilepsies, including Dravet syndrome. Insys previously advanced its synthetic CBD program, which has received orphan drug designation and Fast Track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys initiated Phase 2 development of its CBD product candidate for childhood absence epilepsy in December of 2017 and initiated a Phase 3 trial in infantile spasms, a pediatric epilepsy syndrome, in the first quarter of 2018. Ovid Therapeutics, Inc. is currently evaluating its product candidate OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H), for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials.
We expect Fintepla, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to successfully differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:
•capital resources;
•research and development resources, expertise and experience, including personnel and technology;
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
If Fintepla receives regulatory approval but does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of Fintepla, if approved by the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Adequate coverage and reimbursement of our approved product by third-party payors will also be critical for commercial success. The degree of market acceptance of any product candidates for which we may receive regulatory approval will depend on a number of factors, including:
•acceptance by physicians and patients of the product as a safe and effective treatment;
•any negative publicity or political action related to our or our competitors’ products;

•the relative convenience and ease of administration;
•the prevalence and severity of adverse side effects;
•demonstration to authorities of the pharmacoeconomic benefits;
•demonstration to authorities of the improvement in burden of illness;
•limitations or warnings contained in a product’s FDA-approved or EMA approved labeling;
•the clinical indications for which a product is approved;
•availability and perceived advantages of alternative treatments;
•the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;
•pricing and cost effectiveness;
•our ability to obtain sufficient U.S. third-party payor coverage and reimbursement;
•our ability to obtain European countries’ pricing authorities’ coverage and reimbursement; and
•the willingness of patients to pay out of pocket in the absence of third-party payor coverage.
Our efforts to educate the medical community, U.S. third-party payors and European countries’ health authorities on the benefits of Fintepla or any of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities and gain broad market acceptance may require significant resources and may never be successful. If our products do not achieve an adequate level of acceptance by physicians, third-party payors, pharmacists, patients, and the medical community, we may not generate sufficient revenue from these products to become or remain profitable.
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
Excluding gains from two discrete business divestitures, we have incurred significant net losses from our operations since the inception and have an accumulated deficit of $696.0 million as of December 31, 2018. In 2018, we used $111.7 million of cash in operations. We expect to continue to incur operating losses and negative cash flow from operating activities for at least the next year primarily as a result of costs incurred related to the development and commercialization of Fintepla. Additionally, in the event that Fintepla is approved in the United States or the EU, we will owe milestone payments related to our 2014 acquisition of worldwide development and commercialization rights to Fintepla. Our ability to generate revenues from Fintepla will depend on a number of factors including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, if at all. If we do not generate significant sales from Fintepla our product candidate that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have agreements with third-party CROs to conduct our ongoing Phase 3 program for Fintepla. We rely heavily on these parties for the execution of our clinical trials and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with good clinical practice (GCP) requirements for clinical studies of our product candidates, and good laboratory practice (GLP) requirements for certain pre-clinical studies. The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional pre-clinical studies or clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice (cGMP), regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. For example, in October 2014, we completed the acquisition of Brabant, which owns worldwide development and commercialization rights to Fintepla, and in October 2016, we completed an asset purchase agreement to acquire the global rights to a preclinical development program for orphan CNS disorders. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•significant or higher than expected acquisition and integration costs;
•write-downs of assets or goodwill or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management, personnel and ownership; and
•inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are dependent on numerous third parties in our manufacturing supply chain, all of which are currently single source suppliers, for the clinical supply of Fintepla, and if we experience problems with any of these suppliers, the development of Fintepla could be delayed.
We outsource all manufacturing and packaging of the clinical trial materials for Fintepla to third parties. For example, in February 2019, we entered into a master supply agreement with Aptuit (Oxford) Limited, an Evotec company (“Aptuit”), pursuant to which Aptuit will be our commercial manufacturer and supplier of the fenfluramine active pharmaceutical ingredient (API) used in our product candidate Fintepla, if approved, would require process validation, for which there can be no assurance of success. We may never be able to establish additional sources of supply for Fintepla.
Suppliers, including Aptuit, are subject to regulatory requirements covering, among other things, testing, quality control and record keeping relating to our product candidate, and are subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions, and increase our costs, while we seek to secure another supplier who meets all regulatory requirements, including obtaining regulatory approval to utilize the new supplier. Accordingly, the loss of any of our current suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.
Reliance on suppliers entails risks to which we would not be subject if we manufactured our product candidate ourselves, including:
•reliance on the third parties for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreements by the third parties because of factors beyond our control or the insolvency of any of these third parties or other financial difficulties, labor unrest, natural disasters or other factors adversely affecting their ability to conduct their business; and
•the possibility of termination or non-renewal of the agreements by the third parties, at a time that is costly or inconvenient for us, because of our breach of the manufacturing agreement or based on their own business priorities.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of December 31, 2018, we employed 90 full-time employees. Of the full-time employees, 60 were engaged in product development, quality assurance and clinical and regulatory activities, 7 were engaged in sales and marketing and 23 were engaged in general and administrative activities (including business and corporate development). If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, especially in the San Francisco Bay Area where we operate. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, our ability to implement our business strategy and our ability to maintain effective internal controls for financial reporting and disclosure controls and procedures as required by the

Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The loss of the services of any members of our senior management team, especially our Chief Executive Officer and President, Stephen J. Farr, Ph.D., could delay or prevent the development and commercialization of Fintepla and our product candidates. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
Fluctuations in the value of the Euro or UK pound sterling could negatively impact our results of operations and increase our costs.
We conduct research and development activities in the UK and other European countries and some of the payments for these activities are denominated in Euros and UK pounds sterling. As a result, we are exposed to foreign exchange risk, and our results of operations may be impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or UK pound sterling, such as the decline in value of the UK pound sterling following the results of the UK’s referendum on withdrawal from the EU. A significant appreciation in the Euro or UK pound sterling relative to the U.S. dollar will result in higher expenses and cause increases in our net losses. Likewise, to the extent that we generate any revenues denominated in foreign currencies, or become required to make payments in other foreign currencies, fluctuations in the exchange rate between the U.S. dollar and those foreign currencies could also negatively impact our results of operations. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

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
Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, if approved, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•the inability to commercialize our product candidates;
•decreased demand for our product candidates, if approved;
•impairment of our business reputation;
•product recall or withdrawal from the market;

•withdrawal of clinical trial participants;
•costs of related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants; or
•loss of revenues.
We have obtained product liability insurance coverage for commercial product sales and clinical trials with a $20 million per occurrence and annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on approval of Fintepla, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Zohydro ER and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
We may never receive regulatory approval or commercialize our product candidate outside of the United States.
We intend to market Fintepla outside of the United States, if approved. For example, Fintepla has received orphan drug designation in the EU, and we completed a Phase 3 clinical trial, which included sites in Europe and Australia, in 2017, and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome in February 2019. The EMA has accepted the MAA and initiated its review. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” regarding FDA approval in the United States, as well as other risks.
For example, in the European Economic Area (EEA), which comprised of 28 EU member states plus Iceland, Liechtenstein, and Norway, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of MAs:
•The Community MA, which is issued by the European Commission through the Centralized · Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.
•National MAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.
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
In the EEA, we have taken advantage of the hybrid application pathway of the EU Centralized Procedure, which is similar to the FDA’s 505(b)(2) pathway. Hybrid applications may rely in part on the results of pre-clinical tests and clinical trials contained in the authorization dossier of the reference product, but must be supplemented with additional data. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, or any potential partner, may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
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
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Any significant differences between our actual results and our estimates and assumptions could negatively impact our financial position, results of operations and cash flows.
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
The results of the UK’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

We are a company with worldwide operations, which includes significant business operations in Europe, and our wholly owned subsidiary Zogenix Europe Limited is incorporated under the laws of England and Wales. In June 2016, a majority of voters in the UK elected to withdraw from the EU in a national referendum. The referendum was advisory, and in March 2017, the government of the UK served notice under Article 50 of the Treaty of the European Union to formally initiate a withdrawal process. The UK and EU have had a two-year period under Article 50 to negotiate the terms of the UK’s withdrawal from the EU. The withdrawal agreement and political declaration that were endorsed at a special meeting of the European Council in November 2018 did not receive the approval of the UK Parliament in January 2019. Further discussions are ongoing, although the European Commission has stated that the EU will not reopen the withdrawal agreement. Any extension of the negotiation period for withdrawal will require the consent of all remaining 27 member states of the EU. The referendum has created significant uncertainty about the future relationship between the UK and the EU, and has given rise to calls for certain regions within the UK to preserve their place in the EU by separating from the UK as well as for the governments of other EU member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future UK laws and regulations as the UK determines which EU laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict our access to capital. If the UK and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European economic area overall could be diminished or eliminated.
Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, the UK’s withdrawal from the EU could materially impact the regulatory regime with respect to the approval of product candidates, disrupt the importation and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. Any delay in obtaining, or an inability to obtain, any marketing approvals or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU. In view of the uncertainty surrounding the UK’s future relationship with the EU, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe. Any of these factors, and/or those stated above, could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European pharmaceutical market.
Risks Related to Our Financial Position and Capital Requirements
We have never generated net income from operations or positive cash flow from operations and are dependent upon external sources of financing to fund our business and development.
We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. In September 2017, our remaining revenue-generating agreement to manufacture and supply Sumavel DosePro to Endo International plc (Endo) was terminated. We have financed our operations primarily through the proceeds from the issuance of equity securities, the sale of the Sumavel DosePro and Zohydro ER businesses, and debt, and have incurred negative cash flow from operations in each year since our inception. For the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $123.9 million, $126.8 million and $69.7 million, respectively, and our cash used in operating activities was $111.7 million, $75.9 million and $72.9 million, respectively. As of December 31, 2018, we had an accumulated deficit of $696.0 million. The losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital.
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
Our operations have consumed substantial amounts of cash since inception. We will require additional capital in the future to fund our operations, including:
•further development of our product candidates to support potential regulatory approval; and
•commercialize any of our product candidates, or any products or product candidates that we may develop, in-license or otherwise acquire, if any such product candidates receive regulatory approval.
In addition, our estimates of the amount of cash necessary to fund our business and development activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of progress and cost of our clinical trials and other product development programs for our product candidates and any future product candidates that we may develop, in-license or acquire;
•the timing of regulatory approval for any of our product candidates and the commercial success of any approved products;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;
•the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;
•the effect of competing technological and market developments; and
•the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish, including our ability to secure a global strategic development and commercialization partner for Fintepla.
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
We may need to raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. For example, we currently have an at-the-market sales agreement with Cantor Fitzgerald & Co (Cantor) for the offer and sale of up to $75.0 million of shares of our common stock from time to time. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities.
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
We may be unable to benefit from favorable UK tax legislation.
As a company that carries out extensive research and development activities, we benefit from the UK’s small and medium-sized enterprises (SMEs) R&D tax relief scheme. For each discrete tax year, we have an option to receive an enhanced UK tax deduction on our eligible R&D activities or, when we are in a net operating loss position for that year, we can elect to surrender net operating losses that arose from our eligible R&D activities in exchange for a cash payment from the UK tax authorities for amounts up to 33.35% of qualifying expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. The majority of our R&D activities consist of qualifying expenditures under the UK’s SME R&D tax relief scheme. To date, aggregate cash payments received under this tax relief scheme were approximately $10.1 million. We may not be able to continue to benefit from the UK’s SME R&D tax relief scheme in the future as we increase our personnel and expand our business as this means we may no longer qualify as an SME. In addition, changes in UK tax legislation may reduce or limit any future claims. For example, on October 29, 2018, the UK Government proposed that from April 1, 2020, the amount of cash claims that a qualifying loss-making SME may receive through the SME R&D tax relief scheme in any one year will be capped at three times that SME’s total Pay As You Earn and National Insurance Contributions liability for that year.
Our ability to utilize our net operating loss and research and development income tax credit carryforwards may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards, and certain other attributes (such as any future carryovers resulting from any business interest deductions that are disallowed under the recently-enacted U.S. tax legislation) (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period as determined under the Code, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Prior to our initial public offering in November 2010, we performed an IRC Section 382 and 383 analysis and determined that we had one ownership change, which occurred in August 2006 upon the issuance of convertible preferred stock. We performed an additional IRC Section 382 and 383 analysis upon the issuance of common stock in our follow-on public offering in September 2011, and together with the issuance of common stock in our initial public offering and certain other transactions involving our common stock, resulted in an additional ownership change. We had a third ownership change as defined by IRC Sections 382 and 383, which occurred in January 2014. There was no forfeiture in federal and California net operating loss carryforwards or research and development income tax credits as a result of the third ownership change. Based on the Company’s most recent assessment through December 31, 2018, no reduction was made to the federal and state net operating loss carryforwards or federal and state tax income tax credit carryforwards under these rules. Any future equity financing transactions, private placements and other transactions that occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as the result of prior or future offerings of our common stock or sales of common stock by our existing stockholders, could have an adverse effect on our consolidated results of operations in future years. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
The Tax Cut and Jobs Act of 2017 (Tax Act) has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax (repatriation tax) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. While we have completed the accounting for the income tax effects of the Tax Act on our financial statements as of December 31, 2018, the Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If clarifying guidance is provided in the future, it may have a material adverse effect on our financial results.
We are exposed to fluctuations in the market values of our investments.
As of December 31, 2018, our cash, cash equivalents and marketable securities totaled $514.2 million. Our cash equivalents and marketable securities include money market funds and certificate of deposits, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper meeting the criteria of our investment policy, which prioritizes the preservation of capital. These investments are subject to general credit, liquidity, market and interest rate risks, instability in the global financial markets, or other factors. As a result, the value or liquidity of our investments could decline and result in a material impairment, which could have a material adverse effect on our financial results and the availability of cash to fund our operations.
Risks Related to Government Regulation
Fintepla and any of our product candidates are subject to extensive regulation, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.
We currently are developing Fintepla for the treatment of seizures associated with Dravet syndrome and LGS, and we completed our rolling submission of a NDA with the FDA for the treatment of seizures associated with Dravet syndrome in February 2019. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market Fintepla or any of our product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.
Under the policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA is subject to a two-tiered system of review times for new drugs: standard review and priority review. For drugs that do not contain a new molecular entity, such as Fintepla, a standard review means the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. The review process and the PDUFA target action date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. The FDA’s review goals are subject to change, and the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted to the FDA around the same time period.
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
As part of its review of an NDA, the FDA may inspect the facility or facilities where the drug is manufactured. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an action letter, which will be either an approval letter, authorizing commercial marketing of the drug for a specified indication, or a Complete Response letter containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA’s evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:
•the FDA may not deem a product candidate safe and effective;
•the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval;

•the FDA may require additional pre-clinical studies or clinical trials;
•the FDA may not approve of our third-party manufacturers’ processes and facilities; or
•the FDA may change its approval policies or adopt new regulations.
Our lead product candidate Fintepla and any of our other product candidates may not achieve their specified endpoints in clinical trials. Further, Fintepla and our other product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may also be contingent on a risk evaluation and mitigation strategy (REMS) program, which can limit the labeling and distribution of a drug product.
The safety and effectiveness of Fintepla has been evaluated in a single, continuing, long-term, open-label, study in patients with Dravet syndrome in Belgium. We initiated a Phase 3 clinical trial for Fintepla as an adjunctive treatment of seizures in children with Dravet syndrome in North America in January 2016 (Study 1501) and in Europe and Australia in June 2016 (Study 1502). In September 2017, we announced positive top-line results from Study 1501 and Study 1502 via a prospective merged study analysis approach whereby top-line results from the first approximately 120 subjects randomized into either Study 1501 or 1502 would have their study results analyzed and be reported initially as “Study 1”. In September 2016, we initiated Cohort 1 of Study 1504 that investigated the pharmacokinetic profile and safety of Fintepla when co-administered with the stiripentol regimen (stiripentol, valproate and/or clobazam). Based on the results of the Cohort 1 pharmacokinetic and safety portion of the trial, in February 2017 we initiated the Cohort 2 safety and efficacy portion of Study 1504 at multiple sites located in France, the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. In July 2018, we reported positive top-line results from Study 1504, which are consistent with those reported in Study 1.
If we are unable to obtain regulatory approval for Fintepla or any of our product candidates on the timeline we anticipate, we may not be able to execute our business strategy effectively and our ability to generate revenues may be limited.
We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for Fintepla.
We have obtained orphan drug designation for Fintepla in the United States and Europe for both the treatment of Dravet syndrome and LGS. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States or, if it affects more than 200,000 people, there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales in the United States. In the EU, a drug may receive orphan designation if the prevalence of the condition in the EU is of no more than five in 10,000 or it if is unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development. Orphan drug designation in the United States confers certain benefits, including tax incentives and waiver of the applicable application fee upon submission of the product for approval in the rare disease or condition. In the EU, sponsors who obtain orphan designation benefit from a number of incentives, including protocol assistance and fee reductions.
If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is eligible for a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug to treat the same rare disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. Also, we are only able to attain orphan drug status in Europe if we are able to demonstrate to EMA that Fintepla has incremental benefit over any other approved product for that orphan disorder. In July 2018, we reported positive top-line results from Study 1504 and in February 2019, we submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. Currently in Europe, only stiripentol has orphan drug status, which has been approved for treatment of seizures in Dravet syndrome, but others could be approved.
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
In the case of any product candidates containing controlled substances, we and our contract manufacturers will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, quality system regulation requirements for medical device components or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.
If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•impose restrictions on the marketing or manufacturing of a product, suspend or withdraw product approvals or revoke necessary licenses;
•issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•commence criminal investigations and prosecutions;
•impose injunctions, suspensions or revocations of necessary approvals or other licenses;
•impose fines or other civil or criminal penalties;
•suspend any ongoing clinical trials;
•deny or reduce quota allotments for the raw material for commercial production of our controlled substance products;
•delay or refuse to approve pending applications or supplements to approved applications filed by us;
•refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or require us to initiate a product recall.
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
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Fintepla may cause undesirable side effects or have other unexpected properties that could delay or prevent approval or result in post-approval regulatory action.
If we or others identify undesirable side effects, or other previously unknown problems, caused by Fintepla or any of our other product candidates with the same or related active ingredients, during development or after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may not permit us to initiate our studies or could put them on hold;
•regulatory authorities may not approve, or may withdraw their approval of the product;
•regulatory authorities may require us to recall the product;
•regulatory authorities may add new limitations for distribution and marketing of the product;
•regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way the product is administered or modify the product in some other way;
•we may be required to implement a REMS program;
•the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our customers. There have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, was signed into law, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, was be increased to 70%, starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year. Manufacturers are required to report such data to the Centers for Medicare & Medicaid Services, or CMS, by the 90th day of each calendar year;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•a licensure framework for follow-on biologic products;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace repealed elements of the PPACA. Recently, the Tax Act was enacted, which, among other things, removes penalties for not complying with the PPACA’s individual mandate to carry health insurance. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear.
Other legislative changes have also been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in an effort to lower prescription drug prices, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid managed care organizations, and those entities’ pharmacy benefit managers (PBMs) and instead, adds two new safe harbors that protect certain point-of-sale price reductions offered directly to patients by pharmaceutical manufacturers as well as certain fixed fee service payments from pharmaceutical manufacturer to PBMs. Individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
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
As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:
•the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;
•federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•federal “sunshine” requirements that require drug manufacturers to report and disclose any “transfer of value” made or distributed to physicians and teaching hospitals, and any investment or ownership interests held by such physicians and their immediate family members. Manufacturers are required to report data to the government by the 90th day of each calendar year;
•federal price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our commercial products;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the European Union enacted Regulation (EU) 2016/679 (General Data Protection Regulation)).
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
To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in governmental health care programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, imprisonment, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
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
Prior to receiving rights to 4 U.S. patents in 2017, we did not own or control any issued patents covering Fintepla or its use. There is no guarantee that any of our pending applications will issue as patents. The patents covering the API in Fintepla have expired and therefore it is not subject to patent protection. The initial applications covering methods of treatment using Fintepla were licensed by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the matter might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling the matter may not have been completely familiar with U.S. patent law or the patent law in various countries, possibly resulting in inadequate disclosure and/or filing of applications at times which do not meet appropriate priority requirements. The named inventors on the pending applications and others involved in the protection of the intellectual property related to Fintepla did not and may still not have sufficient knowledge relating to preferred procedures related to the protection of intellectual property. They published papers which adversely affected our rights. Although they have been advised with respect to procedures going forward, we cannot directly control their actions. All of these factors and others could result in the inability to obtain the issuance of additional applications in the United States or elsewhere in the world.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to make or use compounds that are the same or similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents or our in-licensed patents;
•the APIs in Fintepla are, or may soon become, commercially available in generic drug products, and no patent protection will be available without regard to formulation or method of use;
•we or our licensors, as the case may be, may not be able to detect infringement against our patents or in-licensed patents, which may be especially difficult for manufacturing processes or formulation patents;
•we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;
•we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•it is possible that our pending patent applications will not result in issued patents;
•it is possible that our owned or in-licensed U.S. patents are not Orange-Book eligible;
•it is possible that there are dominating patents to Fintepla of which we are not aware;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•it is possible that others may circumvent our owned or in-licensed patents;
•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our system or products or our system of product candidates;
•our owned or in-licensed issued patents may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal administrative challenges by third parties;
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidate and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to Fintepla. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technology or methods.
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
There is a substantial amount of litigation involving patent and other intellectual property rights in the device, biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court order prohibiting us from selling or licensing the product unless the third party licenses its patent rights to us, which it is not required to do;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products; and
•redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2018, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $33.42 to a high sale price of $62.75. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:
•FDA or international regulatory actions and whether and when we receive regulatory approval for Fintepla;
•the development status of Fintepla, including the results from our clinical trials;
•variations in the level of expenses related to Fintepla clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
•changes in operating performance and stock market valuations of other pharmaceutical companies and price and volume fluctuations in the overall stock market;
•deviations from securities analysts’ estimates or the impact of other analyst comments;

•ratings downgrades by any securities analysts who follow our common stock;
•additions or departures of key personnel;
•third-party payor coverage and reimbursement policies;
•developments concerning current or future strategic collaborations, and the timing of payments we may make or receive under these arrangements;
•developments affecting our contract manufacturers, component fabricators and service providers;
•the development and sustainability of an active trading market for our common stock;
•future sales of our common stock by our officers, directors and significant stockholders;
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, security breaches, system failures or responses to these events;
•changes in accounting principles; and
•discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the success and costs of our Fintepla development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of development and/or regulatory expenses related to Fintepla development programs;
•results of clinical trials for Fintepla;
•any intellectual property infringement lawsuit in which we may become involved;
•the level of underlying demand for any of our product candidates that may receive regulatory approval;
•our ability to control production spending and underutilization of production capacity;
•those of our competitors; and
•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2018, we had research coverage by only 10 securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2018, we had 42,078,164 shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
Certain of our directors and executive officers have established, or may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, warrantholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than 66 2/3% of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than 66 2/3% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market LLC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. The requirements of these rules and regulations have increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place considerable strain on our personnel, systems and resources. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2018, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 22,000 square feet of leased office and laboratory space in Emeryville, California. In October 2018, we entered into a new lease agreement with our current landlord for our new headquarters, which is also located in Emeryville, California, that includes approximately 37,307 square feet of office and laboratory space under a noncancellable lease that expires on June 30, 2027 and has a renewal option for an additional five years. Upon completion of our relocation to our new headquarters, which is expected to be by the end of the second quarter of 2019, the lease agreement for our existing headquarters will be terminated. We also lease limited office space in Maidenhead, United Kingdom under a month-to-month arrangement.
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
Zogenix common stock is listed on the Nasdaq Global Market under the symbol “ZGNX”.
Holders of Common Stock
According to the records of our transfer agent, there were 10 holders of record of our common stock on February 15, 2019. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock over the five year period ended December 31, 2018 to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2013, and that all dividends were reinvested. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Zogenix, Nasdaq Composite and Nasdaq Biotechnology Index
$400.00
$300.00
$200.00
$100.00
$—
2013
2014
2015
2016
2017
2018
Zogenix, Inc.
Nasdaq Composite
Nasdaq Biotechnology Index

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

Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
The following table summarizes certain of our selected financial data. The selected statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 should be read in conjunction with the audited financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information presented elsewhere in this Form 10-K. The selected statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from audited financial statements not included herein.
Our historical results for any prior period do not necessarily indicate our results to be expected for any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data
Revenue:
Contract manufacturing revenue (1)	$—	$9,821	$28,525	$24,369	$15,392
Net product revenue	—	—	—	—	9,840
Service and other product revenue	—	—	325	2,813	3,715
Total revenue	—	9,821	28,850	27,182	28,947
Operating expenses:
Cost of contract manufacturing (1)	—	10,729	22,173	22,356	14,342
Cost of goods sold	—	—	—	—	5,263
Royalty expense	—	—	295	345	591
Research and development	100,925	67,449	41,840	27,860	11,893
Selling, general and administrative	38,950	25,885	26,996	26,347	34,639
Loss on contract termination	—	478	—	—	—
Change in fair value of contingent consideration (2)	1,300	24,100	1,800	(2,000)	—
Restructuring costs	—	—	—	—	—
Asset impairment charges (3)	—	1,116	8,431	—	838
Net gain on sale of business	—	—	—	—	(79,980)
Total operating expenses (income)	141,175	129,757	101,535	74,908	(12,414)
(Loss) income from operations	(141,175)	(119,936)	(72,685)	(47,726)	41,361
Other income (expense):
Interest income (expense), net	7,164	(1,554)	(2,382)	(2,959)	(3,070)
Loss on sale of marketable securities (4)	—	—	—	(5,746)	—
Loss on extinguishment of debt(5)	—	(4,876)	—	—	(1,254)
Change in fair value of common stock warrant liabilities	169	297	5,387	(1,103)	25,332
Change in fair value of embedded derivatives	—	—	—	—	(14)
Other income (expense)(6)	10,126	47	46	(71)	(784)
Total other (expense) income	17,459	(6,086)	3,051	(9,879)	20,210
(Loss) income from continuing operations before income taxes	(123,716)	(126,022)	(69,634)	(57,605)	61,571
Income tax benefit (expense) (7)	—	—	948	15,901	(84)
Net (loss) income from continuing operations	$(123,716)	(126,022)	(68,686)	(41,704)	61,487
Net (loss) income from discontinued operations	(198)	(795)	(1,021)	67,848	(52,900)
Net (loss) income	$(123,914)	(126,817)	(69,707)	26,144	8,587
Net (loss) income per share, continuing operations, basic	$(3.27)	$(4.62)	$(2.77)	$(1.94)	$3.45
Net (loss) income per share, continuing operations, diluted	$(3.27)	$(4.62)	$(2.77)	$(1.94)	$3.44
(1)  Amounts relate to supplying Sumavel DosePro to Endo under a long-term supply agreement (Supply Agreement), which was terminated in 2017. See Note 3 to our consolidated financial statements included in this Form 10-K.
(2) Reflects changes in the estimated fair value of the contingent consideration liability related to potential regulatory and sales-based milestone payments. See Notes 2 and 5 to our consolidated financial statements included in this Form 10-K.

(3) Includes the impairment of long-lived assets used in the production of Sumavel DosePro in 2016 and 2017. See Note 3 to our consolidated financial statements included in this Form 10-K.
(4) Represents loss on sale of marketable securities, which was included as part of the sales consideration received from the divestiture of our Zohydro ER business.
(5) Reflects loss on extinguishment of our term loan and a working capital advance note payable in 2017 and the early termination of a financing agreement with Healthcare Royalty Partners in 2014.
(6) Includes income recognized for qualifying research and development expenditures under UK’s SME R&D tax relief scheme. See Notes 2 and 13 to our consolidated financial statements included in this Form 10-K.
(7) Tax benefit in 2015 resulted from the sale of Zohydro ER.

	As of December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$514,187	$293,503	$155,349	$155,349	$42,205
Working capital	474,355	283,720	154,517	154,517	33,741
Total assets	648,331	417,613	305,822	305,822	202,835
Long-term debt, less current portion	—	18,824	15,899	15,899	21,703
Accumulated deficit	(695,954)	(572,040)	(375,516)	(375,516)	(401,660)
Total stockholders’ equity	522,801	301,521	182,760	182,760	55,279

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
Overview
We are a pharmaceutical company developing and commercializing transformative central nervous system (CNS) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. Our current primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders.
We currently own and control worldwide development and commercialization rights to Fintepla/ZX008, our lead product candidate. Fintepla is low-dose fenfluramine under development for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome (LGS).
Fintepla for Patients with Dravet Syndrome
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Fintepla has received orphan drug designation in the United States and the European Union (EU) for the treatment of Dravet syndrome. In addition, Fintepla for the treatment of Dravet syndrome received Fast Track designation from the U.S. Food and Drug Administration (FDA) in January 2016. We have completed multiple clinical trials of Fintepla for the treatment of Dravet syndrome, including Study 1, a double-blind placebo-controlled studies of Fintepla as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome, Study 1504, which investigated the pharmacokinetic profile and safety of Fintepla when co-administered with the stiripentol regimen and Study 1503, our ongoing open-label extension (OLE) trial to study the long-term safety and effectiveness of Fintepla, which is available to eligible patients who have completed our Phase 3 trials. In February 2019, we completed our rolling submission of a New Drug Application (NDA) with the FDA and submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. Both applications were based on data from Study 1 and Study 1504 in Dravet syndrome and the interim analysis from the ongoing OLE trial Study 1503.
Fintepla for Patients with LGS
LGS is another rare, refractory, debilitating pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are limited and suboptimal. Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of Fintepla as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the AES. In this interim analysis, Fintepla was observed to provide clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, Fintepla was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that Fintepla has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an Investigational New Drug Application (IND) to the FDA to initiate a Phase 3 program of Fintepla in LGS. Our IND for Fintepla as a potential treatment for LGS became effective in April 2017. In the first half of 2017, Fintepla received orphan drug designation for the treatment of LGS from the FDA in the United States and the EMA in the EU.
Study 1601
In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS (Study 1601). Study 1601 is planned for up to 85 sites in North America, Europe, Asia-Pacific, South America, South Africa and Australia and is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of Fintepla, low-dose fenfluramine, when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of Fintepla (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. We are targeting a total of 225 randomized patients (75 per treatment arm) in the trial. The primary endpoint of the clinical trial is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose. The key secondary endpoints include change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.2 mg/kg/day dose, and the proportion of patients achieving a 50 percent reduction in drop seizures. Part 2 of the clinical trial will be a 12-month open-label extension to evaluate the long-term safety, tolerability and effectiveness of Fintepla. In December 2018, we announced that we expect to complete enrollment for Study 1601 in the second half of 2019 and be able to announce top-line results from the study in the first quarter of 2020.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Contingent Consideration Liabilities Resulting from a Business Combination
In conjunction with our business combination we have recorded contingent consideration liabilities payable upon the achievement of specified development, regulatory approval or sales-based milestone events. The contingent consideration liabilities are measured at their respective fair values as of the acquisition date. The models used in valuing the contingent consideration liabilities are based on significant unobservable inputs, including but not limited to:
•estimates of revenues related to the products or product candidates;
•the probability of success for unapproved product candidates considering their stages of development;
•the time to complete the development and approval of product candidates;
•the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals;
•risks related to the viability of and potential alternative treatments in any future target markets; and
•risk adjusted discount rates.
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
Goodwill
We determined that we have only one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not that the fair value goodwill is less than its carrying amount (the qualitative impairment test). Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in the Company’s share price. If we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elect not to use the qualitative impairment test, a quantitative impairment test is performed using a two-step process. The first step of the goodwill qualitative impairment assessment compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. We use our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. Should our market capitalization be less than our total stockholder’s equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of our reporting unit is greater than our carrying amount. If we were to use an income approach, we would establish a fair value by estimating the present value of our projected future cash flows expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenues, gross margins and operating costs, along with considering any implied control premium. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. In 2018, we elected to bypass the qualitative goodwill impairment assessment. As of October 1, 2018, we determined through step one of our quantitative impairment test that the fair value of our single reporting unit significantly exceeded its carrying value and concluded that goodwill was not impaired. We did not recognize any goodwill impairment in any of the years presented.
Indefinite-Lived Intangible Asset
Our indefinite-lived intangible asset consists of in-process research and development (IPR&D) acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we perform a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated in-process research and development intangible asset.
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
In performing the qualitative impairment test, we consider the results of the most recent quantitative impairment test and identify the most relevant divers of the fair value for the IPR&D asset. The most relevant drivers of fair value we have identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers, we identify events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weigh these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more likely than not that the IPR&D asset is impaired we proceed with quantitatively determining the fair value of the IPR&D asset.
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
For 2018, we performed a qualitative test and concluded that it is more-likely-than-not that the fair value of our IPR&D asset exceeded the carrying value and no further testing was required. We did not recognize any IPR&D impairment in any of the years presented.
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
In the fourth quarter of 2016, Endo informed us of their decision to discontinue Sumavel DosePro and we commenced the wind down of our manufacturing operations related to the supply of Sumavel DosePro to Endo (see Note 6 to our consolidated financial statements included in this Form 10-K). As a result, we performed an analysis to estimate cash flows from property and equipment used in the production of Sumavel DosePro in the fourth quarter of 2016. Based on this analysis, we recognized an impairment charge for long-lived assets of $6.4 million. In the first quarter of 2017, we recorded an additional asset impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro. There was no impairment to our long-lived assets in 2018.
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
Our expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations (CROs). Payments under some of the contracts we have with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long term classification based on when they will be realized.

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
We use a Black-Scholes option-pricing model to determine the fair value of our stock options. This fair value determined using this model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include the expected stock price volatility over the expected term of the option, the expected term of the option and the risk-free interest rate associated with the expected term of the option. The expected term of employee options granted is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).We estimate expected volatility based on our historical stock prices over the expected term. If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We recognize forfeitures as they occur.
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
Results of Operations
Comparison of Years Ended December 31, 2018, 2017 and 2016
Revenue

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Contract manufacturing revenue	$—	$9,821	$28,525	$(9,821)	(100)%	$(18,704)	(66)%
Other	—	—	325	—	—%	(325)	(100)%
Total revenue	$—	$9,821	$28,850	$(9,821)	(100)%	$(19,029)	(66)%
We did not generate any revenue in 2018 as we currently do not have any products approved for sale. Revenue generated in 2017 and 2016 resulted from supplying Sumavel DosePro to Endo under the Supply Agreement, which terminated in September 2017.

Cost of Contract Manufacturing

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Cost of contract manufacturing	$—	$10,729	$22,173	$(10,729)	(100)%	$(11,444)	(52)%
The decrease in cost of manufacturing in 2017 as compared to 2016 corresponded to the decrease in revenue in 2017 as compared to 2016. Cost of contract manufacturing in 2017 included a $2.2 million write-down of inventory to its net realizable value.
Research and Development Expenses

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Research and development	$100,925	$67,449	$41,840	$33,476	50%	$25,609	61%
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
The table below sets forth information regarding our research and development costs for our major development programs.

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Research and development expenses:
Fintepla for Dravet syndrome	$52,765	$44,181	$29,133
Fintepla for LGS	15,295	3,638	—
Relday (1)	—	40	439
Other (2)	32,865	19,590	12,268
Total	$100,925	$67,449	$41,840
(1) In August 2017, the development and license agreement with respect to Relday was terminated and all product rights reverted back to its owner.
(2) Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis.
The increases in Fintepla for Dravet syndrome expense in 2018 as compared to 2017, and in 2017 as compared to 2016 were attributable to the progression and expansion of our clinical trial activities related to our Phase 3 development program of Fintepla in Dravet syndrome including Study 1, Study 1504 and Study 1503.
The increase in Fintepla for LGS expense in 2018 as compared to 2017 was primarily attributable to the initiation of (Study 1601) in November 2017.
We use our employee and infrastructure resources across our product and product candidate development programs. Therefore, we have not tracked salaries, other personnel related expenses, facilities or other related costs to our product development activities on a program-by-program basis. The increases in research and development expense, other in 2018 as compared to 2017, and in 2017 as compared to 2016 were primarily attributable to increased headcount to support our increased clinical trial activities.
Selling, General and Administrative Expenses

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Selling	$15,734	$4,762	$6,002	$10,972	230%	$(1,240)	(21)%
General and administrative	23,216	21,123	20,994	2,093	10%	129	1%
Total	$38,950	$25,885	$26,996	$13,065	50%	$(1,111)	(4)%
Selling expense consists primarily of salaries and benefits of marketing and commercial personnel, marketing and advertising costs, service fees under our co-promotion agreement and product sample costs.
Selling expense increased significantly in 2018 as compared to 2017 due primarily to an increase in marketing and commercial headcount and commercial expenses including marketing and pricing studies to prepare for a potential commercial launch of Fintepla. The decrease in selling expense in 2017 as compared to 2016 reflected lower spend on market research activities related to Fintepla.
General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include professional fees for legal, public relations, patent protection, tax and accounting services.
General and administrative expense increased by $2.1 million in 2018 as compared to 2017 due primarily to increased general and administrative headcount as we build our infrastructure to support the expansion of our operations. General and administrative expenses remained flat in 2017 as compared to 2016.
Change in Fair Value of Contingent Consideration and Asset Impairment Charges

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Change in fair value of contingent consideration	$1,300	$24,100	$1,800	$(22,800)	(95)%	$22,300	1,239%
Asset impairment charges	$—	$1,116	$8,431	$(1,116)	(100)%	$(7,315)	(87)%
The contingent consideration liability resulted from our October 2014 acquisition of worldwide development and commercialization rights to Fintepla, where we agreed to pay additional consideration upon the achievement of certain regulatory-related and commercial-related milestones.
In 2018, we recorded a charge of $1.3 million to reflect an increase in the estimated fair value of contingent consideration liability primarily to reflect a reduction in the discount periods due to the passage of time, partially offset by a change in discount rate.
In 2017, we revised the fair value estimates for contingent consideration liability to incorporate increased probabilities of success as a result of positive top-line data from Study 1 in September 2017, and the initiation of Study 1601 in November 2017. Accordingly, we recorded a charge associated with the resulting change in the estimated fair value of $24.1 million.
In 2016, we recorded a charge of $1.8 million to reflect an increase in the estimated fair value of contingent consideration liability resulting from adjustments to the estimated time frame necessary to achieve the developmental milestones, changes in market interest rates as well as the passage of time.
Asset impairment charges incurred in 2017 and 2016 were primarily associated with long-lived assets used in the contract manufacturing of Sumavel DosePro to our single customer Endo under the Supply Agreement, which terminated in 2017.

Other income (expense)

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Interest income	$7,170	$1,090	$443	$6,080	558%	$647	146%
Interest expense	(6)	(2,644)	(2,825)	2,638	(100)%	181	(6)%
Loss on extinguishment of debt	—	(4,876)	—	4,876	(100)%	(4,876)	—%
Change in fair value of common stock warrant liabilities	169	297	5,387	(128)	(43)%	(5,090)	94%
Other income (expense), net	10,126	47	46	10,079	21,445%	1	(2)%
Total other income (expense)	$17,459	$(6,086)	$3,051	$23,545	(135)%	$(9,137)	299%
Interest Income
In 2018, we invested our excess cash from net proceeds received from our August 2018 follow-on offering in marketable securities. Interest income increased in 2018 as compared to 2017 and was attributable to interest earned from purchases of and investments in marketable securities. Interest income increased in 2017 as compared to 2016 and was attributable to interest earned from higher average cash and cash equivalents balances.
Interest Expense
In 2018, we had no debt. Interest expense incurred in 2017 and 2016 were primarily attributable to our term loan which was repaid in 2017 and amortization of imputed interest on an interest-free working capital advance related to the Supply Agreement, which was settled in 2017. See Note 8 to our consolidated financial statements for additional information.
Loss on Extinguishment of Debt
Loss on extinguishment of debt in 2017 consisted of a $1.5 million loss resulting from the early prepayment of our term loan and a $3.4 million noncash charge for the extinguishment of the working capital advance note payable related to the Supply Agreement resulting in the write-off of unamortized debt discount. See Note 8 to our consolidated financial statements for additional information.
Change in Fair Value of Common Stock Warrant Liabilities
The change in fair value of common stock warrant liabilities resulted from the periodic remeasurement of the estimated fair value (see Note 5 to our consolidated financial statements for additional discussion). The decrease in fair value of common stock warrant liabilities in 2017 as compared to 2016 was due to the expiration of outstanding warrants in July 2017, which were exercisable for 1.9 million shares of common stock with an exercise price of $20.00 per share. The warrants were issued in connection with a 2012 common stock public offering. As of December 31, 2018, we had outstanding warrants to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share that are measured at fair value at each reporting date. These warrants will expire in July 2021 if not exercised.
Other Income (Expense), Net
Other income (expense), net increased by $10.1 million in 2018 as compared to 2017 and was attributable to income related to claims submitted under UK’s small and medium sized enterprises (SME) research and development (R&D) tax relief scheme for qualifying expenditures incurred in the 2015 and 2016 tax years. See Notes 2 and 13 in Part IV, Item 15, Notes to Consolidated Financial Statements for additional details. Other income (expense), net in 2017 and 2016 consisted of foreign currency transaction gains and losses.
Income Taxes

	Year Ended December 31,			2017 to 2018		2016 to 2017
(Dollars in thousands)	2018	2017	2016	$ change	% change	$ change	% change
Income tax benefit	$—	$—	$948	$—	(100)%	$(948)	(100)%
In 2017 and 2018, no tax provision has been recognized because of our operating losses and the full valuation allowance provided on all deferred tax assets, including net operating losses. In 2016, we recognized a tax benefit of $0.9 million primarily due to the impact of changes in tax laws (tax rate reductions) enacted in the UK, which decreased our deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES
Since we commenced operations in 2006, our operations have been financed primarily through equity and debt financings and proceeds from two business divestitures—Sumavel DosePro and Zohydro ER. Excluding gains from business divestitures, we have incurred significant net losses from operations and negative cash flows from operating activities since inception. As of December 31, 2018, we have an accumulated deficit of $696.0 million. We currently do not have an approved product for sale and we have no source of revenue. We expect to continue to incur significant operating losses and negative cash flows from operations to advance our product candidates through development and commercialization. Additionally, upon acceptance of our regulatory submissions or approval by the FDA or the EMA for Fintepla, if at all, we will owe milestone payments related to our acquisition of worldwide development and commercialization rights to Fintepla. For example, the EMA’s acceptance of our MAA in February 2019 triggered a $10.0 million development milestone payment due to the former owners of Brabant and an additional $10.0 million milestone payment shall become due and payable if our NDA, filed in February 2019, is accepted by the FDA. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of, and commercialize Fintepla. To date, we have relied primarily on the proceeds from equity offerings to finance our operations. Our recent equity offerings include the following transactions.
In the third quarter of 2017, we sold a total of 1,550,880 shares of our common stock pursuant to an at-the-market sale agreement with Cantor Fitzgerald & Co. (ATM Agreement) resulting in net proceeds of approximately $19.4 million.
In October 2017, we completed an underwritten public offering for the sale of 7,700,000 shares of our common stock. Net proceeds raised from the offering amounted to approximately $271.3 million.
In the second quarter of 2018, we sold a total of 740,417 shares of our common stock pursuant to the ATM Agreement and received net proceeds of approximately $30.3 million.
In August 2018, we completed an underwritten public offering for the sale of 6,000,000 shares of our common stock. Net proceeds raised from the offering were approximately $292.9 million.
The following table summarizes our cash and cash equivalents and marketable securities as of December 31, 2018 and 2017:

	2018	2017	$ Change
	(In Thousands)
Cash and cash equivalents	$68,454	$293,503	$(225,049)
Marketable securities	445,733	—	445,733
Total	$514,187	$293,503	$220,684
A summary of our cash flows for the periods presented was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Operating activities	$(111,658)	$(75,874)	$(72,880)
Investing activities	(444,750)	(76)	(103)
Financing activities	331,359	277,902	(817)
Operating Activities
Net cash used in operating activities of $111.7 million in 2018 was primarily attributable to a net loss of $123.9 million, offset by noncash charges of $14.8 million including $15.5 million of stock-based compensation, and a net cash inflow from changes in operating assets and liabilities of $2.5 million. The change in our net operating assets and liabilities was primarily due to increases in accrued expenses related to an increase in our research and development activities and timing of prepayments for CRO clinical costs.
Net cash used in operating activities of $75.9 million in 2017 was primarily attributable to a net loss of $126.8 million, offset by aggregate noncash charges of $39.5 million including $24.1 million from the fair value remeasurement of our contingent consideration liability, and a net cash inflow from changes in operating assets and liabilities of $11.4 million. The increase in cash provided by the net change in operating assets and liabilities was primarily attributable to cash received under the Supply Agreement for previously delivered product. Certain working capital balances which were net settled by the extinguishment of the working capital advance note payable pursuant to the termination of the Supply Agreement were accounted for as a noncash activity.
Net cash used in operating activities of $72.9 million in 2016 was primarily attributable to a net loss of $69.7 million and a net cash outflow from changes in operating assets and liabilities of $17.8 million, offset by aggregate noncash charges of $14.6 million. The primary use of cash from changes in working capital was attributable to an $11.2 million increase in trade accounts receivable due to the timing of shipments and collections. Other uses of cash in operating activities include personnel-related costs, research and development costs for Fintepla, other professional services, including legal and accounting, and increases in our accounts payable and accrued expenses due to the timing of payments. Cash provided by changes in working capital items was primarily attributable to lower inventory purchases of Sumavel DosePro raw materials due to the anticipated wind down of our contract manufacturing operations related to the supply of Sumavel DosePro to our single customer.
Investing Activities
Net cash used in investing activities in 2018 included cash outflows of $569.5 million from the purchase of available-for-sale securities and $1.0 million for construction of tenant improvements at our new corporate headquarters. Cash outflows were partially offset by cash inflows of $125.8 million from maturities of available-for-sale securities.
Net cash used in investing activities in 2017 and 2016 was primarily related to purchases of computers and other office equipment.
Financing Activities
Net cash provided by financing activities of $331.4 million in 2018 consisted of net proceeds of $292.9 million from a follow-on offering of common stock, $30.2 million from the sale of common stock pursuant to the ATM Agreement and $9.7 million from issuance of common stock under equity incentive plans, offset by $1.4 million for payment of employee withholding taxes related to net share settlement of equity awards.
Net cash provided by financing activities of $277.9 million in 2017 consisted of net proceeds of $271.3 million from a follow-on offering of common stock, $19.4 million from sale of common stock pursuant to the ATM Agreement and $9.2 million from issuance of common stock under equity incentive plans, offset by $21.9 million to repay all outstanding indebtedness.
Net cash used in financing activities of $0.8 million in 2016 consisted of $1.2 million for net debt repayment, offset by cash receipts of $0.4 million from issuance of common stock under equity incentive plans.
Future Funding Requirements
Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of progress and cost of our clinical trials and other product development programs for our product candidates and any future product candidates that we may develop, in-license or acquire;
•the timing of regulatory approval for any of our product candidates and the commercial success of any approved products;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;
•the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate;
•the effect of competing technological and market developments; and
•the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish, including our ability to secure a global strategic development and commercialization partner for Fintepla.
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
Contractual Obligations and Commitments
The following table describes our contractual cash obligations and commitments as of December 31, 2018:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Thousands)
Operating lease obligations (1)	$15,821	$1,201	$3,479	$3,845	$7,296
(1) Represents the minimum rental payments, net of sublease income.
In connection with our acquisition of Fintepla, we may be required to make certain regulatory and sales-based milestone payments. We cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 2 and 5 to our consolidated financial statements in this Form 10-K for additional details of our potential milestone payment obligations.
Recent Accounting Pronouncements
For the summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, in Part IV, Item 15, Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The primary objective of our investment activities is to preserve our capital until it is required to fund operations, including our research and development activities.
Interest Rate Risk
As of December 31, 2018, we had cash, cash equivalents and marketable securities of $514.2 million. We invest our excess cash primarily in money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. These investments are denominated in U.S. Dollars. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. A portion of our investments consisting of interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. The portfolio includes cash equivalents and investments in marketable securities with active secondary or resale markets to ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2018.

Foreign Exchange Risk
As a result of our UK operations, we face exposure to movements in foreign currency exchange rates, primarily the British Pound Sterling and the Euro against the U.S. Dollar. The current exposures arise primarily from cash and payables and accruals denominated in the British Pound Sterling and the Euro. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Based on our foreign currency exchange rate exposures at September 30, 2018, a hypothetical 10% adverse fluctuation in the average exchange rate of the Euro or the British Pound Sterling would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate our exposure to foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by Item 8 are included herein, commencing on page F-1 of this report.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2018, which is included below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Zogenix, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Zogenix, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Zogenix, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
(b) See Exhibit Index.
(c) See Item 15(a)(2) above.

Zogenix, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Zogenix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Redwood City, California
February 28, 2019

Zogenix, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$68,454	$293,503
Marketable securities	445,733	—
Prepaid expenses	6,718	5,994
Other current assets	11,825	5,206
Total current assets	532,730	304,703
Property and equipment, net	2,870	245
Indefinite-lived intangible asset	102,500	102,500
Goodwill	6,234	6,234
Other assets	3,997	3,931
Total assets	$648,331	$417,613
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,989	$3,356
Accrued clinical trial expenses	10,621	8,657
Accrued compensation	5,277	6,616
Other accrued liabilities	1,845	1,842
Current portion of contingent consideration	32,300	—
Common stock warrant liabilities	343	512
Total current liabilities	58,375	20,983
Contingent consideration, net of current portion	45,900	76,900
Deferred tax liability	17,425	17,425
Other long-term liabilities	3,830	784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 42,078 and 34,808 shares issued and outstanding at December 31, 2018 and 2017, respectively.	42	35
Additional paid-in capital	1,218,710	873,526
Accumulated deficit	(695,954)	(572,040)
Accumulated other comprehensive income	3	—
Total stockholders’ equity	522,801	301,521
Total liabilities and stockholders’ equity	$648,331	$417,613

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Contract manufacturing revenue	$—	$9,821	$28,525
Other	—	—	325
Total revenue	—	9,821	28,850
Operating expenses (income):
Cost of contract manufacturing	—	10,729	22,173
Royalty expense	—	—	295
Research and development	100,925	67,449	41,840
Selling, general and administrative	38,950	25,885	26,996
Loss on contract termination	—	478	—
Change in fair value of contingent consideration	1,300	24,100	1,800
Asset impairment charges	—	1,116	8,431
Total operating expenses	141,175	129,757	101,535
Loss from operations	(141,175)	(119,936)	(72,685)
Other income (expense):
Interest income	7,170	1,090	443
Interest expense	(6)	(2,644)	(2,825)
Loss on extinguishment of debt	—	(4,876)	—
Change in fair value of common stock warrant liabilities	169	297	5,387
Other income (expense), net	10,126	47	46
Total other income (expense)	17,459	(6,086)	3,051
Loss from continuing operations before income taxes	(123,716)	(126,022)	(69,634)
Income tax benefit	—	—	948
Loss from continuing operations	(123,716)	(126,022)	(68,686)
Loss from discontinued operations, net of tax	(198)	(795)	(1,021)
Net loss	$(123,914)	$(126,817)	$(69,707)
Net loss per share, basic and diluted:
Continuing operations	$(3.27)	$(4.62)	$(2.77)
Discontinued operations	$—	$(0.03)	$(0.04)
Total	$(3.27)	$(4.65)	$(2.81)

Weighted average common shares outstanding, basic and diluted	37,884	27,301	24,785

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(123,914)	$(126,817)	$(69,707)
Other comprehensive income:
Net unrealized gains on marketable securities, net of tax	3	—	—
Comprehensive loss	$(123,911)	$(126,817)	$(69,707)

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	24,772	$25	$558,251	$—	$(375,516)	$182,760
Net loss	—	—	—	—	(69,707)	(69,707)
Issuance of common stock under employee equity plans	41	—	350	—	—	350
Stock-based compensation	—	—	7,353	—	—	7,353
Balance at December 31, 2016	24,813	25	565,954	—	(445,223)	120,756
Net loss	—	—	—	—	(126,817)	(126,817)
Issuance of common stock, net of issuance costs of $18.1 million	9,256	9	290,582	—	—	290,591
Issuance of common stock upon net exercise of common stock warrants	26	—	—	—	—	—
Issuance of common stock under employee equity plans	713	1	10,835	—	—	10,836
Stock-based compensation	—	—	6,155	—	—	6,155
Balance at December 31, 2017	34,808	35	873,526	—	(572,040)	301,521
Net loss	—	—	—	—	(123,914)	(123,914)
Net unrealized gain on marketable securities, net of tax	—	—	—	3	—	3
Issuance of common stock, net of issuance costs of $20.2 million	6,740	7	323,128	—	—	323,135
Issuance of common stock under employee equity plans	563	—	7,994	—	—	7,994
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(33)	—	(1,430)	—	—	(1,430)
Stock-based compensation	—	—	15,492	—	—	15,492
Balance at December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801

See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(123,914)	$(126,817)	$(69,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,492	6,155	7,353
Depreciation	155	425	1,402
Amortization of debt issuance costs and debt discount	—	887	991
Net accretion and amortization of investments in marketable securities	(1,998)	—	—
Change in fair value of common stock warrant liabilities	(169)	(297)	(5,387)
Change in fair value of contingent consideration	1,300	24,100	1,800
Inventory write-down	—	2,232	—
Asset impairment charges	—	1,116	8,431
Loss on extinguishment of debt	—	4,876	—
Changes in operating assets and liabilities:
Trade accounts receivable	—	9,356	(11,181)
Inventory	—	2,583	4,983
Prepaid expenses and other current assets	(9,335)	(801)	(3,394)
Other assets	266	(2,784)	471
Accounts payable, accrued and other liabilities	6,545	4,340	(1,778)
Deferred revenue	—	(1,245)	(5,839)
Deferred tax liability	—	—	(1,025)
Net cash used in operating activities	(111,658)	(75,874)	(72,880)
Cash flows from investing activities:
Purchases of marketable securities	(569,515)	—	—
Proceeds from maturities of marketable securities	125,783	—	—
Purchases of property and equipment	(1,018)	(76)	(103)
Net cash used in investing activities	(444,750)	(76)	(103)
Cash flows from financing activities:
Proceeds from borrowings	—	—	2,167
Principal repayments of long-term debt	—	(20,000)	(3,334)
Payment of fees to extinguish long-term debt	—	(1,865)	—
Proceeds from issuance of common stock under equity incentive plans	9,654	9,176	350
Taxes paid related to net share settlement of equity awards	(1,430)	—	—
Proceeds from issuance of common stock, net of issuance costs	323,135	290,591	—
Net cash provided by (used in) financing activities	$331,359	$277,902	$(817)
Net (decrease) increase in cash, cash equivalents and restricted cash (1)	$(225,049)	$201,952	$(73,800)
Cash, cash equivalents and restricted cash at beginning of period (1)	$293,503	$91,551	$165,351
Cash, cash equivalents and restricted cash at end of period	$68,454	$293,503	$91,551
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,475	$1,470
Noncash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,762	$—	$—
Extinguishment of working capital advance note payable under the Supply Agreement through net settlement of balances owed to the Company (2)	$—	$7,000	$—
(1)   Amounts in 2016 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Note 2 for further information.
(2) See Notes 3 and 8 for further information.
See accompanying notes to the consolidated financial statements.

Zogenix, Inc.
Notes to Consolidated Financial Statements
 1. Organization and Description of Business
Zogenix, Inc. and subsidiaries (the Company) is a pharmaceutical company developing and commercializing transformative central nervous system (CNS) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. The Company is currently focused on developing and commercializing CNS therapies to address rare, or “orphan” childhood-onset epilepsy disorders.
The Company was incorporated as SJ2 Therapeutics, Inc. in May 2006 in the State of Delaware and changed its name to Zogenix, Inc. in August 2006. The Company is in the development stage and generates no revenue. Previously, the Company performed contract manufacturing services in supplying Sumavel DosePro to Endo International plc (Endo) under a long-term supply agreement (Supply Agreement), which was terminated in 2017.
Future Funding Requirements
Excluding gains from two discrete business divestitures, the Company has incurred significant net losses and negative cash flows from operating activities resulting in an accumulated deficit of $696.0 million as of December 31, 2018. Management expects to continue to incur significant operating losses and negative cash flows from operations as the Company continues to incur costs related to its ongoing Phase 3 clinical trials of Fintepla in North America and the European Union (EU) in Dravet syndrome and a Phase 3 clinical trial in Lennox-Gastaut syndrome (LGS), which commenced in November 2017. Additionally, upon acceptance of the Company’s regulatory submissions or approval for Fintepla/ZX008 by the U.S. Food and Drug Administration (FDA) or the European Medicines Agency (EMA), if at all, the Company will owe milestone payments under an existing agreement in connection with the Company’s prior acquisition of Fintepla. Through December 31, 2018, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Until such time, if ever, the Company can generate a sufficient amount of revenue to finance its cash requirements, the Company may need to continue to rely on additional financing to achieve its business objectives. However, if such financing is not available at adequate levels when needed, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of its business plans, and its operating results and financial condition would be adversely affected.
2. Summary of Significant Accounting Policies

Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Zogenix and its wholly-owned subsidiaries. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. All intercompany transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. Specifically, “Accrued clinical trial expenses” and “Other accrued liabilities”, which previously were reported as “Accrued expenses” on the consolidated balance sheet, are now reported as separate line items.

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
Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable and accrued liabilities, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. See Notes 4 and 5 for information on fair value for marketable securities, contingent consideration liabilities and the Company’s outstanding common stock warrant liabilities.

Cash Equivalents and Marketable Securities
The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less at the date of purchase.
The Company invests its excess cash in marketable securities with high credit ratings including money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper, which are all classified as “available-for-sale”. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond three months at the date of purchase as current assets on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value determined to be other-than-temporary, if any, on marketable securities are included in other income (expense), net. The cost of securities sold is determined using the specific identification method.
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
Concentration of Risk
Cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company maintains amounts on deposit with various financial institutions, which may exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits. The Company invests its excess cash primarily in money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe it is exposed to any significant credit risk related to these instruments.

Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a New Drug Application (NDA) filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the

Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets and primarily consists of the following:

Computer equipment and software	3 years
Furniture and fixtures	3-7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Depreciation expense for 2018, 2017 and 2016 was $0.2 million, $0.4 million and $1.4 million, respectively.
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
As of October 1, 2018, the Company performed a quantitative test and determined the fair value of its single reporting unit significantly exceeded its carrying value. As such, the Company concluded that goodwill was not impaired. The Company has not recognized any goodwill impairment in any of the years presented.
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
For 2018, the Company performed a qualitative test and concluded that it is more-likely-than-not that the fair value of the Company’s IPR&D asset exceeded the carrying value and no further testing was required. The Company did not recognize any IPR&D impairment in any of the years presented.
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
The Company recognized an impairment charge for long-lived assets of $6.4 million in 2016 as a result of the decision by Endo International plc (Endo) to discontinue the sale of Sumavel DosePro and terminate the long-term manufacturing and supply agreement (the Supply Agreement) with the Company. In 2017, the Company recorded an impairment charge of $0.8 million for long-lived manufacturing assets associated with the production of Sumavel DosePro. There was no impairment to long-lived assets in 2018.
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
Revenue Recognition
In 2018, the Company had no revenue as it had no contracts with customers. In 2017 and 2016, the Company recognized revenue from contract manufacturing services provided under the Supply Agreement with Endo, which terminated in September 2017. Contract manufacturing revenue was recognized under the legacy revenue recognition standard when all of the following criteria for revenue recognition have been met: (1) persuasive evidence of an arrangement existed (2) delivery has occurred or services have been rendered; (3) the fee was fixed or determinable; and (4) collectability was reasonably assured.
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
The Company’s expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations (CROs). Payments under some of the Company’s contracts with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on information available to its product development or administrative staff. If the Company underestimates or overestimates the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods.
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
UK’s Research and Development (R&D) Tax Relief Scheme
The Company carries out extensive research and development activities that benefit from UK’s small and medium-sized enterprises (SME) R&D tax relief scheme, whereby an entity has an option to receive an enhanced UK tax deduction on its eligible R&D activities or, when an SME entity is in a net operating loss position, elect to surrender net operating losses that arise from its eligible R&D activities in exchange for a cash payment from the UK tax authorities. As the tax incentives may be received without regard to an entity’s actual tax liability, they are not subject to accounting for income taxes. Amounts realized under the SME R&D tax relief scheme are recorded as a component of other income after an election for tax relief in the form of cash payments has been made for a discrete tax year by submitting a claim and collectability is deemed probable and reasonably assured.
Leases
The Company leases office space facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. Landlord allowances and incentives received, including allowances for leasehold improvements and rent holidays, are recognized as reductions to rent expense on a straight-line basis over the term of the lease. Cash reimbursements for tenant improvement allowances not yet received are recorded in other current assets on the consolidated balance sheet. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company begins recognizing rent expense on the date it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the rent expense recognized.
Foreign Currency Transactions
Gains or losses resulting from transactions denominated in foreign currencies are included in other expense, net in the consolidated statements of operations and were not material for all periods presented.
Stock-Based Compensation
The Company recognizes stock-based compensation for all equity awards made to employees based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period. For stock awards which have a performance component, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is expensed over the service period for each separately vesting tranche when the achievement of the performance condition becomes probable. The Company recognizes forfeitures as they occur.

Valuation of Stock Options
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
•Expected term—The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled, including an estimate for those option awards still outstanding. The Company used the simplified method, as permitted by the SEC for companies with a limited history of relevant stock option exercise activity, to determine the expected term for its option grants.
•Expected volatility—The expected volatility was calculated based on the Company’s historical stock prices over the expected term, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.
•Risk-free interest rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximated the Company’s expected term.
•Dividend yield—The dividend yield was based on the Company’s dividend history and the anticipated dividend payout over its expected term.
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
Loss from Continuing Operations per Share
Basic net loss from continuing operations per share is calculated by dividing the net loss from continuing operations by the weighted average number of common shares outstanding for the period reduced by weighted average shares subject to repurchase, without consideration for common stock equivalents. Diluted net loss from continuing operations per share is computed by dividing the net loss from continuing operations by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and as-if converted method, as applicable. For purposes of this calculation, stock options, restricted stock units and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss from continuing operations per share when their effect is dilutive.
The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants to purchase common stock and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.
The following table presents the computation of basic and diluted loss from continuing operations per share (in thousands, except per share amounts):

	2018	2017	2016
Numerator
Net loss from continuing operations	$(123,716)	$(126,022)	$(68,686)
Denominator
Weighted average common shares outstanding, basic and diluted	37,884	27,301	24,785
Loss from continuing operations per share, basic and diluted	$(3.27)	$(4.62)	$(2.77)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted loss from continuing operations per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares subject to outstanding common stock options	3,770	3,865	3,171
Shares subject to outstanding restricted stock units	289	237	85
Shares subject to outstanding warrants to purchase common stock	33	282	1,975
	4,092	4,384	5,231
Segment Information
The Company operates as a single segment, which is the business of developing and commercializing transformative therapies to improve the lives of patients living with rare diseases and their families. The Company’s chief decision maker, the President and Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. Substantially all of the Company's long-lived assets are located in the U.S.

Accounting Pronouncements Recently Adopted
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance, or collectively, Topic 606, amended the existing accounting standards for revenue recognition. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements as the Company does not have any contracts with customers.
ASU 2016-15, Statement of Cash Flows (Topic 230) provides guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this ASU should be applied retrospectively to all periods presented. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents rather than only cash and cash equivalents, as previously required. The Company adopted ASU 2016-18 effective January 1, 2018 on a retrospective basis to all periods presented. For the year ended December 31, 2016, the change in restricted cash due to the release from escrow of holdback funds related to the Company’s divestiture of Zohydro ER of $10.0 million has been excluded from investing activity in the statement of cash flows as the amount has now been included in the beginning total cash, cash equivalents, and restricted cash balance. The adoption of the guidance did not have any impact on the Company’s financial position or result of operations. As of December 31, 2018 and 2017, the Company did not have any restricted cash.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business narrows the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This accounting standards update is required to be applied prospectively to transactions occurring after the date of adoption. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting provides guidance on determining changes to the terms and conditions of share-based payment awards and require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting simplifies the accounting for share-based payment awards issued to nonemployees for goods and services, including fixing the estimated fair value of the stock award at the date of grant. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The adoption of ASU 2018-07 requires a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted ASU 2018-07 effective July 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act). In accordance with SAB 118, the Company recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the effects of the transition tax on undistributed foreign earnings and profits in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, the Company completed its accounting for the impact of the Tax Act and determined there were no material changes to its analysis originally performed. See Note 12 to the consolidated financial statements for additional details.
In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments became effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms (CDI) – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Except for the requirement to provide the annual disclosure changes in stockholders’ equity for interim periods, which will be included beginning with the Company’s quarterly report on Form 10-Q ending March 31, 2019, the Company has adopted all relevant disclosure requirements.
Accounting Pronouncements Issued But Not Yet Effective
ASU 2016-02, Leases (Topic 842) establishes a right-of-use (ROU) model that requires all lessees to recognize ROU assets and liabilities for leases with a duration greater than one year on the balance sheet as well as provide disclosures with respect to certain qualitative and quantitative information regarding the amount, timing and uncertainty of cash flows arising from leases. Both a ROU asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with various practical expedients allowed. In July 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a new transition method that offers the option to use the effective date as the date of initial application. The Company intends to elect this alternative transition method and therefore will not adjust comparative-period financial information and will continue to present all prior periods under previous lease accounting guidance. In addition, the Company intends to utilize the practical expedient that allows the Company to not reassess whether an expired or existing contract contains a lease, the classification of leases or initial direct costs. The Company has identified the population of its contracts subject to this guidance. While the Company is finalizing its evaluation of the impact of adopting this accounting standard update on its consolidated financial statements and related disclosures, the Company expects to recognize on its balance sheet for associated leases a new ROU asset ranging from $7.5 million to $9.5 million and lease liability ranging from $12.0 million to $14.0 million, with the difference between ROU assets and lease liability attributed to the elimination of remaining unamortized lease incentive obligations, deferred rent and a cease-use liability. The adoption of this standard are also expected to impact the Company’s consolidated financial statement disclosures.

ASU 2016-13, Financial Instruments –  Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. The Company intends to adopt this standard update in the first quarter of 2020. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements upon adoption.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing and impact of adopting this ASU on its consolidated financial statements and related disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement modifies the disclosure requirements in Topic 820 by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the timing and impact of adopting this ASU on its consolidated financial statements and related disclosures.
3.  Strategic and License Agreements
Fintepla (ZX008)
In October 2014, the Company acquired Brabant Pharma Limited (Brabant) in a business combination and obtained worldwide development and commercialization rights to Fintepla (ZX008; low-dose fenfluramine), its lead product candidate. Under the terms of the sale and purchase agreement, the Company agreed to make future milestone payments to the former owners of Brabant for up to $95.0 million in the event the Company achieves certain milestones with respect to Fintepla, consisting of $50.0 million in regulatory milestones and $45.0 million in sales milestones. In February 2019, the Company completed a rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA, which triggered a $10.0 million development milestone payment. An additional $10.0 million milestone payment shall become due and payable if the NDA is accepted by the FDA.
In addition, the Company has a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the Universities) that runs through September 2045. Under the terms of the agreement, the Universities granted the Company an exclusive worldwide license to use the data obtained from a study related to low-dose fenfluramine for the treatment of Dravet syndrome, as well as certain other intellectual property. The Company is required to pay a mid-single-digit percentage royalty on net sales of products containing low-dose fenfluramine for the treatment of Dravet syndrome or, in the case of a sublicense of products containing low-dose fenfluramine for the treatment of Dravet syndrome, a percentage in the mid-twenties of the sub-licensing revenues. The agreement may be terminated by the Universities if the Company: (a) does not use commercially reasonable efforts to (i) develop and commercialize products containing low-dose fenfluramine for the treatment of Dravet syndrome or related conditions stemming from infantile epilepsy, or (ii) seek approval of products containing low-dose fenfluramine for the treatment of Dravet syndrome in the United States; or (b) if the Company becomes insolvent or makes an assignment for the benefit of creditors or should any petition in bankruptcy, or similar relief, be filed by or against the Company. The Company can terminate the agreement upon specified prior written notice to the Universities.

Contract Manufacturing Supply Agreement with Endo and Associated Exit Activities
In May 2014, the Company completed the sale of its Sumavel DosePro business. Concurrently with the sale, the Company entered into the Supply Agreement to be the exclusive supplier of Sumavel DosePro to Endo. The Supply Agreement was terminated in September 2017. The Company recorded a charge of $2.2 million in inventory write-down to reflect its current net realizable value as a result the termination agreement in 2017 and also recorded an impairment charge of $2.0 million in 2016 to write off the remaining carrying amount of a prepaid royalty associated with the Supply Agreement. These additional charges reflected ongoing negotiations over the course of finalizing the termination of the Supply Agreement and were included as a cost of contract manufacturing and a component of operating expenses, respectively, in the consolidated statements of operations.
Pursuant to the termination agreement, the Company also received cash consideration of $1.5 million from Endo for reimbursement of a portion of the Company’s termination costs for its third-party suppliers and manufacturers related to Sumavel DosePro product. As part of the termination agreement, both parties also agreed to net settle outstanding accounts receivable of $4.7 million due from Endo and the Company’s remaining purchased raw materials and other costs of $2.3 million against the $7.0 million working capital advance note payable due to Endo. In connection with the Endo termination agreement, the Company also executed termination agreements with its third-party suppliers and manufacturers related to the Sumavel DosePro product and incurred contract termination costs of $2.5 million. Excluding the non-cash loss on extinguishment of debt due to the write-off of unamortized discount related to imputed interest (see Note 8), these termination agreements resulted in a net loss on contract termination of $0.5 million, which was  included in loss on contract termination within continuing operations in the consolidated statements of operations.
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
4. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the amortized cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash and cash equivalents:
Cash	$5,222	$—	$—	$5,222
Money market funds	63,232	—	—	63,232
Total cash and cash equivalents	$68,454	$—	$—	$68,454
Marketable securities:
Commercial paper	$152,940	$—	$—	$152,940
Corporate debt securities	60,622	58	(75)	60,605
Certificates of deposit	128,647	—	—	128,647
U.S. Treasuries	103,521	31	(11)	103,541
Total marketable securities	$445,730	$89	$(86)	$445,733
Total cash, cash equivalents and marketable securities	$514,184	$89	$(86)	$514,187
The following table summarizes the amortized cost and fair value of marketable securities based on stated effective maturities as of December 31, 2018 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$408,479	$408,471
Due between one and two years	37,251	37,262
Total	$445,730	$445,733
As of December 31, 2017, cash and cash equivalents included $289.8 million of money market fund investments having a carrying value equaled to their fair value. The Company did not hold any marketable securities at December 31, 2017.
There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at December 31, 2018.
See Note 5 for further information regarding the fair value of the Company’s financial instruments.
5. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy has been established under GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1 - Observable inputs such as quoted prices in active markets;
•Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis at December 31, 2018 and 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Cash equivalents:
Money market funds	$63,232	$—	$—	$63,232
Marketable securities:
Commercial paper	—	152,940	—	152,940
Corporate debt securities	—	60,605	—	60,605
Certificates of deposit	—	128,647	—	128,647
U.S. Treasury securities	—	103,541	—	103,541
Total assets(1)	$63,232	$445,733	$—	$508,965

Liabilities:
Common stock warrant liabilities (2)	$—	$—	$343	$343
Contingent consideration liabilities (3)	—	—	78,200	78,200
Total liabilities	$—	$—	$78,543	$78,543

December 31, 2017
Assets:
Cash equivalents:
Money market funds (1)	$289,782	$—	$—	$289,782
Total assets	$289,782	$—	$—	$289,782

Liabilities:
Common stock warrant liabilities (2)	$—	$—	$512	$512
Contingent consideration liabilities (3)	—	—	76,900	76,900
Total liabilities	$—	$—	$77,412	$77,412

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
(2)  Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. The Company estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of December 31, 2018, common stock warrant liabilities consisted of warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share and expires in July 2021.
(3)   In connection with the acquisition of Brabant in 2014 (See Note 3), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. The Company estimates the fair value of contingent purchase consideration liabilities using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Subsequent to the acquisition date, at each reporting period prior to settlement, the Company revalues these liabilities by performing a review of the assumptions listed above and records an adjustment to reflect any changes in the estimated fair values of these contingent consideration liabilities. In the absence of any significant changes in key assumptions during a reporting period, the change in fair values of these contingent consideration liabilities would primarily reflect an increase in fair value from the passage of time. Significant judgment is used in determining Level 3 inputs and fair value measurements as of a reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in a reporting period and actual results may differ from estimates. For example, significant increases in the estimated probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The potential contingent consideration payments required upon achievement of development, regulatory approval and sales-based milestones related to the Company’s acquisition of Brabant range from zero if none of the milestones are achieved to a maximum of $95.0 million (undiscounted). As of December 31, 2018, the Company classified $32.3 million of the total contingent consideration liabilities of $78.2 million as current liabilities. The classification was based upon the Company's reasonable expectation as to the timing of settlement of certain specified milestones.
There were no transfers between levels for all periods presented. See Note 4 for further information regarding the carrying value of the Company’s financial instruments.
The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017 (in thousands):

	Contingent Purchase Consideration	Common Stock Warrant Liabilities
Balance at December 31, 2016	$52,800	$809
Additions	—	—
Settlements	—	—
Changes in fair value	24,100	(297)
Balance at December 31, 2017	76,900	512
Additions	—	—
Settlements	—	—
Changes in fair value	1,300	(169)
Balance at December 31, 2018	$78,200	$343
Changes in the estimated fair value of contingent purchase consideration are reflected as operating expenses in the consolidated statements of operations. Changes in the estimated fair value of common stock warrant liabilities are included within other income (expense) in the consolidated statements of operations.
6. Balance Sheet Components
The following tables provide details of selected balance sheet components (in thousands):
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Computer equipment and software	$216	$141
Leasehold improvements	3,210	976
Furniture and fixtures	880	407
Total	4,306	1,524
Less accumulated depreciation	(1,436)	(1,279)
Property and equipment, net	$2,870	$245

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
	2018	2017
Deferred rent and lease incentive obligation	$3,685	$244
Other	145	540
	$3,830	$784

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
See Note 3 for the Company’s commitments under collaboration, license and purchase agreements.

Operating Leases
In October 2018, the Company entered into a new lease agreement for new headquarters and amended its existing headquarter lease, both with the same landlord. The new lease agreement provides for 37,307 square feet of office and laboratory space also located in Emeryville, California under a noncancellable lease that expires on June 30, 2027 and has a renewal option for an additional five years. The cash expected to be paid for base rent over the term of the new lease is approximately $15.3 million beginning in June 2019. The lease provides for lease incentives for tenant improvements of $3.1 million, a rent free period, and scheduled rent increases over the term of the lease. The Company is also required to pay its proportionate share of costs related to common area maintenance, property taxes, and other operating costs. Upon completion of its relocation to its new headquarters, which is expected to be by the end of the second quarter of 2019, the lease agreement for its existing headquarters will be terminated.
The Company was provided access to the leased space upon lease execution and recorded a $3.1 million lease incentive receivable within other current assets, with a corresponding lease incentive obligation as a component of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.
The Company also has a noncancellable operating lease expiring in March 2020 for office space in San Diego, California, which previously served as the Company’s headquarters prior to its relocation to Emeryville, California. In 2017, the Company vacated the leased premises upon entering into a noncancellable sublease agreement with a sublessee for the remainder of the Company’s lease term. Because amounts to be received under the sublease were less than the amounts the Company is required to pay its lessor, the Company recorded a loss on lease of $0.6 million, net of adjustments to derecognize the related deferred rent liability, as a component of general and administrative expenses in the consolidated statements of operations. As of December 31, 2018, accrued liabilities related to this lease arrangement was $0.5 million, of which $0.1 million was long-term.
Rent expense for 2018, 2017 and 2016 was $1.6 million, $1.8 million and $1.9 million, respectively.
Future minimum rental payments under the Company’s noncancellable operating leases, net of sublease rental income, were as follows (in thousands):

	Gross Rental Payments	Sublease Rental Income	Net Rental Payments
2019	$1,777	$(576)	$1,201
2020	1,788	(148)	1,640
2021	1,839	—	1,839
2022	1,894	—	1,894
2023	1,951	—	1,951
Thereafter	7,296	—	7,296
Total	$16,545	$(724)	$15,821

8. Debt
In December 2017, the Company used a portion of the proceeds from the Company’s October 2017 common stock offering (see Note 9) and paid off its term loan with an outstanding principal balance of $20.0 million, plus accrued interest. The Company recognized a $1.5 million loss on early extinguishment of debt consisting of a noncash charge to write off the remaining unamortized debt issuance costs and debt discount. The Company also incurred $1.9 million in additional fees related to early extinguishment of the term loan, which had a scheduled maturity date of July 1, 2020.
In May 2014, the Company was provided with an interest-free working capital note payable of $7.0 million from Endo in connection with the Supply Agreement (See Note 3). The working capital advance note payable matured upon the termination of the Supply Agreement. The working capital advance note payable was initially recorded on the consolidated balance sheet net of a $4.7 million debt discount related to imputed interest. In September 2017, the Company and Endo terminated the Supply Agreement and the working capital advance note payable became due and payable in accordance with its terms. Pursuant to the termination agreement, the $7.0 million promissory note was extinguished to settle amounts owed to the Company for accounts receivable and purchased raw materials (See Note 5). In connection with the extinguishment, the Company recognized a non-cash charge upon debt extinguishment of $3.4 million to write off the remaining unamortized debt discount related to imputed interest. As of December 31, 2018 and 2017, the Company had no debt outstanding.
9. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.001 per share. As of December 31, 2018 and 2017, no shares of preferred stock were issued and outstanding.
Common Stock
The Company has 50,000,000 shares of common stock authorized for issuance, par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2018 and 2017, there were 42,078,164 and 34,807,509 shares of common stock issued and outstanding.
The following table presents common stock reserved for future issuance for the following equity instruments as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Stock options and RSUs outstanding	4,033	3,651
Warrants to purchase common stock	28	38
Available for future issuance under employee equity plans	1,684	872
Total common stock reserved for future issuance	5,745	4,561
Sale of Common Stock

In the third quarter of 2017, the Company sold a total of 1,550,880 shares of its common stock pursuant to an at-the-market sales agreement with Cantor Fitzgerald & Co. (ATM Agreement) and received net proceeds of approximately $19.4 million, after deducting commissions and other offering expenses.
In October 2017, the Company completed an underwritten public offering for the sale of 7,700,000 shares of its common stock. The shares were sold to the public at an offering price of $37.50 per share. Net proceeds raised from the offering amounted to approximately $271.3 million, after deducting underwriting discounts and commissions and other offering expenses.
In the second quarter of 2018, the Company sold a total of 740,417 shares of its common stock pursuant to the ATM Agreement and received net proceeds of approximately $30.3 million, after deducting commissions and other offering expenses.
In August 2018, the Company completed an underwritten public offering for the sale of 6,000,000 shares of its common stock. The shares were sold to the public at an offering price of $52.00 per share. Net proceeds raised from the offering amounted to approximately $292.9 million, after deducting underwriting discounts and commissions and other offering expenses.
10. Stock-Based Compensation
Summary of Equity Incentive Plans
2006 Plan
The Company granted options under its 2006 Equity Incentive Award Plan, as amended (2006 Plan) until November 2010 upon adoption of the 2010 Plan (discussed below), which serves as the successor plan to the 2006 Plan. While no further grants may be made from the 2006 Plan, it continues to govern the terms of options that remain outstanding under the 2006 Plan. The 2006 Plan provided for the granting of incentive stock options, non-qualified stock options and rights to purchase restricted stock to eligible recipients. Stock options granted pursuant to the 2006 Plan had a contractual term of ten years and generally vest over four years.
2010 Plan
The Company’s 2010 Equity Incentive Award Plan, which was amended in June 2012 (2010 Plan), became effective immediately prior to the completion of the Company’s initial public offering in November 2010. The 2010 Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units and rights to purchase restricted stock to eligible recipients. Service-based options granted pursuant to the 2010 Plan has a contractual term of ten years and generally vest over four years. Performance-based awards are subject to the employee’s continued service and become vested based on the completion of the applicable performance conditions. As amended in June 2012, the initial 280,459 shares reserved for issuance under the 2010 Plan was increased to 1,162,500 shares, plus any shares related to outstanding options granted under the 2006 Plan that are subsequently repurchased, forfeited, expire or are canceled. In addition, the 2010 Plan’s evergreen provision was also amended such that, commencing on January 1, 2013, and on each January 1 through and including January 1, 2020, the aggregate number of shares available for issuance under the 2010 Plan shall be increased by that number of shares of the Company’s common stock equal to the lower of:
•4% of the Company’s outstanding common stock on the applicable January 1; or
•an amount determined by the board of directors.
In March 2018, the Board approved an amendment and restatement of its non-employee director compensation policy. Under the amended and restated compensation policy, any non-employee director who is first elected to the board of directors is granted an option to purchase 20,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, on the date of each of the Company’s Annual Meeting of Stockholders, each non-employee director is eligible to receive an option to purchase 15,000 shares of common stock.

As of December 31, 2018 and 2017, 1,550,351 and 756,524 shares of common stock were available for future issuance under the 2010 Plan, respectively.

Inducement Plan
In December 2013, the Company’s board of directors (Board) adopted the Employment Inducement Equity Incentive Award Plan (Inducement Plan). The terms of the Inducement Plan are substantially similar to the terms of the 2010 Plan with two principal exceptions: (1) incentive stock options may not be granted under the Inducement Plan; and (2) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million, as the conditions of Section 162(m) of the Code applicable at the time will not be met. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The Company has initially reserved 337,500 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan, which was subsequently increased to 637,500 shares in May 2018. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2018 and 2017, there were 118,325 and 102,276 shares of common stock available for future issuance under the Inducement Plan, respectively.
2010 ESPP
In November 2010, the Board adopted the 2010 Employee Stock Purchase Plan (2010 ESPP), which allows employees to purchase shares of the Company’s common stock during specified offering periods at a discount to the fair market value at the time of purchase. The ESPP is implemented by overlapping, twelve-month offering periods and each offering period may contain up to two purchase periods of six months each. At any one time, there may be up to two offering periods under the ESPP. In general, a new twelve-month offering period commences on each June 1 and December 1 of a calendar year.
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
The ESPP limits the maximum number of shares that may be purchased by any one participant in an offering period to 2,500 shares. In addition, the Code limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of the offering period. As of December 31, 2018 and 2017, there were 15,243 and 16,672 shares of common stock available for issuance under the 2010 ESPP, respectively.
Equity Incentive Plan Activity
The following sections summarize activity under the Company’s equity incentive plans.
Stock Options
The following table summarizes the Company’s stock option activity for 2018:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,392	$14.41
Granted	889	$43.19
Exercised	(434)	$16.84
Canceled	(103)	$24.16
Outstanding at December 31, 2018	3,744	$20.69	6.9	$64,906
Exercisable at December 31, 2018	2,415	$16.66	6.0	$48,735

The total intrinsic value of options exercised in 2018, 2017 and 2016 was $11.8 million, $14.3 million and $24,000, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company’s restricted stock unit activity for 2018:

	Shares (in thousands)	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2017	259	$10.43
Granted	146	$42.76
Vested	(98)	$10.74
Canceled	(18)	$27.89
Nonvested at December 31, 2018	289	$25.56
The total intrinsic value of RSUs vested in 2018 was $4.2 million. No RSUs vested in 2017 and 2016. As of December 31, 2018, outstanding RSUs included approximately 154,000 shares granted in March 2017 to employees and executives that are performance-based. These performance-based awards vest upon FDA approval of the Company’s NDA for Fintepla, provided such approval occurs within five years following the grant date. Due to the uncertainties associated with the FDA approval process, approval is not yet probable, as such term is used for accounting purposes, prior to the occurrence of the event. Accordingly, no compensation expense has been recognized to date. As of December 31, 2018, total unrecognized compensation costs related to such awards were $1.6 million.
As of December 31, 2018, nonvested restricted stock units outstanding not subject to a performance condition had a weighted average remaining contractual term of 1.7 years with an intrinsic value of $4.9 million.
Employee Stock Purchase Plan
Shares purchased by employees under the 2010 ESPP were 32,679 shares, 35,934 shares and 35,164 shares in 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, 15,243 shares and 16,672 shares of common stock were reserved for issuance under the 2010 ESPP, respectively.
Valuation of Equity Awards
The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP purchase rights granted. A summary of the assumptions used to estimate the fair values for the periods presented is as follows:

Year Ended December 31,
	2018	2017	2016
Stock Options
Risk free interest rate	2.3% to 3.0%	1.8% to 2.3%	1.1% to 2.1%
Expected term	5.3 to 6.1 years	5.1 to 6.1 years	5.1 to 6.1 years
Expected volatility	80.1% to 85.2%	75.1% to 85.8%	76.5% to 78.1%
Expected dividend yield	—%	—%	—%
Weighted-average fair value of option on grant date	$30.87	$7.43	$6.69

Employee Stock Purchase Plan
Risk free interest rate	2.1% to 2.7%	1.1% to 1.6%	0.5% to 0.8%
Expected term	0.5 to 1.0 years	0.5 to 1.0 years	0.5 to 1.0 years
Expected volatility	44.7% to 113.1%	54.8% to 152.8%	59.5% to 71.3%
Expected dividend yield	—%	—%	—%
Performance Stock Options

In October 2015, the Company granted employees certain performance-based stock options for retention purposes. The stock options would vest upon satisfaction of a specified regulatory milestone within three years of the date of grant. In 2017, management determined the achievement of the performance condition was no longer probable and the cumulative compensation expense previously recognized of $0.7 million was reversed. In September 2018, these awards were modified to allow for 90% of such options outstanding at the modification date to vest immediately. The remaining 10% of the awards were canceled in October 2018 since the performance condition was not met. This improbable to probable modification resulted in the calculation and recognition of incremental stock-based compensation expense of $3.5 million in 2018. The Company estimated the fair value of the modified stock options using the Black-Scholes model based on the following key assumptions:

Modification of Stock Options
Exercise price	$13.32
Common stock price on date of modification	$49.60
Expected term	3.5 years
Expected volatility	79.9%
Expected dividend yield	—%
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of contract manufacturing	$—	$71	$386
Research and development	6,317	1,933	1,924
Selling, general and administrative	9,175	4,151	5,043
Total	$15,492	$6,155	$7,353
As of December 31, 2018, there was approximately $29.6 million of total unrecognized compensation costs related to outstanding equity awards scheduled to be recognized over a weighted average period of 2.6 years.
11. Employee Benefit Plan
Effective February 1, 2007, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the first day of the month following one month of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also provides the Company to make discretionary matching contributions. In 2018, 2017 and 2016, the Company made discretionary matching contributions of $0.2 million, $0.2 million, $0.1 million, respectively.
12. Income Taxes
For financial reporting purposes, the components of loss from continuing operations before income taxes were as follows (in thousands):

	December 31,
	2018	2017	2016
United States	$(35,838)	$(32,112)	$(24,285)
Foreign	(87,878)	(93,910)	(45,349)
Total	$(123,716)	$(126,022)	$(69,634)
At December 31, 2018, the Company’s federal, state, and foreign net operating loss carryforwards were approximately $286.3 million, $190.3 million and $191.8 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards incurred prior to 2018 will begin to expire in 2029 and the state tax loss carryforwards incurred prior to 2018 will begin to expire in 2021. Under the Tax Cut and Jobs Act of 2017 (Tax Act), federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, the Company has federal and California research and development income tax credit carryforwards of approximately $3.4 million and $4.1 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2027. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
As of December 31, 2018, the Company has experienced at least three ownership changes. The first ownership change occurred in August 2006 upon the issuance of the Series A-1 convertible preferred. As a result of this ownership change, the Company has reduced its net operating loss carryforwards by $1.9 million and research and development income tax credits by $8,000. The Company had a second ownership change in September 2011 upon the issuance of common stock in a follow-on offering. As a result of the second ownership change, the Company has reduced its federal net operating loss carryforwards as of December 31, 2011 by $121.1 million and research and development income tax credits as of December 31, 2011 by $3.0 million. In addition, the Company also reduced its California net operating loss carryforwards as of December 31, 2011 by $53.3 million as a result of the second ownership change. The Company had a third ownership change in January 2014, which did not result in any reductions of federal and California net operating loss carryforwards or research and development income tax credits. Based on the Company’s most recent assessment through December 31, 2018, no reduction was made to the federal and state net operating loss carryforwards or federal and state tax income tax credit carryforwards under these rules. Pursuant to the IRC, the use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.
A reconciliation of the Company’s income tax benefit from continuing operations compared to the income tax benefit computed at the federal statutory tax is was as follows (in thousands):

	December 31,
	2018	2017	2016
Income tax at federal statutory rate	$(26,022)	$(42,846)	$(23,675)
State taxes, net of federal benefit	(8)	(19)	(65)
Change in valuation allowance	16,949	(11,208)	16,024
Impact of U.S. statutory rate change on revaluing deferred tax assets	—	36,085	—
Permanent interest disallowed	(35)	(150)	(1,832)
Impact of foreign rate change on deferred taxes	1,961	1,619	521
Other permanent differences(1)	(666)	8,236	630
Research and development tax credits	(51)	(274)	(145)
State tax rate benefit	169	56	578
Foreign rate differential	1,731	10,636	6,122
Stock-based compensation(1)	(1,344)	(2,462)	1,132
Net operating losses surrendered under UK's R&D tax relief scheme	6,322	—	—
Credits and other(1)	994	327	(238)
Income tax benefit	$—	$—	$(948)
(1) Certain prior years’ amounts in the table above have been reclassified to conform with current year’s presentation.
The Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.
Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the transition tax on undistributed foreign earnings and profits. As such, the Company has recorded a $36.1 million reduction in deferred tax assets for the revaluation of deferred taxes which was offset by a corresponding decrease to the Company’s full valuation allowance. As of December 31, 2018, the Company completed its accounting for the impact of the Tax Act and determined there were no material changes to its analysis originally performed.

Significant components of the Company’s deferred tax assets are presented below. A valuation allowance of $118.1 million and $101.1 million as of December 31, 2018 and 2017, respectively, has been established against the deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$103,187	$87,142
Capitalized research and development	1,537	2,155
Accrued expenses	1,300	1,310
Research and development credits	5,343	5,282
Amortization	528	630
Depreciation	—	163
Stock-based compensation(1)	5,868	4,334
Other, net(1)	775	98
Total gross deferred tax assets	118,538	101,114
Less valuation allowance	(118,064)	(101,114)
Net deferred tax assets	$474	$—

Deferred tax liabilities:
IPR&D	$(17,425)	$(17,425)
Depreciation	(474)	—
Total deferred tax liabilities	(17,899)	(17,425)
Net deferred tax liability	$(17,425)	$(17,425)
(1) Prior year’s amounts have been reclassified to conform with current year’s presentation.
In 2017 and 2018, no tax provision has been recognized because of the operating losses and the full valuation allowance provided on all deferred tax assets, including the net operating losses. In 2016, the Company recognized a tax benefit of $0.9 million primarily due to the impact of changes in tax laws (tax rate reductions) enacted in the UK, which decreased the Company’s deferred tax liability.
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2018	2017	2016
Beginning balance of unrecognized tax benefits	$2,030	$1,248	$1,132
Gross increases based on tax positions related to current year	—	633	116
Gross decreases based on tax positions related to prior years	(634)	—	—
Gross increases based on tax positions related to prior years	91	149	—
Settlements with taxing authorities	—	—	—
Expiration of statute of limitations	—	—	—
Ending balance of unrecognized tax benefits	$1,487	$2,030	$1,248
As at December 31, 2018 and 2017, there were no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate as any tax benefit would increase a deferred tax asset, which is currently offset by a full valuation allowance.
The Company recognizes interest and, if applicable, penalties related to income tax matters as income tax expense. No interest or penalties have been recorded for all periods presented. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

13.    UK’s R&D Tax Relief Scheme
The Company carries out extensive research and development activities that benefit from UK’s small and medium-sized enterprises (SME) R&D tax relief scheme. Under this tax relief scheme, a SME has an option to receive an enhanced UK tax deduction on its eligible R&D activities or, when an SME entity is in a net operating loss position, can elect to surrender net operating losses that arise from its eligible R&D activities in exchange for a cash payment from the UK tax authorities. As the tax incentives may be received without regard to an entity’s actual tax liability, they are not subject to accounting for income taxes. Amounts recognized by the Company for cash payment claims under the SME R&D tax relief scheme are recorded as a component of other income after an election for tax relief has been made for a discrete tax year by submitting a claim and collectability is deemed probable and reasonably assured.
In 2018, other income included $10.1 million related to elections the Company made to surrender net operating losses that arose from eligible R&D activities in exchange for cash under the SME R&D tax relief scheme. The balance consisted of a $3.0 million claim submitted in December 2017 for the Company's 2015 tax year, which was received in July 2018, and a $7.1 million claim submitted in December 2018 for the Company’s 2016 tax year, which was received in February 2019. As of December 31, 2018, other current assets included a $7.1 million receivable related to the submitted claim for the Company’s 2016 tax year. As of December 31, 2017, the Company did not record a receivable related to the submitted claim for its 2015 tax year as collectability was not probable or reasonably assured. The Company has not submitted claims or made elections to receive enhanced UK tax deductions on its eligible R&D activities for its 2017 or 2018 tax years.

14.  Selected Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017 and have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$—	$—	$—	$—
Loss from continuing operations	$(30,180)	$(28,839)	$(42,264)	$(22,433)
Loss from discontinued operations	$—	$(198)	$—	$—
Net loss	$(30,180)	$(29,037)	$(42,264)	$(22,433)
Net loss per share, basic and diluted	$(0.87)	$(0.83)	$(1.08)	$(0.53)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$2,696	$7,125	$—	$—
Loss from continuing operations	$(21,126)	$(22,453)	$(42,660)	$(39,783)
(Loss) income from discontinued operations	$(181)	$(555)	$(134)	$75
Net loss	$(21,307)	$(23,008)	$(42,794)	$(39,708)
Net loss per share, basic and diluted	$(0.86)	$(0.93)	$(1.68)	$(1.17)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

2.1†	Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers	8-K/A	001-34962	December 23, 2014	10.1

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-169210	October 27, 2010	3.5

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	November 8, 2012	3.2

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 10, 2015	3.3

3.4	Amended and Restated Bylaws	S-1/A	333-169210	October 27, 2010	3.7

4.1	Form of the Registrant’s Common Stock Certificate	S-1/A	333-169210	November 4, 2010	4.1

4.2	Warrant dated July 18, 2011 issued by the Registrant to Cowen Healthcare Royalty Partners II, L.P.	10-Q	001-34962	August 12, 2011	4.12

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-169210	October 27, 2010	10.1

10.2#	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1	333-169210	September 3, 2010	10.3

10.3#	2010 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder	S-1/A	333-169210	October 27, 2010	10.5

10.4#	2010 Employee Stock Purchase Plan and form of Offering document thereunder	S-1/A	333-169210	October 27, 2010	10.6

10.5#	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan	10-Q	001-34962	August 8, 2013	10.1

10.6#	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder	8-K	001-34962	December 5, 2013	10.1

10.7#	Annual Incentive Plan	10-Q	001-34962	May 11, 2015	10.3

10.8#	Independent Director Compensation Policy as amended and restated effective March 14, 2018	10-Q	001-34962	May 9, 2018	10.1

10.9#	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.	10-Q	001-34962	August 10, 2015	10.4

10.10#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.	10-Q	001-34962	August 10, 2015	10.5

10.11#	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.	10-K	001-34962	March 7, 2014	10.44

10.12#	Employment Agreement dated January 16, 2017, by and between the Registrant and Michael P. Smith	10-Q	001-34962	May 4, 2017	10.2

10.13#	Employment Agreement dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2018	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith
10.14†	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited	10-Q	001-34962	November 6, 2014	10.5

10.15	Lease dated October 31, 2006 by and between the Registrant and Emery Station Joint Venture, LLC	S-1	333-169210	September 3, 2010	10.1

10.16	First Amendment to Lease dated July 10, 2007 by and between the Registrant and Emery Station Joint Venture, LLC	S-1	333-169210	September 3, 2010	10.11

10.17	Second Amendment to Lease dated October 20, 2009 by and between the Registrant and Emery Station Joint Venture, LLC	S-1	333-169210	September 3, 2010	10.12

10.18	Third Amendment to Office Lease, dated July 20, 2015, by and between the Registrant and Emery Station Joint Venture, LLC	10-Q	001-34962	August 10, 2015	10.8

10.19	Lease Termination Agreement, dated October 1, 2018, by and between the Registrant and Emery Station Joint Venture, LLC					X

10.20	Office Lease dated August 5, 2014 by and between the Registrant and Kilroy Realty, L.P.	10-Q	001-34962	November 6, 2014	10.6

10.21	Lease Agreement, dated October 1, 2018, by and between the Registrant and Emery Station West, LLC					X

10.22	Controlled Equity Offering Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-211265	May 10, 2016	1.2

21.1	Subsidiaries of the Company	10-K	001-34962	March 10, 2017	21.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

ZOGENIX, INC.

Date:	February 28, 2019	By:	/s/ Stephen J. Farr
President and Chief Executive Officer

Date:	February 28, 2019	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEPHEN J. FARR, PH.D.	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Stephen J. Farr, Ph.D.

/S/ MICHAEL P. SMITH	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 28, 2019
Michael P. Smith

/S/ CAM L. GARNER	Chairman of the Board	February 28, 2019
Cam L. Garner

/S/ LOUIS C. BOCK	Director	February 28, 2019
Louis C. Bock

/S/ JAMES B. BREITMEYER, M.D., Ph.D.	Director	February 28, 2019
James B. Breitmeyer, M.D., Ph.D

/S/ ROGER L. HAWLEY	Director	February 28, 2019
Roger L. Hawley

/S/ ERLE T. MAST	Director	February 28, 2019
Erle T. Mast

/S/ RENEE TANNENBAUM, Pharm.D.	Director	February 28, 2019
Renee Tannenbaum, Pharm.D.

/S/ MARK WIGGINS	Director	February 28, 2019
Mark Wiggins