Form 10-Q
period 2019-03-31
ZOGENIX, INC.
filed 2019-05-09
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34962
___________________________________________
ZOGENIX, INC.
(Exact Name of Registrant as Specified in its Charter)
____________________________________________

Delaware	20-5300780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5959 Horton Street, Suite 500 Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZGNX	The Nasdaq Global Market

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2019 was 42,446,220.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$58,288	$68,454
Marketable securities	422,407	445,733
Accounts receivable	15,500	—
Prepaid expenses	8,071	6,718
Other current assets	6,323	11,825
Total current assets	510,589	532,730
Property and equipment, net	10,632	2,870
Operating lease right-of-use assets	8,423	—
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other noncurrent assets	2,154	3,997
Total assets	$640,532	$648,331
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$8,167	$7,989
Accrued and other current liabilities	18,594	18,086
Deferred revenue, current	5,000	—
Current portion of operating lease liabilities	1,412	—
Current portion of contingent consideration	22,800	32,300
Total current liabilities	55,973	58,375
Deferred revenue, noncurrent	10,500	—
Operating lease liabilities, net of current portion	11,355	—
Contingent consideration, net of current portion	48,400	45,900
Deferred income taxes	17,425	17,425
Other long-term liabilities	—	3,830
Total liabilities	143,653	125,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 42,446 and 41,925 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	42	42
Additional paid-in capital	1,227,620	1,218,710
Accumulated deficit	(731,156)	(695,954)
Accumulated other comprehensive income	373	3
Total stockholders’ equity	496,879	522,801
Total liabilities and stockholders’ equity	$640,532	$648,331
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$24,352	$22,980
Selling, general and administrative	10,918	8,070
Change in fair value of contingent consideration	3,000	—
Total operating expenses	38,270	31,050
Loss from operations	(38,270)	(31,050)
Other income (expense):
Interest income	3,156	833
Other (expense) income, net	(88)	37
Total other income	3,068	870
Net loss	$(35,202)	$(30,180)
Net loss per share, basic and diluted	$(0.83)	$(0.87)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	42,236	34,841
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(35,202)	$(30,180)
Other comprehensive income:
Change in unrealized gains on marketable securities	370	—
Comprehensive loss	$(34,832)	$(30,180)
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801
Net loss	—	—	—	—	(35,202)	(35,202)
Other comprehensive income	—	—	—	370	—	370
Issuance of common stock under employee equity plans	380	—	5,293	—	—	5,293
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(12)	—	(606)	—	—	(606)
Stock-based compensation	—	—	4,223	—	—	4,223
March 31, 2019	42,446	$42	$1,227,620	$373	$(731,156)	$496,879

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2017	34,808	$35	$873,526	$—	$(572,040)	$301,521
Net loss	—	—	—	—	(30,180)	(30,180)
Issuance of common stock under employee equity plans	198	—	1,930	—	—	1,930
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(33)	—	(1,411)	—	—	(1,411)
Stock-based compensation	—	—	1,912	—	—	1,912
March 31, 2018	34,973	$35	$875,957	$—	$(602,220)	$273,772

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(35,202)	$(30,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,223	1,912
Depreciation and amortization	191	23
Net accretion and amortization of investments in marketable securities	(1,703)	—
Change in fair value of common stock warrant liabilities	303	(17)
Change in fair value of contingent consideration	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(15,500)	—
Prepaid expenses and other current assets	5,270	166
Other assets	(6,580)	2,422
Accounts payable, accrued and other liabilities	(7,096)	891
Operating lease liability	12,767	—
Deferred revenue	15,500	—
Net cash used in operating activities	(24,827)	(24,783)
Cash flows from investing activities:
Purchases of marketable securities	(145,826)	—
Proceeds from maturities of marketable securities	171,225	—
Purchases of property and equipment	(4,535)	(65)
Net cash provided by (used in) investing activities	20,864	(65)
Cash flows from financing activities:
Payment of contingent consideration	(10,000)	—
Proceeds from issuance of common stock under equity incentive plans	4,379	3,590
Taxes paid related to net share settlement of equity awards	(582)	(292)
Net cash (used in) provided by financing activities	(6,203)	3,298
Net decrease in cash and cash equivalents	(10,166)	(21,550)
Cash and cash equivalents, beginning of the period	68,454	293,503
Cash and cash equivalents, end of the period	$58,288	$271,953

Noncash financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$5,067	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation
Zogenix, Inc. and subsidiaries (the Company, we, us or our) is a global pharmaceutical company committed to developing and commercializing transformative therapies to improve the lives of patients and their families living with rare diseases. Our primary area of therapeutic focus is rare, or “orphan” childhood-onset epilepsy disorders. Our lead product candidate, Fintepla (ZX008, fenfluramine) is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut syndrome. We operate in one business segment—the research, development and commercialization of pharmaceutical products and our headquarters are located in Emeryville, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of results of operations for any future period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2019.
Certain prior period amounts within the accompanying unaudited consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect our financial position, net loss, comprehensive loss, or cash flows as of and for the periods presented.
Future Funding Requirements
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities resulting in an accumulated deficit of $731.2 million as of March 31, 2019. We expect to continue to incur significant operating losses and negative cash flows from operations as we continue to advance our product candidates through development and commercialization. Additionally, pursuant to our acquisition of Brabant Pharma Limited (Brabant) in 2014 to obtain worldwide development and commercialization rights to Fintepla, we are required to make additional payments to the former owners of Brabant in the event we achieve certain regulatory and sales milestones with Fintepla (See Note 5). Historically, we have relied primarily on the proceeds from equity offerings to finance our operations. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, if such financing is not available at adequate levels when needed, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Revenue Recognition
We analyze our collaboration agreements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customer guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customer guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our condensed consolidated statement of operations.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Unconditional rights to receive consideration in advance of performance are recorded as receivables and deferred revenue in the condensed consolidated balance sheets when we have a contractual right to bill and receive the payment, performance is expected to commence shortly and there is less than a year between billing and performance. Amounts recognized for satisfied performance obligations prior to the right to payment becoming unconditional are recorded as contract assets in the condensed consolidated balance sheets. If we expect to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.
For arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, we perform the following steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
At contract inception, we assess the goods or services promised in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.
We consider the terms of the contract and our customary business practices to determine the transaction price. The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative stand-alone selling prices. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, we use our best estimate of the selling price for the deliverable.
Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service, is considered to be as the services are received and used. We recognize revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the good or service promised to the customer.
After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.
Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

Significant Accounting Policies
Our other significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. As a result of entering into a collaborative arrangement in March 2019 and the adoption of the new lease accounting standard, we have updated our revenue recognition and lease accounting policies as detailed below. There were no other changes to our significant accounting policies from those disclosed in our 2018 Annual Report on Form 10-K. See Notes 3 and 7 for additional details related to our collaborative arrangement and the adoption of the new lease accounting standard, respectively.
Recently Adopted Accounting Pronouncements
ASU 2018-18, Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 makes targeted improvements for collaborative arrangements by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers.
On January 1, 2019, we early adopted this new standard and its applicability has been considered in the accounting for our collaborative arrangement with Nippon Shinyaku Co., Ltd. (See Note 3).
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 establishes a right-of-use asset model that requires all lessees to recognize ROU assets and liabilities for leases with a duration greater than one year on the balance sheet as well as provide disclosures with respect to certain qualitative and quantitative information regarding the amount, timing and uncertainty of cash flows arising from leases.
On January 1, 2019, we adopted Topic 842 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance. Consequently, prior period financial information and related disclosures have not been adjusted and will continue to be presented in accordance with the previous lease standard. In addition, we elected the package of transition provisions available for existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct lease costs for existing leases. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.
The adoption of Topic 842 did not have a material impact on our condensed consolidated statements of operations and cash flows. The impact on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Assets
Operating lease right-of-use assets	$—	$8,641	$8,641

Liabilities
Other accrued liabilities	1,845	(363)	$1,482
Current portion of operating lease liabilities	—	1,058	1,058
Operating lease liabilities, net of current portion	—	11,776	11,776
Other long-term liabilities	3,830	(3,830)	—
Total	5,675	8,641	14,316
Upon adoption on January 1, 2019, we recorded operating lease ROU assets and lease liabilities of $8.6 million and $12.8 million, respectively, with the difference between ROU assets and lease liabilities attributed to the reclassifications of deferred rent and lease incentive obligations, a cease-use liability and initial direct leasing costs as a component of ROU assets.

Prior to January 1, 2019, we recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under our operating lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rent expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between rent expense recognized on a straight-line basis and cash rent payments. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02 and related amendments (collectively, Topic 842) on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our condensed consolidated balance sheet at March 31, 2019. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement, or as of January 1, 2019, for our existing leases. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.
We elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. We also elected a policy of not recording leases on our condensed balance sheets when a lease has a term of one year or less.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement. The final rule regarding stockholders’ equity was effective in the fourth quarter of 2018. The SEC provided relief on the effective date until the first quarter of 2019, and we have provided this disclosure beginning with this Quarterly Form 10-Q.
Recent Accounting Pronouncements Not Yet Effective
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective for us on January 1, 2020 with early adoption permitted. We expect to adopt this ASU on January 1, 2020 and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the timing and effect that the updated standard will have on our consolidated financial statements and related disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for any removed or modified disclosures. We are currently evaluating the timing and effect that the updated standard will have on our consolidated financial statements and related disclosures.
Note 3 – Collaborative Arrangement
In March 2019, we entered into an agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the exclusive distribution of Fintepla for the treatment of Dravet syndrome and LGS. As part of the Shinyaku Agreement, we are responsible for completing the global clinical development and all regulatory approval activities for Fintepla to support the submission of new drug applications in Japan for Dravet syndrome and LGS. Shinyaku will be responsible for the commercialization activities including the promotion, marketing, sale and distribution of Fintepla in Japan. Upon regulatory approval of Fintepla in Japan, Shinyaku will also act as our exclusive distributor for commercial shipment and distribution of Fintepla in Japan. If we pursue a global development of Fintepla for indications other than Dravet syndrome or LGS, Shinyaku has the option to participate in the development for such indications in Japan, subject to cost sharing requirements pursuant to the agreement. Activities under the Shinyaku Agreement will be governed by a joint steering committee (JSC) consisting of three representatives from each party to the agreement. All decisions of the JSC are to be made by a unanimous vote with tie-breaking rights provided to each party for certain matters related to development, regulatory approval and commercialization.
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan and obtain distribution exclusivity through the payment of $20.0 million, of which $15.5 million was due shortly after the execution of the agreement with the remainder payable over the next two years. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones related to the treatment of Dravet syndrome and the treatment of LGS.
After regulatory approval of Fintepla in Japan has been obtained, we have agreed to supply Shinyaku with Fintepla upon receipt of purchase orders at our actual manufacturing cost plus a fixed transfer price mark-up, a fixed percentage of Shinyaku's net sales of Fintepla in Japan for such fiscal year, and a net price mark-up based on a percent of the applicable aggregate sales of Fintepla by Shinyaku for such fiscal year. The net price mark-up percentage increases with Shinyaku’s sales of Fintepla annual net sales in Japan and ranges between mid-twenties and is capped at a low thirties of the aggregate annual net sales for an applicable fiscal year.
In addition, we can earn up to an additional $42.5 million tied to the achievement of certain net sales milestones by Shinyaku through the term of the agreement.
The Shinyaku Agreement expires in September of 2045, unless earlier terminated by either party for a change in control, a material breach, bankruptcy, dissolution, or winding up of such other party. The Shinyaku Agreement may be also terminated by either party: (1) with one year prior written notice to the other party on or after the date of the first commercial sale of a competing generic version of the Fintepla in Japan, (2) if, prior to the launch of the Fintepla in Japan, a party has a good faith concern, based on credible evidence, that such launch is not likely to be possible with commercially reasonable efforts, or (3) if a party believes Fintepla poses a substantial safety concern. We may also terminate the agreement following the second anniversary of the first commercial sale of the Fintepla in Japan if Shinyaku has failed to achieve or maintain certain diligence obligations under the Shinyaku Agreement. Shinyaku may also terminate the agreement if, prior to the launch of the Fintepla in Japan, Shinyaku has a good faith concern that Fintepla will not be commercially viable in the Japan.
As of March 31, 2019, no performance for any of the units of account under this agreement had occurred. Of the $20.0 million, we have recorded our unconditional right to receive $15.5 million in advance of performance in accounts receivable with a corresponding amount in deferred revenue in the condensed consolidated balance sheet and the remaining $4.5 million will be billed in accordance with the terms of the agreement. We have classified $5.0 million of the deferred revenue as current. The remaining consideration related to this agreement was fully constrained at March 31, 2019.
Note 4 – Cash, Cash Equivalents and Marketable Securities
The following table summarizes the amortized cost and the estimated fair value of our cash, cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Current assets:
Cash	$11,353	$—	$—	$11,353
Cash equivalents:
Commercial paper	15,945	—	—	15,945
Money market funds	21,005	—	—	21,005
U.S. Treasuries	9,985	—	—	9,985
Total cash equivalents	46,935	—	—	46,935
Total cash and cash equivalents	58,288	—	—	58,288
Marketable securities:
Commercial paper	176,705	—	—	176,705
Corporate debt securities	83,904	231	(19)	84,116
Certificate of deposits	48,744	—	—	48,744
U.S. Treasuries	112,681	161	—	112,842
Total marketable securities	422,034	392	(19)	422,407
Total cash, cash equivalents and marketable securities	$480,322	$392	$(19)	$480,695

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Current assets:
Cash and cash equivalents:
Cash	$5,222	$—	$—	$5,222
Money market funds	63,232	—	—	63,232
Total cash and cash equivalents	68,454	—	—	68,454
Marketable securities:
Commercial paper	152,940	—	—	152,940
Corporate debt securities	60,622	58	(75)	60,605
Certificate of deposits	128,647	—	—	128,647
U.S. Treasury securities	103,521	31	(11)	103,541
Total marketable securities	445,730	89	(86)	445,733
Total cash, cash equivalents and marketable securities	$514,184	$89	$(86)	$514,187

The following table summarizes the cost and fair value of marketable securities based on stated effective maturities as of March 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$356,954	$357,120
Due between one and two years	65,080	65,287
Total	$422,034	$422,407
There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2019, available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were not material.
See Note 5 for further information regarding the fair value of our financial instruments.

Note 5 – Fair Value Measurements
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
Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, other current assets, accounts payable and accrued liabilities, contingent consideration liabilities and our outstanding common stock warrant liabilities. Certain cash equivalents, marketable securities, contingent consideration liabilities and common stock warrant liabilities are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are carried at cost which approximates their respective fair values because of the short-term nature of these financial instruments.
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Cash equivalents:
Commercial paper	$—	$15,945	$—	$15,945
Money market funds	21,005	—	—	21,005
U.S. Treasury securities	—	9,985	—	9,985
Marketable securities:
Commercial paper	—	176,705	—	176,705
Corporate debt securities	—	84,116	—	84,116
Certificate of deposits	—	48,744	—	48,744
U.S. Treasury securities	—	112,842	—	112,842
Total assets(1)	$21,005	$448,337	$—	$469,342
Liabilities:
Common stock warrant liabilities(2)	$—	$—	$646	$646
Contingent consideration liabilities(3)	—	—	71,200	71,200
Total liabilities	$—	$—	$71,846	$71,846

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Cash equivalents:
Money market funds	$63,232	$—	$—	$63,232
Marketable securities:
Commercial paper	—	152,940	—	152,940
Corporate debt securities	—	60,605	—	60,605
Certificate of deposits	—	128,647	—	128,647
U.S. Treasury securities	—	103,541	—	103,541
Total assets(1)	$63,232	$445,733	$—	$508,965
Liabilities:
Common stock warrant liabilities(2)	$—	$—	$343	$343
Contingent consideration liabilities(3)	—	—	78,200	78,200
Total liabilities	$—	$—	$78,543	$78,543

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
(2) Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. We estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of December 31, 2018 and March 31, 2019, common stock warrant liabilities relate to warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of our common stock at an exercise price of $72.00 per share and expires in July 2021.
(3) In connection with a prior acquisition in 2014, we may be required to pay future contingent consideration upon the achievement of specified development, regulatory approval or sales-based milestone events. We estimated the fair value of the contingent consideration liabilities on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted interest rates. Subsequent to the acquisition date, at each reporting period prior to settlement, we revalue these liabilities by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration liabilities. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration liabilities would primarily reflect the passage of time and risk-adjusted interest rates. Significant judgment is used in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The acquisition provides for aggregate contingent consideration of up to $95.0 million, of which $10.0 million was paid in March 2019. As of March 31, 2019, the estimated fair value of our contingent consideration liabilities was $71.2 million, of which $22.8 million has been classified as current liabilities. The classification was based upon our reasonable expectation as to the timing of settlement of certain specified milestones.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 (in thousands):

	December 31, 2018	Change in Fair Value	Settlements	March 31, 2019
Contingent consideration liabilities	$78,200	$3,000	$(10,000)	$71,200
Common stock warrant liabilities	343	303	—	646

	December 31, 2017	Change in Fair Value	Settlements	March 31, 2018
Contingent consideration liabilities	$76,900	$—	$—	$76,900
Common stock warrant liabilities	512	(17)	—	495

The changes in fair value of the liabilities shown in the table above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.

There were no transfers between levels during the periods presented. See Note 4 for further information regarding the amortized cost of our financial instruments.

Note 6 – Accrued and Other Current Liabilities
The following table provides details of accrued and other current liabilities (in thousands):

	March 31, 2019	December 31, 2018
Accrued clinical trial expenses	$10,120	$10,621
Accrued compensation	3,735	5,277
Other accrued liabilities	4,093	1,845
Common stock warrant liabilities	646	343
Total accrued and other current liabilities	$18,594	$18,086

Note 7 – Leases
We have two noncancellable operating leases consisting of administrative and research and development office space for our Emeryville, California headquarters and former headquarters in San Diego, California that expire in May 2027 and March 2020, respectively. Our Emeryville lease includes a renewal option for an additional five years, which were not included in our determination of the lease term under the legacy lease standard as renewal was not reasonably assured at the inception of the lease. As a result, we have not considered the optional period in determining our ROU assets and lease liabilities. Our former headquarters has been subleased to an unrelated third party for the remainder of our original lease term. As of March 31, 2019, we do not have any material finance leases or service contracts with lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, which were included in our condensed consolidated statements of operations, were as follows (in thousands):

Three Months Ended March 31, 2019
Lease costs
Operating lease cost	$499
Short-term lease cost(1)	328
Sublease income	(145)
Total	$682

(1) Short-term lease cost included $0.2 million related to a short-term lease that expired in March 2019.

Supplemental information related to operating leases
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$252
Weighted-average remaining lease term	7.6 years
Weighted-average incremental borrowing rate	6.0%
Maturities of operating lease liabilities as of March 31, 2019 and lease commitments under noncancellable operating leases as of December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
2019 (remaining 9 months and 12 months, respectively)	$1,525	$1,777
2020	1,788	1,788
2021	1,839	1,839
2022	1,894	1,894
2023	1,951	1,951
Thereafter	7,111	7,296
Total lease payments	16,108	$16,545
Less imputed interest	(3,341)
Total operating lease liabilities	$12,767

As of March 31, 2019
Current portion of operating lease liabilities	$1,412
Operating lease liabilities, net of current portion	11,355
Total lease liabilities	$12,767

Note 8 – Stock-Based Compensation
We have issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K.

Under our 2010 Equity Incentive Award Plan, which was amended in June 2012 (2010 Plan), the aggregate number of shares of our common stock that may be issued as stock-based awards may not exceed 7,500,000 shares. At December 31, 2018, 1,550,351 shares were available for grant under the 2010 Plan. Pursuant to its evergreen provision, the number of shares reserved for issuance under the 2010 Plan automatically increases on January 1 of each year, commencing on January 1, 2013, and on each January 1 through and including January 1, 2020, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year, or a lesser number of shares as determined by our board of directors. On January 1, 2019, the increase in shares reserved for issuance pursuant to the evergreen provision was limited to 589,619 shares as the 2010 Plan’s maximum 7,500,000 shares reserved for issuance was reached. As of March 31, 2019, 1,298,107 shares were available for grant under the 2010 Plan.
In 2013, our board of directors adopted the Inducement Plan, which allows us to grant equity awards only to new employees as an inducement material to join us. Effective March 27, 2019, our board of directors approved an increase to the share reserve under the Inducement Plan by 100,000 shares resulting in the aggregate number of shares of our common stock that may be issued as stock-based awards to 737,500 shares. As of March 31, 2019, there were 124,925 shares available for grant under the Inducement Plan.

Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2019 (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2018	3,744	$20.69
Granted	770	51.86
Exercised	(349)	15.17
Canceled	(10)	29.94
Outstanding at March 31, 2019	4,155	$26.91

Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2019 (in thousands, except per share data):

	Shares	Weighted- Average Fair Value per Share at Grant Date
Outstanding at December 31, 2018	289	$25.56
Granted	167	52.66
Vested	(31)	42.65
Canceled	(7)	18.81
Outstanding at March 31, 2019	418	$35.27

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$1,435	$681
Selling, general and administrative	2,788	1,231
Total	$4,223	$1,912

Note 9 – Net Loss Per Share
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
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss from continuing operations	$(35,202)	$(30,180)

Denominator:
Shares used in per share calculation	42,236	34,841

Net loss from continuing operations per share, basic and diluted	$(0.83)	$(0.87)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Shares subject to outstanding common stock options	3,716	3,478
Shares subject to outstanding restricted stock units	295	266
Shares subject to outstanding warrants to purchase common stock	28	38
Total	4,039	3,782

Note 10 – United Kingdom (U.K.) Research and Development Incentives
We carry out extensive research and development activities that benefit from the U.K.’s small and medium-sized enterprise (SME) research and development tax credit regime, whereby we may either receive an enhanced U.K. tax deduction on our eligible research and development activities or, when an SME entity is in a net operating loss position, elect to surrender net operating losses that arise from its eligible research and development activities in exchange for a cash payment from the U.K. tax authorities. These refundable cash credits, which may be received without regard to actual tax liability, are not subject to accounting for income taxes and have been recorded as a component of other income.
In December 2018, we filed a claim as an SME for a $7.1 million refundable cash credit for its 2016 tax year, which was received in February 2019.We recorded this amount as a component of other income for the year-ended December 31, 2018. As of the date hereof, we have not filed claims for any refundable cash credit for its 2017 or 2018 tax years, nor has it recorded any balances related to claims for these years or for the 2019 tax year, as collectability is deemed not probable or reasonably assured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements about:
•the progress and timing of clinical trials of our lead product candidate Fintepla;
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
•our plans to meet with and work with the FDA to help us clarify and respond to the issues identified in the RTF letter;
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
Fintepla® and Zogenix™ are our trademarks. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Zogenix,” “we,” “us” and “our” refer to Zogenix, Inc., a Delaware corporation, and its consolidated subsidiaries.
The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2018 Annual Report on Form 10-K.

Overview
We are a pharmaceutical company developing and commercializing transformative central nervous system (CNS) therapies for people living with serious and life-threatening rare CNS disorders and medical conditions. We are currently focused on developing and commercializing CNS therapies to address rare, or “orphan” childhood-onset epilepsy disorders.
We currently own and control worldwide development and commercialization rights to Fintepla, our lead product candidate. Fintepla is low-dose fenfluramine under development for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome (LGS).
Key Development Programs
Fintepla (ZX008; Low-Dose Fenfluramine) for Patients with Dravet Syndrome
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Fintepla has received orphan drug designation in the United States and the European Union (EU) for the treatment of Dravet syndrome. In addition, Fintepla for the treatment of Dravet syndrome received Fast Track designation from the U.S. Food and Drug Administration (FDA) in January 2016. In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of Fintepla in Dravet syndrome patients who are taking stiripentol with valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of Fintepla when co-administered with the stiripentol regimen (stiripentol with valproate and/or clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504 utilizing a dose of Fintepla 0.5mg/kg/day (20mg/day maximum). Study 1504, a two-arm study, compared Fintepla versus placebo across the titration and 12-week maintenance periods at multiple sites located the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. In January 2018, we announced patient enrollment was complete at 87 patients, with 43 patients randomized into the Fintepla-arm and 44 patients randomized to the placebo arm.
In July 2018, we reported positive top-line results from Cohort 2 of Study 1504. The study results, which are consistent with those reported in Study 1, successfully met the primary objective of demonstrating that Fintepla, at a dose of 0.5 mg/kg/day, when co-administered with stiripentol regimen (stiripentol with valproate and/or clobazam), was superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 15-week treatment period (p<0.001). In the trial, Fintepla at a dose of 0.5 mg/kg/day also demonstrated statistically significant improvements versus placebo in all key secondary measures, the proportion of patients with clinically meaningful reductions in seizure frequency (50% or greater) and longest seizure-free interval. Fintepla was generally well-tolerated in this study, with the adverse events consistent with those observed in Study 1 and the known safety profile of fenfluramine without any signs or symptoms of valvular heart disease (valvulopathy) or pulmonary hypertension.
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

In February 2019, we completed our rolling submission of a New Drug Application (NDA) with the FDA and submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review and we anticipate an approvability decision could be reached by the EMA in the first quarter of 2020. On April 8, 2019, we received a Refusal to File (RTF) letter from the FDA regarding our NDA for Fintepla for the treatment of seizures associated with Dravet syndrome. Upon its preliminary review, the FDA determined that the NDA submitted in February 2019 was not sufficiently complete to permit a substantive review. In the RTF letter, the FDA cited two reasons for the RTF decision: first, certain non-clinical studies were not submitted to allow assessment of the chronic administration of fenfluramine; and, second, the application contained an incorrect version of a clinical dataset, which prevented the completion of the review process that is necessary to support the filing of the NDA. The FDA has not requested or recommended additional clinical efficacy or safety studies. We expect to have a Type A meeting with the FDA by early June to help us clarify and respond to the identified issues.
Fintepla for Patients with LGS
LGS is another rare, refractory, debilitating pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are limited and suboptimal. Beginning in first quarter of 2016, we funded an open-label, dose-finding, investigator-initiated study of the effectiveness and tolerability of Fintepla as an adjunctive therapy in patients with LGS. In December 2016, we presented initial data from an interim analysis of the first 13 patients to have completed at least 12 weeks of this Phase 2 clinical trial at the 70th Annual Meeting of the AES. In this interim analysis, Fintepla was observed to provide clinically meaningful improvement in major motor seizure frequency in patients with severe refractory LGS, with 7 out of 13 patients (54%) achieving at least a 50% reduction in the number of major motor seizures, at doses below the 0.8 mg/kg/day maximum allowed dose. In addition, Fintepla was generally well tolerated without any observed signs or symptoms of valvulopathy or pulmonary hypertension. We believe these data indicate that Fintepla has the potential to be a safe and effective adjunctive treatment of major motor seizures for patients with LGS. Based on the strength of the LGS data generated, in the first quarter of 2017, we submitted an Investigational New Drug Application (IND) to the FDA to initiate a Phase 3 program of Fintepla in LGS. Our IND for Fintepla as a potential treatment for LGS became effective in April 2017. In the first half of 2017, Fintepla received orphan drug designation for the treatment of LGS from the FDA in the United States and the EMA in the EU. In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS (Study 1601). We remain on track to complete patient enrollment for Study 1601 in the second half of 2019 and expect top-line data from this study will be available in the first quarter of 2020.
Collaborative Arrangement with Nippon Shinyaku
In March 2019, we entered into an agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the exclusive distribution of Fintepla for the treatment of Dravet syndrome and LGS. As part of the Shinyaku Agreement, we are responsible for completing the global clinical development and all regulatory approval activities for Fintepla to support the submission of new drug applications in Japan for Dravet syndrome and LGS. Shinyaku will be responsible for the commercialization activities including the promotion, marketing, sale and distribution of Fintepla in Japan. Upon regulatory approval of Fintepla in Japan, Shinyaku will also act as our exclusive distributor for commercial shipment and distribution of Fintepla in Japan. If we pursue a global development of Fintepla for indications other than Dravet syndrome or LGS, Shinyaku has the option to participate in the development for such indications in Japan, subject to cost sharing requirements pursuant to the agreement. Activities under the Shinyaku Agreement will be governed by a joint steering committee (JSC) consisting of three representatives from each party to the agreement. All decisions of the JSC are to be made by a unanimous vote with tie-breaking rights provided to each party for certain matters related to development, regulatory approval and commercialization.
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan and obtain distribution exclusivity through the payment of $20.0 million, of which $15.5 million was due shortly after the execution of the agreement with the remainder payable over the next two years. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones related to the treatment of Dravet syndrome and the treatment of LGS.
After regulatory approval of Fintepla in Japan has been obtained, we have agreed to supply Shinyaku with Fintepla upon receipt of purchase orders at our actual manufacturing cost plus a fixed transfer price mark-up, a fixed percentage of Shinyaku's net sales of Fintepla in Japan for such fiscal year, and a net price mark-up based on a percent of the applicable aggregate sales of Fintepla by Shinyaku for such fiscal year. The net price mark-up percentage increases with Shinyaku’s sales of Fintepla annual net sales in Japan and ranges between mid-twenties and is capped at a low thirties of the aggregate annual net sales for an applicable fiscal year.

In addition, we can earn up to an additional $42.5 million tied to the achievement of certain net sales milestones by Shinyaku through the term of the agreement.
The Shinyaku Agreement expires in September of 2045, unless earlier terminated by either party for a change in control, a material breach, bankruptcy, dissolution, or winding up of such other party. The Shinyaku Agreement may be also terminated by either party: (1) with one year prior written notice to the other party on or after the date of the first commercial sale of a competing generic version of the Fintepla in Japan, (2) if, prior to the launch of the Fintepla in Japan, a party has a good faith concern, based on credible evidence, that such launch is not likely to be possible with commercially reasonable efforts, or (3) if a party believes Fintepla poses a substantial safety concern. We may also terminate the agreement following the second anniversary of the first commercial sale of the Fintepla in Japan if Shinyaku has failed to achieve or maintain certain diligence obligations under the Shinyaku Agreement. Shinyaku may also terminate the agreement if, prior to the launch of the Fintepla in Japan, Shinyaku has a good faith concern that Fintepla will not be commercially viable in the Japan.
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
We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. As a result of entering into a collaborative arrangement in March 2019 and the adoption of the new lease accounting standard, we have updated our revenue recognition and lease accounting policies as detailed below. There were no other significant changes to our critical accounting policies during the three months ended March 31, 2019, as compared to the critical accounting policies and estimates disclosed in our 2018 Annual Report on Form 10-K.
Revenue Recognition
We analyze our collaboration agreements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customer guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customer guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our condensed consolidated statement of operations.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Unconditional rights to receive consideration in advance of performance are recorded as receivables and deferred revenue in the condensed consolidated balance sheets when we have a contractual right to bill and receive the payment, performance is expected to commence shortly and there is less than a year between billing and performance. Amounts recognized for satisfied performance obligations prior to the right to payment becoming unconditional are recorded as contract assets in the condensed consolidated balance sheets. If we expect to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.
For arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, we perform the following steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
At contract inception, we assess the goods or services promised in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.
We consider the terms of the contract and our customary business practices to determine the transaction price. The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative stand-alone selling prices. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, we use our best estimate of the selling price for the deliverable.
Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service, is considered to be as the services are received and used. We recognize revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the good or service promised to the customer.
After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.
Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.
Leases
Prior to January 1, 2019, we recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under our operating lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rent expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between rent expense recognized on a straight-line basis and cash rent payments. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02 and related amendments (collectively, Topic 842) on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our condensed consolidated balance sheet at March 31, 2019. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement, or as of January 1, 2019, for our existing leases. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.

We elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. We also elected a policy of not recording leases on our condensed balance sheets when a lease has a term of one year or less.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2 “Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three Months Ended March 31, 2019 and 2018
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Research and development	$24,352	$22,980	$1,372
Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: license and milestone payments; payments made to third-party clinical research organizations (CROs) and investigational sites, which conduct our clinical trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses.
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

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Fintepla for Dravet syndrome	$9,620	$13,864	$(4,244)
Fintepla for LGS	6,003	2,704	3,299
Other(1)	8,729	6,412	2,317
Total	$24,352	$22,980	$1,372
(1) Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as pre-clinical development costs incurred for other product candidates.
In October 2014, we acquired worldwide development and commercialization rights to Fintepla through a business acquisition and have since incurred significant expenditures related to conducting clinical trials of Fintepla. Research and development expenses related to Fintepla for Dravet syndrome decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to wind-down of clinical activities within Study 1 and 1504. R&D spend related to Fintepla for LGS increased by $3.3 million year-over-year reflecting the progression and expansion of our clinical trial activities within Study 1601, which was initiated in November 2017. Other research and development expenses increased by $2.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to personnel-related costs from headcount additions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Selling	$3,915	$2,445	$1,470
General and administrative	7,003	5,625	1,378
Total selling, general and administrative	$10,918	$8,070	$2,848
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
Selling expense increased by $1.5 million for the three months ended March 31, 2019 compared to the same period in 2018 and was primarily attributable to increased personnel-related costs as a result of headcount additions in preparation for the potential approval and commercialization of Fintepla for Dravet syndrome.
General and administrative expense increased by $1.4 million for the three months ended March 31, 2019 compared to the same period in 2018 and was primarily attributable to personnel-related costs.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands)	2019	2018
Change in fair value of contingent consideration	$3,000	$—
The contingent consideration liability relates to milestone payments under an existing agreement in connection with our prior acquisition of Fintepla. At each reporting period, the estimated fair value of the liability is determined by applying the income approach which utilizes variable inputs, such as the probability of success for achieving regulatory/commercial milestones, anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value is recorded as contingent consideration (income) expense.
For the three months ended March 31, 2019, the estimated fair value of our remaining contingent consideration liabilities, net of a development milestone payment of $10.0 million made during the period, increased by $3.0 million. The increase was due to the inclusion of sales in Japan in our forecast associated with the execution of the Shinyaku Agreement, which accelerated the estimated timing of when certain sales milestones will be reached, and a market driven decrease in the discount rate.
Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2019	2018
Other income (expense):
Interest income	$3,156	$833
Other income, net	(88)	37
Total other income	$3,068	$870
Total other income for the three months ended March 31, 2019 increased by $2.2 million compared to the same period in 2018. The increase was attributable to interest income earned from higher average cash and investment balances.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. We had an accumulated deficit of $731.2 million at March 31, 2019. We expect to continue to incur significant operating losses and negative cash flows from operations to advance our product candidates through development and commercialization. Additionally, upon acceptance of our regulatory submission for Fintepla by the FDA and regulatory approval of Fintepla by the FDA or EMA, if at all, we will owe milestone payments under an existing agreement in connection with our prior acquisition of Fintepla. As of March 31, 2019, we have a single contract with a customer related to research, development and commercialization activities for Fintepla in Japan. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize Fintepla. To date, the Company has relied primarily on the proceeds from equity offerings to finance its operations.
As of March 31, 2019, our cash, cash equivalents and marketable securities totaled $480.7 million. Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of progress and cost of our clinical trials and other product development programs for Fintepla and our other product candidates and any other product candidates that we may develop, in-license or acquire;
•the timing of regulatory approval for any of our other product candidates and the commercial success of any approved products;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Fintepla and any of our other product candidates;
•the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;
•the costs, terms and timing of completion of outsourced commercial manufacturing supply arrangements for any product candidate; and
•the effect of competing technological and market developments.
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
The following table presents selected information from our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents, beginning of the period	$68,454	$293,503
Net cash used in operating activities	(24,827)	(24,783)
Net cash provided by (used in) investing activities	20,864	(65)
Net cash (used in) provided by financing activities	(6,203)	3,298
Net decrease in cash and cash equivalents	(10,166)	(21,550)
Cash and cash equivalents, end of the period	$58,288	$271,953
Operating Activities
For the three months ended March 31, 2019, net cash used in operating activities of $24.8 million was primarily attributable to a net loss of $35.2 million, plus the net effect of non-cash items of $6.0 million, primarily from stock-based compensation and changes in the estimated fair value of contingent consideration, and a net cash inflow from changes in operating assets and liabilities of $4.4 million. Cash inflows from changes in operating assets and liabilities was primarily attributable to the timing of payments for prepaid and accrued clinical trial costs and accrued expenses related to the build-out of our new headquarters.
For the three months ended March 31, 2018, net cash used in operating activities consisted of a net loss of $30.2 million, offset by non-cash charges of $1.9 million and a net cash inflow from changes in operating assets and liabilities of $3.5 million.

Investing Activities
For the three months ended March 31, 2019, net cash provided by investing activities of $20.9 million was attributable to maturities of marketable securities. These cash inflows were offset by purchases of marketable securities and property and equipment, the majority of which relates to the build-out of our new headquarters, which we began to occupy in early March 2019.
For the three months ended March 31, 2018, net cash used in investing activities was attributable to purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2019, net cash used in financing activities of $6.2 million consisted of a $10.0 million payment of contingent consideration related to a prior acquisition and cash used to remit withholding taxes of $0.6 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding tax. These cash outflows were offset by $4.4 million of proceeds from common stock issuances pursuant to our equity incentive plans.
For the three months ended March 31, 2018, net cash provided by financing activities was attributable to $3.6 million of proceeds from common stock issuance pursuant to our equity incentive plans offset by $0.3 million of payments to remit withholding taxes related to the vesting of restricted stock units that were net share-settled to cover the required withholding tax.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the three months ended March 31, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Annual Report on Form 10-K. Our exposures to market risk have not changed materially since December 31, 2018.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material updates to the legal proceedings as set forth in “Item 3. Legal Proceedings” in our 2018 Annual Report on Form 10-K other than as set forth below:
On April 12, 2019, a plaintiff stockholder filed a class action lawsuit against us and certain of our executive officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act in the United States District Court for the Northern District of California captioned Lake v. Zogenix, Case No. 3:19-cv-01975-RS. The plaintiff seeks to represent a class of investors who purchased our stock between February 6, 2019 and April 8, 2019, and alleges that certain statements made during this period regarding the prospects for our New Drug Application for Fintepla were false or misleading. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We and our executive officers believe the claims alleged in the complaint are without merit and intend to vigorously defend against them.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K, other than as set forth below.
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
We are not permitted to market our product candidates in the United States until we receive approval of a NDA from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals. In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. However, on April 5, 2019, we received a RTF letter from the FDA regarding our NDA for Fintepla for the treatment of seizures associated with Dravet syndrome. The RTF letter provided the FDA’s determination that the NDA, as submitted on February 5, 2019, was not sufficiently complete to permit a substantive review of the NDA. In the RTF letter, the FDA cited two reasons for the RTF decision: first, certain non-clinical studies were not submitted to allow assessment of the chronic administration of fenfluramine; and, second, the application contained an incorrect version of a clinical dataset, which prevented the completion of the review process that is necessary to support the filing of the NDA. The FDA did not request or recommend in the RTF letter that we conduct any additional clinical efficacy or safety studies; however the FDA may determine later to require us to conduct additional non-clinical or clinical studies or may otherwise impose other requirements to be completed before or after approval of the NDA. We plan to meet and work with the FDA to help us clarify and respond to the identified issues. However, we cannot provide any assurance that we be able to adequately address the issues raised to FDA’s satisfaction or that the FDA will accept the resubmitted Fintepla NDA for filing, or that the FDA will ultimately approve our NDA following a substantive review. In addition, the RTF letter could cause potential delays by the EMA on an approvability decision, or otherwise negatively affect such decision. Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approval of Fintepla or our product candidates, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of Fintepla and would have a material and adverse impact on our business.
Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, in addition to the existing agreement with Nippon Shinyaku Co., Ltd., we may enter into collaborative arrangements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future collaborative arrangements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. As a result, any period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of future performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(1)	Amended and Restated Bylaws of the Registrant

4.1(2)	Form of the Registrant’s Common Stock Certificate

4.5(3)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1†	Manufacturing and Supply Agreement dated January 31, 2019 by and between Zogenix International Limited and Aptuit (Oxford) Limited

10.2†	Distributorship Agreement dated March 18, 2019 by and between the Registrant and Nippon Shinyaku Company, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

1.Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on October 27, 2010.
2.Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 4, 2010.
3.Filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2011.
4.Filed with the Registrant’s Quarterly Report on Form 10-Q on November 8, 2012.
5.Filed with the Registrant’s Quarterly Report on Form 10-Q on August 10, 2015.
†Portions of this exhibit have been omitted for confidentiality purposes.
*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Zogenix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	May 9, 2019	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)