Form 10-Q
period 2019-06-30
ZOGENIX, INC.
filed 2019-08-06
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2019 was 42,541,503.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$50,788	$68,454
Marketable securities	412,180	445,733
Prepaid expenses	7,701	6,718
Other current assets	5,113	11,825
Total current assets	475,782	532,730
Property and equipment, net	10,141	2,870
Operating lease right-of-use assets	8,110	—
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other noncurrent assets	1,850	3,997
Total assets	$604,617	$648,331
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,012	$7,989
Accrued and other current liabilities	20,946	18,086
Deferred revenue, current	6,027	—
Current portion of operating lease liabilities	1,402	—
Current portion of contingent consideration	34,800	32,300
Total current liabilities	66,187	58,375
Deferred revenue, noncurrent	8,404	—
Operating lease liabilities, net of current portion	11,186	—
Contingent consideration, net of current portion	35,700	45,900
Deferred income taxes	17,425	17,425
Other long-term liabilities	—	3,830
Total liabilities	138,902	125,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 and 50,000 shares authorized and 42,498 and 42,078 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	42	42
Additional paid-in capital	1,233,866	1,218,710
Accumulated deficit	(768,919)	(695,954)
Accumulated other comprehensive income	726	3
Total stockholders’ equity	465,715	522,801
Total liabilities and stockholders’ equity	$604,617	$648,331
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$1,069	$—	$1,069	$—
Operating expenses:
Research and development	27,096	26,741	51,448	49,721
Selling, general and administrative	15,459	8,577	26,377	16,647
Change in fair value of contingent consideration	(700)	(2,500)	2,300	(2,500)
Total operating expenses	41,855	32,818	80,125	63,868
Loss from operations	(40,786)	(32,818)	(79,056)	(63,868)
Other income (expense):
Interest income	2,983	1,029	6,139	1,862
Other income (expense)	40	2,950	(48)	2,987
Total other income	3,023	3,979	6,091	4,849
Net loss from continuing operations	(37,763)	(28,839)	(72,965)	(59,019)
Loss from discontinued operations, net of tax	—	(198)	—	(198)
Net loss	$(37,763)	$(29,037)	$(72,965)	$(59,217)
Net loss per share, basic and diluted:
Continuing operations	$(0.89)	$(0.82)	$(1.72)	$(1.68)
Discontinued operations	—	(0.01)	—	(0.01)
Total	$(0.89)	$(0.83)	$(1.72)	$(1.69)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	42,458	35,355	42,348	35,099
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(37,763)	$(29,037)	$(72,965)	$(59,217)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities	353	—	723	—
Comprehensive loss	$(37,410)	$(29,037)	$(72,242)	$(59,217)
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801
Net loss	—	—	—	—	(35,202)	(35,202)
Other comprehensive income	—	—	—	370	—	370
Issuance of common stock under employee equity plans	380	—	5,293	—	—	5,293
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(12)	—	(606)	—	—	(606)
Stock-based compensation	—	—	4,223	—	—	4,223
Balance at March 31, 2019	42,446	$42	$1,227,620	$373	$(731,156)	$496,879
Net loss	—	—	—	—	(37,763)	(37,763)
Other comprehensive income	—	—	—	353	—	353
Issuance of common stock under employee equity plans	52	—	888	—	—	888
Stock-based compensation	—	—	5,358	—	—	5,358
Balance at June 30, 2019	42,498	$42	$1,233,866	$726	$(768,919)	$465,715

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	34,808	$35	$873,526	$—	$(572,040)	$301,521
Net loss	—	—	—	—	(30,180)	(30,180)
Issuance of common stock under employee equity plans	198	—	1,930	—	—	1,930
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(33)	—	(1,411)	—	—	(1,411)
Stock-based compensation	—	—	1,912	—	—	1,912
Balance at March 31, 2018	34,973	$35	$875,957	$—	$(602,220)	$273,772
Net loss					(29,037)	(29,037)
Issuance of common stock, net of offering costs	740	1	30,251	—	—	30,252
Issuance of common stock under employee equity plans	114	—	1,838	—	—	1,838
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	3,059	—	—	3,059
Balance at June 30, 2018	35,827	$36	$911,087	$—	$(631,257)	$279,866

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(72,965)	$(59,217)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	9,581	4,971
Depreciation and amortization	552	50
Net accretion and amortization of investments in marketable securities	(3,299)	—
Change in fair value of warrant liabilities	158	31
Change in fair value of contingent purchase consideration	2,300	(2,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,071	(3,482)
Other assets	(5,963)	2,891
Accounts payable, accrued and other liabilities	(5,193)	1,689
Operating lease liability	12,588	—
Deferred revenue	14,431	—
Net cash used in operating activities	(41,739)	(55,567)
Cash flows from investing activities:
Purchases of marketable securities	(251,782)	—
Proceeds from maturities of marketable securities	289,357	—
Purchases of property and equipment	(8,922)	(84)
Net cash provided by (used in) investing activities	28,653	(84)
Cash flows from financing activities:
Payment of contingent consideration	(10,000)	—
Proceeds from issuance of common stock under equity incentive plans	6,026	5,427
Taxes paid related to net share settlement of equity awards	(606)	(1,426)
Proceeds from issuance of common stock, net of issuance costs	—	30,250
Net cash (used in) provided by financing activities	(4,580)	34,251
Net decrease in cash and cash equivalents	(17,666)	(21,400)
Cash and cash equivalents, beginning of the period	68,454	293,503
Cash and cash equivalents, end of the period	$50,788	$272,103

Noncash financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$662	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation
Zogenix, Inc. and subsidiaries (the Company, we, us or our) is a global pharmaceutical company committed to developing and commercializing transformative therapies to improve the lives of patients and their families living with rare diseases. We are currently focused on developing and commercializing central nervous system (CNS) therapies to address rare or orphan childhood-onset epilepsy disorders. Our lead product candidate, Fintepla (ZX008, fenfluramine) is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut syndrome (LGS). We operate in one business segment—the research, development and commercialization of pharmaceutical products and our headquarters are located in Emeryville, California.
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
Certain prior period amounts within the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect our financial position, net loss, comprehensive loss, or cash flows as of and for the periods presented.
Future Funding Requirements
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $768.9 million as of June 30, 2019. We expect to continue to incur significant operating losses and negative cash flows from operations as we continue to advance our product candidates through development and commercialization. Additionally, pursuant to our acquisition of Brabant Pharma Limited (Brabant) in 2014 to obtain worldwide development and commercialization rights to Fintepla, we are required to make additional payments to the former owners of Brabant in the event we achieve certain regulatory and sales milestones with Fintepla (See Note 5). Historically, we have relied primarily on the proceeds from equity offerings to finance our operations. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, if such financing is not available at adequate levels when needed, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Revenue Recognition
We analyze our collaboration arrangements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance and those that are more reflective of a vendor-

customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customers guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and on a separate line item from revenue recognized from contracts with customers, if any, in our condensed consolidated statements of operations.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the condensed consolidated balance sheets. If the related efforts underlying the deferred revenue is expected to be satisfied within the next twelve months this will be classified in current liabilities. Unconditional rights to receive consideration in advance of performance are recorded as receivables and deferred revenue in the condensed consolidated balance sheets when we have a contractual right to bill and receive the payment, performance is expected to commence shortly and there is less than a year between billing and performance. Amounts recognized for satisfied performance obligations prior to the right to payment becoming unconditional are recorded as contract assets in the condensed consolidated balance sheets. If we expect to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.
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
At contract inception, we assess the goods or services promised in a contract with a customer and identify those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.
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
If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative stand-alone selling prices unless the transaction price is variable and meets the criteria to be allocated entirely to one or more, but not all, performance obligations in the contract. The relative selling price for each performance obligation is based on observable prices if it is available. If observable prices are not available, we estimate stand-alone selling price for the performance obligation utilizing the estimated cost of the performance obligation with an estimated assumed margin. Once the transaction price has been allocated to a performance obligation using the applicable methodology, it is not subject to reassessment for subsequent changes in stand-alone selling prices.
Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset. For performance obligations that are satisfied over time, we recognize revenue using an input or output measure of progress that best depicts our satisfaction of the relevant performance obligation. Revenues from performance obligations associated with a purchase order of Fintepla will be recognized when the customer obtains control of our product, which will occur at a point in time which may be upon shipment or delivery to the customer.
After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the overall transaction price is allocated to the performance obligations on the same methodology as at contract inception.
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
Recently Adopted Accounting Pronouncements
Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18) makes targeted improvements for collaborative arrangements by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under the contract with customer guidance (Topic 606) when the collaborative arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaborative arrangement, or a part of the arrangement, is with a customer and (3) precluding a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. Entities must apply the guidance retrospectively as of the date of their initial application of Topic 606 and should recognize the cumulative effect of initially applying the amendments as an adjustment to opening retained earnings as of the later of (1) the earliest annual period presented and (2) the annual period that includes the date of the entity’s initial application of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. We elected to early adopt this standard effective January 1, 2019 and have applied its guidance to our arrangement entered into in March 2019 with Nippon Shinyaku Co., Ltd. (See Note 3). No retrospective adjustment to our condensed consolidated financial statements was required as a result of our application of these amendments.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement, and we have provided this disclosure beginning with the first quarter of 2019.
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
We adopted Topic 842 effective January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance. Consequently, prior period financial information and related disclosures have not been adjusted and will continue to be presented in accordance with the previous lease standard. In addition, we elected the package of transition provisions available for existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct lease costs for existing leases. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.
The adoption of Topic 842 did not have a material impact on our condensed consolidated statements of operations and cash flows. The impact on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Assets
Operating lease right-of-use assets	$—	$8,641	$8,641

Liabilities
Other accrued liabilities	$1,845	$(363)	$1,482
Current portion of operating lease liabilities	—	1,058	1,058
Operating lease liabilities, net of current portion	—	11,776	11,776
Other long-term liabilities	3,830	(3,830)	—
Total	$5,675	$8,641	$14,316
Upon adoption on January 1, 2019, we recorded operating lease ROU assets and lease liabilities of $8.6 million and $12.8 million, respectively, with the difference between ROU assets and lease liabilities attributed to the reclassifications of deferred rent and lease incentive obligations, a cease-use liability and initial direct leasing costs as a component of ROU assets.
Prior to January 1, 2019, we recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under our operating lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rent expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between rent expense recognized on a straight-line basis and cash rent payments. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02 and related amendments (collectively, Topic 842) on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our condensed consolidated balance sheet at June 30, 2019. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement, or as of January 1, 2019, for our existing leases. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.
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
Note 3 – Collaborative Arrangement
In March 2019, we entered into an agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the exclusive distribution of Fintepla in Japan for the treatment of Dravet syndrome and LGS. As part of the Shinyaku Agreement, we are responsible for completing the global clinical development and all regulatory approval activities for Fintepla to support the submission of new drug applications in Japan for Dravet syndrome and LGS. Shinyaku will be responsible for the commercialization activities including the promotion, marketing, sale and distribution of Fintepla in Japan. Upon regulatory approval of Fintepla in Japan, Shinyaku will also act as our exclusive distributor for commercial shipment and distribution of Fintepla in Japan. If we pursue global development of Fintepla for indications other than Dravet syndrome or LGS, Shinyaku has the option to participate in the development for such indications in Japan, subject to cost sharing requirements pursuant to the agreement. Activities under the Shinyaku Agreement will be governed by a joint steering committee (JSC) consisting of three representatives from each party to the agreement. All decisions of the JSC are to be made by a unanimous vote with tie-breaking rights provided to each party for certain matters related to development, regulatory approval and commercialization.
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan by actively participating in the design of non-clinical, clinical and manufacturing requirements needed for regulatory submission, actively planning and participating in product labeling decisions and discussions with the Japanese Ministry of Health, Labor and Welfare (MHLW) and obtained distribution exclusivity through the payment of $20.0 million, of which $15.5 million was received shortly after the execution of the agreement with the remainder payable over the next two years. We will be actively running the clinical trials, performing manufacturing validation activities, preparing regulatory filings and holding discussions with MHLW, and negotiating pricing. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones related to the treatment of Dravet syndrome and the treatment of LGS.
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
The Shinyaku Agreement expires in September of 2045, unless earlier terminated by either party for a change in control, a material breach, bankruptcy, dissolution, or winding up of such other party. The Shinyaku Agreement may be also terminated by either party: (1) with one year prior written notice to the other party on or after the date of the first commercial sale of a competing generic version of the Fintepla in Japan, (2) if, prior to the launch of the Fintepla in Japan, a party has a good faith concern, based on credible evidence, that such launch is not likely to be possible with commercially reasonable efforts, or (3) if a party believes Fintepla poses a substantial safety concern. We may also terminate the agreement following the second anniversary of the first commercial sale of the Fintepla in Japan if Shinyaku has failed to achieve or maintain certain diligence obligations under the Shinyaku Agreement. Shinyaku may also terminate the agreement if, prior to the launch of the Fintepla in Japan, Shinyaku has a good faith concern that Fintepla will not be commercially viable in Japan.

We concluded that collaborative activities under the Shinyaku Agreement prior to regulatory approval are within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of commercializing Fintepla in Japan. Shinyaku is not a customer as it does not obtain an output of our development and regulatory approval activities for Fintepla as they were not provided a license to its intellectual property or the ability to manufacture the product, and we do not consider performing development and regulatory approval services to be a part of our ongoing activities.
We considered the revenue from contracts with customers guidance by analogy in determining the unit of account, and the recognition and measurement of such unit of account for collaborative activities under the Shinyaku Agreement and concluded that there are two development programs akin to performance obligations related to collaborative activities for development and regulatory approval efforts for Dravet and LGS. Participation on the JSC was concluded to be both quantitatively and qualitatively immaterial in the context of the Shinyaku Agreement. We are the principal as it relates to the collaborative development and regulatory approval activities primarily because we are responsible for the acceptability of the results of the work of the third-party vendors that are used to assist us in performing such activities. Therefore, such collaboration revenue has been presented on a gross basis in our condensed consolidated statements of operations apart from research and development expenses incurred.
The initial collaboration consideration allocated on a relative standalone selling price basis to each associated development program was determined using the most likely method to consist solely of the fixed consideration payments of $20.0 million. Analogizing to the revenue from contracts with customers variable consideration guidance, all potential regulatory milestone payment consideration will be included in the collaboration consideration if and when it is probable that a significant reversal in the amount of cumulative collaboration consideration recognized will not occur when the uncertainty associated with the variable collaboration consideration is subsequently resolved. At contract inception and through June 30, 2019, this consideration was fully constrained as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside our control.
Collaboration revenue is being recognized over time as the collaborative activities related to each development program are rendered. We determined an input method is a reasonable representative depiction of the performance of the collaborative activities under the Shinyaku Agreement. The method of measuring progress towards completion incorporates actual internal and external costs incurred, relative to total internal and external costs expected to be incurred over an estimated period to satisfy the collaborative activities. The period over which total costs are estimated reflects our estimate of the period over which it will perform the collaborative activities for each development program. We expect to recognize collaboration revenue for each development program over periods ranging from three to four years. Changes in estimates of total internal and external costs expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment to collaboration revenue.
As of June 30, 2019, we had received $15.5 million out of the $20.0 million in fixed consideration. The remaining $4.5 million will be billed in accordance with the terms of the agreement and will be recorded when there is an unconditional right to receive this payment. For the three and six months ended June 30, 2019, we recognized collaboration revenue of $1.1 million. As of June 30, 2019, we recorded $14.4 million in deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through the end of 2023.
We concluded that the supply of Fintepla to Shinyaku will be within the scope of the revenue from contracts with customers guidance if regulatory approval in Japan occurs and when a purchase order is received from Shinyaku. Such activity is considered to be a vendor customer relationship as Shinyaku will be a party that has contracted with an us to obtain goods or services that are an output of our ordinary activities in exchange for consideration and selling approved commercial product to a customer is expected to be part of our ongoing activities. Each purchase order for a shipment of Fintepla will be identified as a separate performance obligation as we did not grant Shinyaku intellectual property rights. The agreed upon price for the supply of Fintepla (cost plus a fixed transfer price mark-up, fixed percentage of aggregate sales of Fintepla by Shinyaku per year, the net price mark-up and sales milestones) to Shinyaku does not represent a material right, and therefore is not a performance obligation, and such pricing on an aggregate basis represents the standalone selling price a distributor would typically pay for such a product in that region or market. There are also no minimum purchase commitments. The transaction price to be allocated to the performance obligation will include the fixed consideration associated with the cost-plus price of Fintepla and variable consideration associated with a fixed percentage of aggregate sales of Fintepla by Shinyaku per year, the net price mark-up and sales milestones subject to the constraint. As of June 30, 2019, Shinyaku has not provided us with any purchase orders and thus no revenue has been recognized for the supply of Fintepla.

Note 4 – Cash, Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and the estimated fair value of our cash, cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$18,157	$—	$—	$18,157
Cash equivalents:
Commercial paper	17,443	—	—	17,443
Money market funds	15,188	—	—	15,188
Total cash equivalents	32,631	—	—	32,631
Total cash and cash equivalents	50,788	—	—	50,788
Marketable securities:
Commercial paper	153,691	—	—	153,691
Corporate debt securities	83,108	431	(5)	83,534
Certificate of deposits	70,175	—	—	70,175
U.S. Treasuries	104,480	300	—	104,780
Total marketable securities	411,454	731	(5)	412,180
Total cash, cash equivalents and marketable securities	$462,242	$731	$(5)	$462,968

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$5,222	$—	$—	$5,222
Cash equivalents:
Money market funds	63,232	—	—	63,232
Total cash and cash equivalents	68,454	—	—	68,454
Marketable securities:
Commercial paper	152,940	—	—	152,940
Corporate debt securities	60,622	58	(75)	60,605
Certificate of deposits	128,647	—	—	128,647
U.S. Treasury securities	103,521	31	(11)	103,541
Total marketable securities	445,730	89	(86)	445,733
Total cash, cash equivalents and marketable securities	$514,184	$89	$(86)	$514,187

The following table summarizes the cost and fair value of marketable securities based on stated effective maturities as of June 30, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$361,446	$361,814
Due between one and two years	50,008	50,366
Total	$411,454	$412,180

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2019, available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were not material.
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
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$17,443	$—	$17,443
Money market funds	15,188	—	—	15,188
Marketable securities:
Commercial paper	—	153,691	—	153,691
Corporate debt securities	—	83,534	—	83,534
Certificate of deposits	—	70,175	—	70,175
U.S. Treasury securities	—	104,780	—	104,780
Total assets(1)	$15,188	$429,623	$—	$444,811
Liabilities:
Common stock warrant liabilities(2)	$—	$—	$501	$501
Contingent consideration liabilities(3)	—	—	70,500	70,500
Total liabilities	$—	$—	$71,001	$71,001

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,232	$—	$—	$63,232
Marketable securities:
Commercial paper	—	152,940	—	152,940
Corporate debt securities	—	60,605	—	60,605
Certificate of deposits	—	128,647	—	128,647
U.S. Treasury securities	—	103,541	—	103,541
Total assets(1)	$63,232	$445,733	$—	$508,965
Liabilities:
Common stock warrant liabilities(2)	$—	$—	$343	$343
Contingent consideration liabilities(3)	—	—	78,200	78,200
Total liabilities	$—	$—	$78,543	$78,543

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
(2) Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. We estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of June 30, 2019 and December 31, 2018, common stock warrant liabilities relate to warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of our common stock at an exercise price of $72.00 per share and expires in July 2021.
(3) In connection with a prior acquisition in 2014, we may be required to pay future contingent consideration upon the achievement of specified development, regulatory approval or sales-based milestone events. We estimated the fair value of the contingent consideration liabilities on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted interest rates. Subsequent to the acquisition date, at each reporting period prior to settlement, we revalue these liabilities by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration liabilities. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration liabilities would primarily reflect the passage of time and risk-adjusted interest rates. Significant judgment is used in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The acquisition provides for aggregate contingent consideration of up to $95.0 million, of which $10.0 million was paid in March 2019. As of June 30, 2019, the estimated fair value of our contingent consideration liabilities was $70.5 million, of which $34.8 million has been classified as current liabilities. The classification was based upon our reasonable expectation as to the timing of settlement of certain specified milestones.

The following tables provide a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018 (in thousands):
Contingent Consideration Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$71,200	$76,900	$78,200	$76,900
Change in fair value	(700)	(2,500)	2,300	(2,500)
Settlements	—	—	(10,000)	—
Balance at end of period	$70,500	$74,400	$70,500	$74,400
Common Stock Warrant Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$646	$495	$343	$512
Change in fair value	(145)	48	158	31
Balance at end of period	$501	$543	$501	$543
The changes in fair value of the liabilities shown in the tables above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.
There were no transfers between levels during the periods presented. See Note 4 for further information regarding the amortized cost of our financial instruments.
Note 6 – Accrued and Other Current Liabilities
The following table provides details of accrued and other current liabilities (in thousands):

	June 30, 2019	December 31, 2018
Accrued clinical trial expenses	$11,627	$10,621
Accrued compensation	4,328	5,277
Other accrued liabilities	4,490	1,845
Common stock warrant liabilities	501	343
Total accrued and other current liabilities	$20,946	$18,086

Note 7 – Leases
We have two noncancellable operating leases consisting of administrative and research and development office space for our Emeryville, California headquarters and former headquarters in San Diego, California that expire in May 2027 and March 2020, respectively. Our Emeryville lease includes a renewal option for an additional five years, which was not included in our determination of the lease term under the legacy lease standard as renewal was not reasonably assured at the inception of the lease. As a result, the renewal option to extend the lease was not included in determining our ROU assets and lease liabilities. Our former headquarters has been subleased to an unrelated third party for the remainder of our original lease term. As of June 30, 2019, we do not have any material finance leases or service contracts with lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, which were included in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease costs
Operating lease cost	$496	$995
Short-term lease cost(1)	220	548
Sublease income	(145)	(290)
Total	$571	$1,253
(1) Short-term lease cost included $0.2 million related to a short-term lease that expired in March 2019.
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $0.6 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
Maturities of operating lease liabilities as of June 30, 2019 and lease commitments under noncancellable operating leases as of December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
2019 (remaining 6 months and 12 months, respectively)	$1,164	$1,777
2020	1,788	1,788
2021	1,839	1,839
2022	1,894	1,894
2023	1,951	1,951
Thereafter	7,111	7,296
Total lease payments	15,747	$16,545
Less imputed interest	(3,159)
Total operating lease liabilities	$12,588

June 30, 2019
Current portion of operating lease liabilities	$1,402
Operating lease liabilities, net of current portion	11,186
Total lease liabilities	$12,588
As of June 30, 2019, the weighted average remaining lease term was 7.5 years and the weighted average discount rate, weighted based on the remaining balance of lease payments, was 6.0%.
Note 8 – Common Stock and Stock-Based Compensation
Increase in Authorized Shares of Common Stock
In May 2019, our stockholders approved and we filed an amendment to our Fifth Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of common stock from 50,000,000 to 100,000,000.
Equity Incentive Plans
We have issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K.
At December 31, 2018, 1,550,351 shares were available for grant under our 2010 Equity Incentive Award Plan (2010 Plan). Pursuant to its evergreen provision, the number of shares reserved for issuance under the 2010 Plan automatically increases on January 1 of each year, commencing on January 1, 2013, and on each January 1 through and including January 1, 2020, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year, or a lesser number of shares as determined by our board of directors. On January 1, 2019, the increase in shares reserved for issuance pursuant to the evergreen provision was limited to 589,619 shares as the 2010 Plan’s maximum 7,500,000 shares reserved for issuance was reached.
In May 2019, our stockholders approved the amendment and restatement of our 2010 Plan (2010 Restated Plan), which provided an increase in the number of shares of common stock reserved for issuance pursuant to awards granted under our 2010

Plan from 7,500,000 to 11,500,000 and an extension of the term of the 2010 Plan through March 2029. In addition, the 2010 Restated Plan eliminated the evergreen provision that provided for an annual increase in the number of shares available for issuance under the 2010 Plan on January 1 of each year discussed above. Following its approval, all future issuance of equity awards will be granted under the 2010 Restated Plan (other than the shares available for purchase under our 2010 Employee Stock Purchase Plan). As of June 30, 2019, 5,226,029 shares were available for future issuance under the 2010 Restated Plan.
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2019 (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2018	3,744	$20.69
Granted	924	50.28
Exercised	(386)	14.83
Canceled	(46)	34.57
Outstanding at June 30, 2019	4,236	$27.53

Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2019 (in thousands, except per share data):

	Shares	Weighted- Average Fair Value per Share at Grant Date
Outstanding at December 31, 2018	289	$25.56
Granted	169	52.56
Vested	(31)	42.65
Canceled	(16)	26.15
Outstanding at June 30, 2019	411	$35.33

Stock-Based Compensation Expense Allocation
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,074	$1,062	$3,509	$1,743
Selling, general and administrative	3,284	1,997	6,072	3,228
Total	$5,358	$3,059	$9,581	$4,971

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
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss from continuing operations	$(37,763)	$(28,839)	$(72,965)	$(59,019)

Denominator:
Shares used in per share calculation	42,458	35,355	42,348	35,099

Net loss from continuing operations per share, basic and diluted	$(0.89)	$(0.82)	$(1.72)	$(1.68)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares subject to outstanding common stock options	4,227	3,816	3,973	3,648
Shares subject to outstanding restricted stock units	415	292	355	279
Shares subject to outstanding warrants to purchase common stock	28	38	28	38
Total	4,670	4,146	4,356	3,965

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
In December 2018, we filed a claim as an SME for a $7.1 million refundable cash credit for our 2016 tax year, which was received in February 2019. We recorded this amount as a component of other income for the year-ended December 31, 2018. As of the date hereof, we have not filed claims for any refundable cash credit for our 2017 or 2018 tax years, nor have we recorded any balances related to claims for these years or for the 2019 tax year, as collectability is deemed not probable or reasonably assured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements about:
•the timing of the resubmission of the NDA for Fintepla
•the progress and timing of clinical trials of our lead product candidate Fintepla;
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

Overview
We are a global pharmaceutical company committed to developing and commercializing transformative therapies to improve the lives of patients and their families living with rare diseases. We are currently focused on developing and commercializing central nervous system (CNS) therapies to address rare or orphan childhood-onset epilepsy disorders.
We own and control worldwide development and commercialization rights to Fintepla, our lead product candidate, other than in Japan where we have entered into an exclusive distribution agreement with Nippon Shinyaku Co., Ltd. (Shinyaku). Fintepla is low-dose fenfluramine under development for the treatment of seizures associated with two rare and catastrophic forms of childhood-onset epilepsy: Dravet syndrome and Lennox-Gastaut syndrome (LGS).
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
Upon completion of our Fintepla Phase 3 trials, eligible patients were permitted to enroll in an ongoing open-label extension (OLE) trial to study the long-term safety and effectiveness of Fintepla (Study 1503). In December 2018, we presented interim data from Study 1503 regarding the effectiveness and overall safety of Fintepla observed in the study, including the long-term cardiovascular assessments and findings at the 72nd Annual Meeting of the American Epilepsy Society. A total of 232 patients from Study 1503 were included in the interim analysis of the OLE trial. As of March 13, 2018, the interim cutoff date, the median duration of treatment with Fintepla was 256 days and the range was 58-634 days (equivalent to 161 patient-years of exposure to Fintepla). In this interim analysis population of 232 patients, a total of 22 (9.5%) patients had discontinued treatment for the following reasons: lack of efficacy (16), subject withdrawal (2), adverse event (1), Sudden Unexpected Death in Epilepsy (SUDEP) (1), physician decision (1), and withdrawal by caregiver (1). Approximately 90% of patients remained in the study at the time of the interim analysis. The median percent reduction in monthly convulsive seizure frequency over the entire OLE treatment period was 66.8% (compared with baseline frequency established in the core Phase 3 studies). Over the same period, 64.4% of children and young adults showed a >50% reduction in convulsive seizure frequency and 41.2% showed a >75% reduction.
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
In April 2019, we received a Refusal to File (RTF) letter from the FDA regarding our NDA for Fintepla for the treatment of seizures associated with Dravet syndrome. Upon its preliminary review, the FDA determined that the NDA submitted in February 2019 was not sufficiently complete to permit a substantive review. In the RTF letter, the FDA cited two reasons for the RTF decision: first, certain non-clinical studies were not submitted to allow assessment of the chronic administration of fenfluramine; and, second, the application contained an incorrect version of a clinical dataset, which prevented the completion of the review process that is necessary to support the filing of the NDA.
We held a Type A meeting with the FDA in May 2019 to review the two issues identified in the RTF letter. Based on the final meeting minutes received, the FDA has agreed with our plan to resubmit the NDA for Fintepla without the inclusion of the new chronic toxicity studies requested in the RTF letter. With regards to the second issue, we conducted and discussed with the FDA a root cause analysis identifying the issue with the incorrect clinical dataset submitted in the original NDA, and the FDA has requested that we include certain findings from our analysis in the resubmitted NDA. We intend to resubmit the NDA for Fintepla in the third quarter of 2019.
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
Study 1601
In November 2017, we announced the initiation of our multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS (Study 1601). Study 1601 is planned for up to 85 sites in North America, Europe, Asia-Pacific, South America, South Africa and Australia and is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of Fintepla when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of Fintepla (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. The primary endpoint of the clinical trial is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose compared to placebo. The key secondary endpoints include change in the number of drop seizures between baseline and the combined titration and maintenance periods at the 0.2 mg/kg/day dose, and the proportion of patients achieving a 50% reduction in drop seizures. Part 2 of the clinical trial will be a 12-month OLE to evaluate the long-term safety, tolerability and effectiveness of Fintepla. In July 2019, we completed enrollment for Study 1601 with a total of 263 randomized patients, with approximately 87 subjects per treatment arm. We expect top-line data from this study will be available in the first quarter of 2020.
Collaborative Arrangement with Nippon Shinyaku
In March 2019, we entered into an agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the exclusive distribution of Fintepla in Japan for the treatment of Dravet syndrome and LGS. As part of the Shinyaku Agreement, we are responsible for completing the global clinical development and all regulatory approval activities for Fintepla to support the submission of new drug applications in Japan for Dravet syndrome and LGS. Shinyaku will be responsible for the commercialization activities including the promotion, marketing, sale and distribution of Fintepla in Japan. Upon regulatory approval of Fintepla in Japan, Shinyaku will also act as our exclusive distributor for commercial shipment and distribution of Fintepla in Japan. If we pursue global development of Fintepla for indications other than Dravet syndrome or LGS, Shinyaku has the option to participate in the development for such indications in Japan, subject to cost sharing requirements pursuant to the agreement. Activities under the Shinyaku Agreement will be governed by a joint steering committee (JSC) consisting of three representatives from each party to the agreement. All decisions of the JSC are to be made by a unanimous vote with tie-breaking rights provided to each party for certain matters related to development, regulatory approval and commercialization.
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan by actively participating in the design of non-clinical, clinical and manufacturing requirements needed for regulatory submission, actively planning and participating in product labeling decisions and discussions with the Japanese Ministry of Health, Labor and Welfare (MHLW) and obtained distribution exclusivity through the payment of $20.0 million, of which $15.5 million was received shortly after the execution of the agreement with the remainder payable over the next two years. We will be actively running the clinical trials, performing manufacturing validation activities, preparing regulatory filings and holding discussions with MHLW, and negotiating pricing. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones related to the treatment of Dravet syndrome and the treatment of LGS.
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
The Shinyaku Agreement expires in September of 2045, unless earlier terminated by either party for a change in control, a material breach, bankruptcy, dissolution, or winding up of such other party. The Shinyaku Agreement may be also terminated by either party: (1) with one year prior written notice to the other party on or after the date of the first commercial sale of a competing generic version of the Fintepla in Japan, (2) if, prior to the launch of the Fintepla in Japan, a party has a good faith concern, based on credible evidence, that such launch is not likely to be possible with commercially reasonable efforts, or (3) if a party believes Fintepla poses a substantial safety concern. We may also terminate the agreement following the second anniversary of the first commercial sale of the Fintepla in Japan if Shinyaku has failed to achieve or maintain certain diligence obligations under the Shinyaku Agreement. Shinyaku may also terminate the agreement if, prior to the launch of the Fintepla in Japan, Shinyaku has a good faith concern that Fintepla will not be commercially viable in Japan.
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
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. As a result of entering into the Shinyaku Agreement in March 2019 and the adoption of the new lease accounting standard, we have updated our revenue recognition and lease accounting policies as detailed below. There were no other significant changes to our critical accounting policies during the six months ended June 30, 2019, as compared to the critical accounting policies and estimates disclosed in our 2018 Annual Report on Form 10-K.

Revenue Recognition
We analyze our collaboration arrangements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customers guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and on a separate line item from revenue recognized from contracts with customers, if any, in our condensed consolidated statements of operations.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the condensed consolidated balance sheets. If the related efforts underlying the deferred revenue is expected to be satisfied within the next twelve months this will be classified in current liabilities. Unconditional rights to receive consideration in advance of performance are recorded as receivables and deferred revenue in the condensed consolidated balance sheets when we have a contractual right to bill and receive the payment, performance is expected to commence shortly and there is less than a year between billing and performance. Amounts recognized for satisfied performance obligations prior to the right to payment becoming unconditional are recorded as contract assets in the condensed consolidated balance sheets. If we expect to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.
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
At contract inception, we assess the goods or services promised in a contract with a customer and identify those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.
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
If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative stand-alone selling prices unless the transaction price is variable and meets the criteria to be allocated entirely to one or more, but not all, performance obligations in the contract. The relative selling price for each performance obligation is based on observable prices if it is available. If observable prices are not available, we estimate stand-alone selling price for the performance obligation utilizing the estimated cost of the performance obligation with an estimated assumed margin. Once the transaction price has been allocated to a performance obligation using the applicable methodology, it is not subject to reassessment for subsequent changes in stand-alone selling prices.
Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset. For performance obligations that are satisfied over time, we recognize revenue using an input or output measure of progress that best depicts our satisfaction of the relevant performance obligation. Revenues from performance obligations associated with a purchase order of Fintepla will be recognized when the customer obtains control of our product, which will occur at a point in time which may be upon shipment or delivery to the customer.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the overall transaction price is allocated to the performance obligations on the same methodology as at contract inception.
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
Leases
Prior to January 1, 2019, we recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under our operating lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rent expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between rent expense recognized on a straight-line basis and cash rent payments. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02 and related amendments (collectively, Topic 842) on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our condensed consolidated balance sheet at June 30, 2019. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement, or as of January 1, 2019, for our existing leases. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.
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
Results of Operations
Comparison of Three and Six Months Ended June 30, 2019 and 2018
Collaboration Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Collaboration revenue	$1,069	$—	$1,069	$1,069	$—	$1,069
We currently do not have an approved product for sale. Collaboration revenue increased from prior periods as a result of our Shinyaku Agreement entered into in March 2019 and related performance of such collaboration activities under the agreement. We may also be entitled to receive additional milestone payments pursuant to the Shinyaku Agreement upon the occurrence of specific events. Due to the recognition of this collaboration revenue is based on costs incurred to date relative to total estimated costs at completion when measuring progress and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Research and development	$27,096	$26,741	$355	$51,448	$49,721	$1,727
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Fintepla for Dravet syndrome	$11,047	$15,239	$(4,192)	$20,666	$29,102	$(8,436)
Fintepla for LGS	6,668	4,176	2,492	12,671	6,881	5,790
Other(1)	9,381	7,326	2,055	18,111	13,738	4,373
Total	$27,096	$26,741	$355	$51,448	$49,721	$1,727
(1) Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as pre-clinical development costs incurred for other product candidates.
In October 2014, we acquired worldwide development and commercialization rights to Fintepla through a business acquisition and have since incurred significant expenditures related to conducting clinical trials of Fintepla. Research and development expenses related to Fintepla for Dravet syndrome decreased by $4.2 million and $8.4 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to wind-down of clinical activities related to our Phase 3 trials Study 1501 and Study 1504. Research and development spend related to Fintepla for LGS increased by $2.5 million and $5.8 million in the same year-over-year periods, respectively, reflecting the progression and expansion of our clinical trial activities within Study 1601, which was initiated in November 2017. Other research and development expenses increased by $2.1 million and $4.4 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase was primarily attributable to personnel-related costs from headcount additions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Selling	$7,517	$2,266	$5,251	$11,432	$4,711	$6,721
General and administrative	7,942	6,311	1,631	14,945	11,936	3,009
Total selling, general and administrative	$15,459	$8,577	$6,882	$26,377	$16,647	$9,730
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
Selling expense increased by $5.3 million and $6.7 million for the three and six months ended June 30, 2019. respectively, compared to the same periods in 2018 and was primarily attributable to increased personnel-related costs as a result of headcount additions as well as increased marketing programs and projects in preparation for the potential approval and commercialization of Fintepla for Dravet syndrome.

General and administrative expense increased by $1.6 million and $3.0 million for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 and was primarily attributable to increased personnel-related costs, including stock-based compensation and professional services.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Change in fair value of contingent consideration	$(700)	$(2,500)	$2,300	$(2,500)
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
For the three months ended June 30, 2019, the estimated fair value of our contingent consideration liabilities decreased by $0.7 million as a result of having to resubmit our February 2019 NDA for Fintepla for the treatment of seizures associated with Dravet syndrome, which resulted in a slight adjustment to our projected FDA approval timelines. For the six months ended June 30, 2019, the estimated fair value of our contingent consideration liabilities increased by $2.3 million primarily due to the inclusion of sales in Japan in our forecast associated with the execution of the Shinyaku Agreement, which accelerated the estimated timing of when certain sales milestones will be reached, and a market driven decrease in the discount rate.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Other income (expense):
Interest income	$2,983	$1,029	$6,139	$1,862
Other income, net	40	2,950	(48)	2,987
Total other income	$3,023	$3,979	$6,091	$4,849
The increase in interest income for the three and six months ended June 30, 2019 compared to the same periods in 2018 was attributable to interest earned from higher average cash and investment balances as we invested our proceeds from our 2018 capital raises in marketable securities.
The decrease in other income, net for three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily attributable to $3.0 million of other income recognized in the prior year periods related to our U.K.’s small and medium-sized enterprise and research and development tax credit regime for qualifying expenditures incurred in the 2015 tax year.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. We had an accumulated deficit of $768.9 million at June 30, 2019. We expect to continue to incur significant operating losses and negative cash flows from operations to advance our product candidates through development and commercialization. Additionally, upon acceptance of our regulatory submission for Fintepla by the FDA and regulatory approval of Fintepla by the FDA or EMA, if at all, we will owe milestone payments under an existing agreement in connection with our prior acquisition of Fintepla. As of June 30, 2019, we derive collaboration revenue from our Shinyaku Agreement related to development and commercialization activities for Fintepla in Japan. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize Fintepla. To date, we have relied primarily on the proceeds from equity offerings to finance our operations.
As of June 30, 2019, our cash, cash equivalents and marketable securities totaled $463.0 million. Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
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
The following table presents selected information from our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents, beginning of the period	$68,454	$293,503
Net cash used in operating activities	(41,739)	(55,567)
Net cash provided by (used in) investing activities	28,653	(84)
Net cash (used in) provided by financing activities	(4,580)	34,251
Net decrease in cash and cash equivalents	(17,666)	(21,400)
Cash and cash equivalents, end of the period	$50,788	$272,103
Operating Activities
For the six months ended June 30, 2019, net cash used in operating activities of $41.7 million was primarily attributable to a net loss of $73.0 million, plus the net effect of non-cash items of $9.3 million, primarily from stock-based compensation, and a net cash inflow from changes in operating assets and liabilities of $21.9 million. Cash inflows from changes in operating assets and liabilities included the receipt of a $15.5 million upfront payment in connection with the Shinyaku Agreement entered into in March 2019. Changes in other operating assets and liabilities were primarily attributable to the timing of payments for prepaid and accrued clinical trial costs and accrued expenses in the normal course of business.
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
Investing Activities
For the six months ended June 30, 2019, net cash provided by investing activities of $28.7 million was attributable to $289.4 million related to maturities of marketable securities, offset by cash outflows of $251.8 million for purchases of marketable securities and $8.9 million in capital spend primarily related to the build-out of our new headquarters, which we began to occupy in early March 2019.
For the six months ended June 30, 2018, net cash used in investing activities was attributable to purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2019, net cash used in financing activities of $4.6 million consisted of a $10.0 million payment of contingent consideration related to a prior acquisition and cash used to remit withholding taxes of $0.6 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding tax. These cash outflows were offset by $6.0 million of proceeds from common stock issuances pursuant to our equity incentive plans.

For the six months ended June 30, 2018, net cash provided by financing activities of $34.3 million consisted of net proceeds from sales of common stock of $30.3 million under an at-the-market offering and $5.4 million in proceeds received from the issuance of common stock under equity incentive plans. These cash inflows were offset by cash used to remit withholding taxes of $1.4 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding tax.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the six months ended June 30, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not permitted to market our product candidates in the United States until we receive approval of a NDA from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals. In February 2019, we completed our rolling submission of a NDA with the FDA and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. However, on April 5, 2019, we received a RTF letter from the FDA regarding our NDA for Fintepla for the treatment of seizures associated with Dravet syndrome. The RTF letter provided the FDA’s determination that the NDA, as submitted on February 5, 2019, was not sufficiently complete to permit a substantive review of the NDA. In the RTF letter, the FDA cited two reasons for the RTF decision: first, certain non-clinical studies were not submitted to allow assessment of the chronic administration of fenfluramine; and, second, the application contained an incorrect version of a clinical dataset, which prevented the completion of the review process that is necessary to support the filing of the NDA. The FDA did not request or recommend in the RTF letter that we conduct any additional clinical efficacy or safety studies.
We held an Type A meeting with the FDA in May 2019 to review the two issues identified in the RTF letter. Based on the final meeting minutes received, the FDA has agreed with our plan to resubmit the NDA for Fintepla without the inclusion of the new chronic toxicity studies requested in the RTF letter. With regards to the second issue, we conducted and discussed with the FDA a root cause analysis identifying the issue with the incorrect clinical dataset submitted in the original NDA, and the FDA has requested that we include certain findings from our analysis in the resubmitted NDA. We intend to resubmit the NDA for Fintepla in the third quarter of 2019. However, we cannot provide any assurance that we be able to adequately address the issues raised to FDA’s satisfaction or that the FDA will accept the resubmitted Fintepla NDA for filing, or that the FDA will ultimately approve our NDA following a substantive review. The FDA may determine later to require us to conduct additional non-clinical or clinical studies or may otherwise impose other requirements to be completed before or after approval of the NDA. In addition, the RTF letter could cause potential delays by the EMA on an approvability decision, or otherwise negatively affect such decision. Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approval of Fintepla or our product candidates, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of Fintepla and would have a material and adverse impact on our business.

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
In February 2018, the FDA granted breakthrough therapy designation for Fintepla in the United States for the treatment of Dravet syndrome. The FDA has subsequently rescinded this breakthrough therapy designation because there are now two approved therapies for the disease and, therefore, the administrative criteria for designation are no longer met. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that any evaluation we may make of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification such as the case with Fintepla in the United States for the treatment of Dravet syndrome, or decide that the time period for FDA review or approval will not be shortened. While we do not expect the rescission of breakthrough therapy designation to limit the potential for receiving priority review status for our planned resubmitted NDA for Fintepla, the FDA may not grant priority review status which would result in a longer review period for the NDA.
We are dependent on numerous third parties in our manufacturing supply chain, all of which are currently single source suppliers, for the clinical supply of Fintepla, and if we experience problems with any of these suppliers, the development of Fintepla could be delayed.
We outsource all manufacturing and packaging of the clinical trial materials for Fintepla to third parties. For example, in February 2019, we entered into a master supply agreement with Aptuit (Oxford) Limited, an Evotec company (Aptuit), pursuant to which Aptuit will be our commercial manufacturer and supplier of the fenfluramine active pharmaceutical ingredient (API). In addition, in July 2019 we entered into supply agreement with Penn Pharmaceutical Services Limited, trading as PCI Pharma Services (PCI Pharma), pursuant to which PCI Pharma will be our commercial manufacturer and supplier for Fintepla. Fintepla, if approved, would require to complete process validation under FDA regulations, for which there can be no assurance of success. We may never be able to establish additional sources of supply for Fintepla.
Suppliers, including Aptuit and PCI Pharma, are subject to regulatory requirements covering, among other things, testing, quality control and record keeping relating to our product candidate, and are subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions, and increase our costs, while we seek to secure another supplier who meets all regulatory requirements, including obtaining regulatory approval to utilize the new supplier. Accordingly, the loss of any of our current suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, in addition to the existing Shinyaku Agreement, we may enter into collaborative arrangements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future collaborative arrangements and sales of our products, if approved. Furthermore, revenues may consist of the recognition of deferred revenue from upfront, nonrefundable payments that we received from Shinyaku or payments we may receive under future collaboration agreements and the timing of recognizing deferred revenue is subject to significant management judgments, including estimating total costs at completion. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. As a result, any period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of future performance.
The United Kingdom’s proposed withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.
We are a company with worldwide operations, including significant business operations in Europe, and our wholly owned subsidiary Zogenix Europe Limited is incorporated under the laws of England and Wales. Following a national referendum in which a majority of voters in the United Kingdom elected to withdraw from the European Union, the government of the United Kingdom formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and the European Union in the event of a withdrawal, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, tax and customs laws, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and transport laws could increase costs, disrupt supply chains, depress economic activity and restrict our access to capital.
If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations, affect our strategy in the European pharmaceutical market. and reduce the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4*	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.5(1)	Amended and Restated Bylaws of the Registrant

4.1(2)	Form of the Registrant’s Common Stock Certificate

4.5(3)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1(6)†	Zogenix, Inc. 2010 Equity Incentive Award Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
*Filed herewith.
(1)Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 27, 2010.
(2)Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 2010.
(3)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2011.
(4)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012.
(5)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015.
(6)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 22, 2019.
†Indicates management contract or compensatory plan.
**These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Zogenix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	August 6, 2019	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)