Form 10-Q
period 2019-09-30
ZOGENIX, INC.
filed 2019-11-07
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2019 was 44,254,761.

ZOGENIX, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$33,099	$68,454
Marketable securities	221,865	445,733
Prepaid expenses	9,108	6,718
Acquisition holdback amount placed in escrow	25,000	—
Other current assets	3,202	11,825
Total current assets	292,274	532,730
Property and equipment, net	9,782	2,870
Operating lease right-of-use assets	8,134	—
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other noncurrent assets	1,442	3,997
Total assets	$420,366	$648,331
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$7,553	$7,989
Accrued and other current liabilities	23,125	18,086
Acquisition holdback liability	24,444	—
Deferred revenue, current	5,688	—
Current portion of operating lease liabilities	1,431	—
Current portion of contingent consideration	35,200	32,300
Total current liabilities	97,441	58,375
Deferred revenue, noncurrent	8,113	—
Operating lease liabilities, net of current portion	11,095	—
Contingent consideration, net of current portion	35,700	45,900
Deferred income taxes	17,425	17,425
Other long-term liabilities	—	3,830
Total liabilities	169,774	125,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 and 50,000 shares authorized and 44,251 and 42,078 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	44	42
Additional paid-in capital	1,309,523	1,218,710
Accumulated deficit	(1,059,397)	(695,954)
Accumulated other comprehensive income	422	3
Total stockholders’ equity	250,592	522,801
Total liabilities and stockholders’ equity	$420,366	$648,331
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$630	$—	$1,699	$—
Operating expenses:
Research and development	28,372	27,608	79,820	77,329
Selling, general and administrative	15,762	11,016	42,139	27,663
Acquired in-process research and development and related costs	249,437	—	249,437	—
Change in fair value of contingent consideration	400	5,700	2,700	3,200
Total operating expenses	293,971	44,324	374,096	108,192
Loss from operations	(293,341)	(44,324)	(372,397)	(108,192)
Other income (expense):
Interest income	2,382	2,133	8,521	3,995
Other income (expense)	481	(73)	433	2,914
Total other income	2,863	2,060	8,954	6,909
Net loss from continuing operations	(290,478)	(42,264)	(363,443)	(101,283)
Loss from discontinued operations, net of tax	—	—	—	(198)
Net loss	$(290,478)	$(42,264)	$(363,443)	$(101,481)
Net loss per share, basic and diluted:
Continuing operations	$(6.75)	$(1.08)	$(8.54)	$(2.78)
Discontinued operations	—	—	—	—
Total	$(6.75)	$(1.08)	$(8.54)	$(2.78)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	43,029	39,242	42,577	36,485
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(290,478)	$(42,264)	$(363,443)	$(101,481)
Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized gains (losses) arising during period	18	(46)	741	(46)
Reclassification adjustments for realization of gain on sale of marketable securities included in net loss	(322)	—	(322)	—
Total other comprehensive (loss) income	(304)	(46)	419	(46)
Comprehensive loss	$(290,782)	$(42,310)	$(363,024)	$(101,527)
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801
Net loss	—	—	—	—	(35,202)	(35,202)
Other comprehensive income	—	—	—	370	—	370
Issuance of common stock under employee equity plans	380	—	5,293	—	—	5,293
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(12)	—	(606)	—	—	(606)
Stock-based compensation	—	—	4,223	—	—	4,223
Balance at March 31, 2019	42,446	$42	$1,227,620	$373	$(731,156)	$496,879
Net loss	—	—	—	—	(37,763)	(37,763)
Other comprehensive income	—	—	—	353	—	353
Issuance of common stock under employee equity plans	52	—	888	—	—	888
Stock-based compensation	—	—	5,358	—	—	5,358
Balance at June 30, 2019	42,498	$42	$1,233,866	$726	$(768,919)	$465,715
Net loss	—	—	—	—	(290,478)	(290,478)
Other comprehensive loss	—	—	—	(304)	—	(304)
Issuance of common stock as consideration for asset acquisition	1,595	2	68,122	—	—	68,124
Issuance of common stock under employee equity plans	163	—	2,238	—	—	2,238
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(5)	—	(138)	—	—	(138)
Stock-based compensation	—	—	5,435	—	—	5,435
Balance at September 30, 2019	44,251	$44	$1,309,523	$422	$(1,059,397)	$250,592

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	34,808	$35	$873,526	$—	$(572,040)	$301,521
Net loss	—	—	—	—	(30,180)	(30,180)
Issuance of common stock under employee equity plans	198	—	1,930	—	—	1,930
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(33)	—	(1,411)	—	—	(1,411)
Stock-based compensation	—	—	1,912	—	—	1,912
Balance at March 31, 2018	34,973	$35	$875,957	$—	$(602,220)	$273,772
Net loss	—	—	—	—	(29,037)	(29,037)
Issuance of common stock, net of offering costs	740	1	30,251	—	—	30,252
Issuance of common stock under employee equity plans	114	—	1,838	—	—	1,838
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	3,059	—	—	3,059
Balance at June 30, 2018	35,827	36	911,087	—	(631,257)	279,866
Net loss	—	—	—	—	(42,264)	(42,264)
Other comprehensive loss	—	—	—	(46)	—	(46)
Issuance of common stock, net of offering costs	6,000	6	292,880	—	—	292,886
Issuance of common stock under employee equity plans	98	—	1,357	—	—	1,357
Stock-based compensation	—	—	6,981	—	—	6,981
Balance at September 30, 2018	41,925	$42	$1,212,305	$(46)	$(673,521)	$538,780

See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(363,443)	$(101,481)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	15,016	11,952
Depreciation and amortization	910	76
Net accretion and amortization of investments in marketable securities	(4,495)	(521)
Realized gain on sale of available-for-sale marketable securities	(322)	—
Change in fair value of warrant liabilities	(241)	95
Acquired in-process research and development and related costs	249,437	—
Change in fair value of contingent purchase consideration	2,700	3,200
Changes in operating assets and liabilities:
Prepaid expenses, escrow holdback and other current assets	(18,056)	1,429
Other assets	(5,225)	551
Accounts payable, accrued and other liabilities	20,863	1,463
Operating lease liability	12,172	—
Deferred revenue	13,801	—
Net cash used in operating activities	(76,883)	(83,236)
Cash flows from investing activities:
Cash paid for asset acquisition, net of cash acquired	(175,732)	—
Purchases of marketable securities	(308,202)	(375,612)
Proceeds from maturities of marketable securities	364,345	—
Proceeds from sales of marketable securities	172,960	—
Purchases of property and equipment	(9,584)	(75)
Net cash provided by (used in) investing activities	43,787	(375,687)
Cash flows from financing activities:
Payment of contingent consideration	(10,000)	—
Proceeds from issuance of common stock under equity incentive plans	8,399	6,749
Taxes paid related to net share settlement of equity awards	(658)	(1,426)
Proceeds from issuance of common stock, net of issuance costs	—	323,135
Net cash (used in) provided by financing activities	(2,259)	328,458
Net decrease in cash and cash equivalents	(35,355)	(130,465)
Cash and cash equivalents, beginning of the period	68,454	293,503
Cash and cash equivalents, end of the period	$33,099	$163,038

Noncash investing activities:
Common stock issued as consideration for asset acquisition	$68,124	$—
Net liabilities assumed in connection with asset acquisition	$3,688	$—
Unpaid transaction costs related to asset acquisition	$2,449	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation
Zogenix, Inc. and subsidiaries (the Company, we, us or our) is a global pharmaceutical company committed to developing and commercializing transformative therapies to improve the lives of patients and their families living with rare diseases. We are currently focused on developing and commercializing therapies to address rare or orphan disorders. Our lead product candidate, Fintepla (ZX008, fenfluramine) is currently being developed for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut syndrome (LGS).
In September 2019, we acquired all of the outstanding equity interests in Modis Therapeutics, Inc. (Modis), a privately-held biopharmaceutical company. Modis’ lead product, MT1621, is an investigational deoxynucleoside substrate enhancement therapy in development for the treatment of thymidine kinase 2 deficiency (TK2d), an inherited mitochondrial DNA depletion disorder that predominantly affects children and is often fatal. See Note 3 for additional information.
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
Our accompanying condensed consolidated financial statements include the assets acquired and liabilities assumed in connection with the acquisition of Modis, in addition to the operating results and cash flows, beginning with the date of the acquisition.
Future Funding Requirements
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $1.1 billion as of September 30, 2019. We expect to continue to incur significant operating losses and negative cash flows from operations as we continue to advance our product candidates through development and commercialization. Additionally, pursuant to our acquisition of Brabant Pharma Limited (Brabant) in 2014 to obtain worldwide development and commercialization rights to Fintepla, we are required to make additional payments to the former shareholders of Brabant in the event we achieve certain regulatory and sales milestones with Fintepla (See Note 6). Pursuant to our asset acquisition of Modis in September 2019, we are required to make additional payments to the former shareholders of Modis in the event we achieve certain regulatory milestones (See Note 3). Historically, we have relied primarily on the proceeds from equity offerings to finance our operations. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, if such financing is not available at adequate levels when needed, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.

Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Significant Accounting Policies
Our other significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. As a result of material transactions entered into during the nine months ended September 30, 2019 and the adoption of the new lease accounting standard, we have updated our significant accounting policies disclosures herein. There were no other changes to our significant accounting policies from those disclosed in our 2018 Annual Report on Form 10-K.
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
Management may be required to exercise judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.
Acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Common stock issued as consideration in an asset acquisition is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. Consideration deposited into escrow accounts are evaluated to determine whether it should be included as part of the cost of an asset acquisition or accounted for as contingent consideration. Amounts held in escrow where we have legal title to such balances but where such accounts are not held in our name, are recorded on a gross basis as an asset with a corresponding liability in our condensed consolidated balance sheet.
The cost of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. Assets acquired as part of an asset acquisition that are considered to be in-process research and development (IPR&D) are immediately expensed unless there is an alternative future use in other research and development projects.
In addition to upfront consideration, our asset acquisitions may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. We assess whether such contingent consideration meets the definition of a derivative. Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be accounted for as derivatives are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date. Contingent consideration payments made prior to regulatory approval are expensed as incurred. Contingent consideration payments made subsequent to regulatory approval are capitalized as intangible assets and amortized, subject to impairment assessments.

Recently Adopted Accounting Pronouncements
Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18) makes targeted improvements for collaborative arrangements by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under the contract with customer guidance (Topic 606) when the collaborative arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaborative arrangement, or a part of the arrangement, is with a customer and (3) precluding a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. Entities must apply the guidance retrospectively as of the date of their initial application of Topic 606 and should recognize the cumulative effect of initially applying the amendments as an adjustment to opening retained earnings as of the later of (1) the earliest annual period presented and (2) the annual period that includes the date of the entity’s initial application of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. We elected to early adopt this standard effective January 1, 2019 and have applied its guidance to our arrangement entered into in March 2019 with Nippon Shinyaku Co., Ltd. (See Note 4). No retrospective adjustment to our condensed consolidated financial statements was required as a result of our application of these amendments.
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
Prior to January 1, 2019, we recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under our operating lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rent expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between rent expense recognized on a straight-line basis and cash rent payments. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02 and related amendments (collectively, Topic 842) on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our condensed consolidated balance sheet at September 30, 2019. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement, or as of January 1, 2019, for our existing leases. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.
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

Note 3 – Modis Asset Acquisition and Assumption of License Agreements
Asset Acquisition of Modis
On September 6, 2019, the date the transaction closed, we acquired all of the outstanding equity interests of Modis, a privately-held biopharmaceutical company, to expand our late-stage development pipeline. Modis was formed in May 2016 through a collaboration with academic experts in mitochondrial biology. Modis holds an exclusive worldwide license from Columbia University in New York City (Columbia) to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621. MT1621 is an investigational deoxynucleoside substrate enhancement therapy (SET) for the treatment of thymidine kinase 2 deficiency (TK2d), an inherited mitochondrial DNA depletion disorder that predominantly affects children and is often fatal. Aggregate upfront consideration transferred of approximately $246.5 million consisted of $175.5 million in cash payments made and 1,595,025 unregistered shares of our common stock issued to the outstanding shareholders of Modis as well as employee award holders under the legacy Modis 2017 Stock Plan (Modis Plan). The fair value of common stock issued as acquisition consideration was $68.1 million on the date the transaction closed. Also included in the aggregate upfront consideration transferred were $3.5 million of transaction costs incurred, reduced by a net working capital adjustment receivable of $0.6 million. Pursuant to the terms of the Modis purchase agreement, certain unvested awards held by employees under the Modis Plan converted into the right to receive a pro-rata share of the purchase consideration at the date of acquisition, with no future service requirement. A component of the total consideration transferred was attributed to the unvested awards with a fair value of $4.9 million and was accounted for as a separate transaction from the asset acquisition. This amount was immediately expensed and included in the “Acquired in-process research and development and related costs” line item in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.
Of the upfront cash consideration, $25.0 million was deposited into an escrow account to fund post-closing net working capital adjustments, and general representations and warranties for a one-year period. In addition, the former shareholders of Modis are eligible to receive milestone payments consisting of $100.0 million upon FDA approval and $50.0 million upon EMA approval of MT1621, as well as a 5% royalty on any future net sales of specified Modis products. The upfront cash consideration was funded by our cash and marketable securities on hand. The shares of our common stock provided as consideration were subsequently registered under our existing shelf registration statement on Form S-3 (No. 333-220759).
We determined substantially all of the fair value of Modis was concentrated in a single IPR&D asset group, which included license rights, clinical trial data, clinical trial development plans, research and development materials, formulations and intellectual property related to MT1621. Accordingly, the acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition and allocated the remaining upfront consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values resulting in $244.5 million being assigned to the IPR&D asset associated with MT1621 and $2.8 million for assumed net liabilities. In connection with the acquisition, 13 former Modis employees continued their employment with Zogenix on an at-will basis. The relative fair value attributed to this assembled workforce was deemed to be insignificant.
As of the acquisition date, Modis had completed a pivotal Phase 2 retrospective treatment clinical trial study (RETRO) of MT1621 substrate enhancement therapy in patients with TK2d and commenced a Phase 2 prospective, open-label extension clinical trial study of patients with TK2d. As the MT1621 program had not yet reached technological feasibility and had no alternative future use, the purchased IPR&D asset was expensed immediately subsequent to the acquisition within our condensed consolidated statements of operations. As we had no tax basis in the acquired IPR&D asset, and the acquired IPR&D asset was expensed prior to the measurement of any deferred taxes, no deferred taxes were recognized for the initial differences between the amounts recognized for financial reporting and tax purposes.
We have recorded the acquisition holdback amount placed in escrow of $25.0 million within current assets with a corresponding current liability, net of post-closing adjustment of $0.6 million on our condensed consolidated balance sheet at September 30, 2019.
The milestone payments due upon FDA or EMA approval and royalty payments on future net sales of MT1621 products were determined to be contingent consideration. We determined the contingent consideration was not subject to derivative accounting and will be recognized when the contingency is resolved, and the consideration is paid or becomes payable.
The nature of the remaining efforts for completion of the MT1621 program primarily consist of performing clinical trials and validating contract manufacturing abilities, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to, results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of

MT1621 will be successfully completed. If the development of MT1621 is not successful, in whole or in part, or completed in a timely manner, we may not realize the expected financial benefits from the development of MT1621.
License Agreement with Columbia University
As a result of our acquisition of Modis, we became party to the Exclusive License Agreement, by and between Modis and the Trustees of Columbia University in the City of New York, dated as of September 26, 2016, related to MT1621. We are required to use commercially reasonable efforts to develop and commercialize licensed products worldwide, including to meet certain development and commercialization milestones within specified periods of time. Upon the achievement of certain regulatory and commercial milestones, we are required to pay Columbia University up to $2.9 million and $25.0 million, respectively, as well as tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The royalty obligations and License Agreement will expire on a country-by-country and product-by-product basis upon the later of (i) 15 years after the first bona fide commercial sale of a licensed product, (ii) the expiration of the last to expire valid patent claim covering a licensed product in a country or (iii) expiration of any regulatory exclusivity covering such licensed product. The License Agreement may be terminated by either by Columbia or by us in the event of an uncured material breach by the other party, or by Columbia in the event we are subject to specified bankruptcy, insolvency or similar circumstances. We can terminate the License Agreement either in its entirety or on a product-by-product and country-by-country basis, upon specified prior written notice to Columbia, provided we are not exploiting licensed products in such countries.
Other License Agreement Assumed
We also became party to a license agreement between two other research institutions related to MT1621 where we may be required to pay up to $2.7 million for research, development and regulatory milestone events and up to $10.0 million for certain sales milestone events. We are also required to pay tiered royalties ranging from low to mid-single digits on net sales of licensed product.
Note 4 – Collaborative Arrangement
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
The initial collaboration consideration allocated on a relative standalone selling price basis to each associated development program was determined using the most likely method to consist solely of the fixed consideration payments of $20.0 million. Analogizing to the revenue from contracts with customers variable consideration guidance, all potential regulatory milestone payment consideration will be included in the collaboration consideration if and when it is probable that a significant reversal in the amount of cumulative collaboration consideration recognized will not occur when the uncertainty associated with the variable collaboration consideration is subsequently resolved. At contract inception and through September 30, 2019, this consideration was fully constrained as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside our control.
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
As of September 30, 2019, we had received $15.5 million out of the $20.0 million in fixed consideration. The remaining $4.5 million will be billed in accordance with the terms of the agreement and will be recorded when there is an unconditional right to receive this payment. For the three and nine months ended September 30, 2019, we recognized collaboration revenue of $0.6 million and $1.7 million, respectively. As of September 30, 2019, $13.8 million related to this agreement was recorded as deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through the end of 2023.
We concluded that the supply of Fintepla to Shinyaku will be within the scope of the revenue from contracts with customers guidance if regulatory approval in Japan occurs and when a purchase order is received from Shinyaku. Such activity is considered to be a vendor customer relationship as Shinyaku will be a party that has contracted with an us to obtain goods or services that are an output of our ordinary activities in exchange for consideration and selling approved commercial product to a customer is expected to be part of our ongoing activities. Each purchase order for a shipment of Fintepla will be identified as a separate performance obligation as we did not grant Shinyaku intellectual property rights. The agreed upon price for the supply of Fintepla (cost plus a fixed transfer price mark-up, fixed percentage of aggregate sales of Fintepla by Shinyaku per year, the net price mark-up and sales milestones) to Shinyaku does not represent a material right, and therefore is not a performance obligation, and such pricing on an aggregate basis represents the standalone selling price a distributor would typically pay for such a product in that region or market. There are also no minimum purchase commitments. The transaction price to be allocated to the performance obligation will include the fixed consideration associated with the cost-plus price of Fintepla and variable consideration associated with a fixed percentage of aggregate sales of Fintepla by Shinyaku per year, the net price mark-up and sales milestones subject to the constraint. As of September 30, 2019, Shinyaku has not provided us with any purchase orders and thus no revenue has been recognized for the supply of Fintepla.
Note 5 – Cash, Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and the estimated fair value of our cash, cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$23,568	$—	$—	$23,568
Cash equivalents:
Commercial paper	996	—	—	996
Money market funds	8,535	—	—	8,535
Total cash equivalents	9,531	—	—	9,531
Total cash and cash equivalents	33,099	—	—	33,099
Marketable securities:
Commercial paper	86,936	—	—	86,936
Corporate debt securities	81,835	425	(3)	82,257
Certificate of deposits	52,672	—	—	52,672
Total marketable securities	221,443	425	(3)	221,865
Total cash, cash equivalents and marketable securities	$254,542	$425	$(3)	$254,964

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$5,222	$—	$—	$5,222
Cash equivalents:
Money market funds	63,232	—	—	63,232
Total cash and cash equivalents	68,454	—	—	68,454
Marketable securities:
Commercial paper	152,940	—	—	152,940
Corporate debt securities	60,622	58	(75)	60,605
Certificate of deposits	128,647	—	—	128,647
U.S. Treasury securities	103,521	31	(11)	103,541
Total marketable securities	445,730	89	(86)	445,733
Total cash, cash equivalents and marketable securities	$514,184	$89	$(86)	$514,187

The following table summarizes the cost and fair value of marketable securities based on stated effective maturities as of September 30, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$168,397	$168,490
Due between one and two years	53,046	53,375
Total	$221,443	$221,865
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $0.3 million for the three and nine months ended September 30, 2019. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2018. We reflect these gains and losses as a component of other income (expense), net in the condensed consolidated statements of operations. As of September 30, 2019, available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were not material.
See Note 6 for further information regarding the fair value of our financial instruments.
Note 6 – Fair Value Measurements
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
Our financial instruments consist primarily of cash and cash equivalents, marketable securities, other current assets, accounts payable and accrued liabilities, contingent consideration liabilities and our outstanding common stock warrant liabilities. Certain cash equivalents, marketable securities, contingent consideration liabilities and common stock warrant liabilities are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are carried at cost which approximates their respective fair values because of the short-term nature of these financial instruments.
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$996	$—	$996
Money market funds	8,535	—	—	8,535
Marketable securities:
Commercial paper	—	86,936	—	86,936
Corporate debt securities	—	82,257	—	82,257
Certificate of deposits	—	52,672	—	52,672
Total assets(1)	$8,535	$222,861	$—	$231,396
Liabilities:
Common stock warrant liabilities(2)	$—	$—	$102	$102
Contingent consideration liabilities(3)	—	—	70,900	70,900

Total liabilities	$—	$—	$71,002	$71,002

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,232	$—	$—	$63,232
Marketable securities:
Commercial paper	—	152,940	—	152,940
Corporate debt securities	—	60,605	—	60,605
Certificate of deposits	—	128,647	—	128,647
U.S. Treasury securities	—	103,541	—	103,541
Total assets(1)	$63,232	$445,733	$—	$508,965
Liabilities:
Common stock warrant liabilities(2)	$—	$—	$343	$343
Contingent consideration liabilities(3)	—	—	78,200	78,200
Total liabilities	$—	$—	$78,543	$78,543

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
(2) Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. We estimated the fair value of the warrant liabilities using the Black-Scholes valuation model. As of September 30, 2019 and December 31, 2018, common stock warrant liabilities relate to warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of our common stock at an exercise price of $72.00 per share and expires in July 2021.
(3) In connection with a prior acquisition in 2014, we may be required to pay future contingent consideration upon the achievement of specified development, regulatory approval or sales-based milestone events. We estimated the fair value of the contingent consideration liabilities on the acquisition date using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted interest rates. Subsequent to the acquisition date, at each reporting period prior to settlement, we revalue these liabilities by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration liabilities. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration liabilities would primarily reflect the passage of time and risk-adjusted interest rates. Significant judgment is used in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. The acquisition provides for aggregate contingent consideration of up to $95.0 million, of which $10.0 million was paid in March 2019. As of September 30, 2019, the estimated fair value of our contingent consideration liabilities was $70.9 million, of which $35.2 million has been classified as current liabilities. The classification was based upon our reasonable expectation as to the timing of settlement of certain specified milestones.

The following tables provide a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018 (in thousands):
Contingent Consideration Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$70,500	$74,400	$78,200	$76,900
Change in fair value	400	5,700	2,700	3,200
Settlements	—	—	(10,000)	—
Balance at end of period	$70,900	$80,100	$70,900	$80,100
Common Stock Warrant Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$501	$543	$343	$512
Change in fair value	(399)	64	(241)	95
Balance at end of period	$102	$607	$102	$607
The changes in fair value of the liabilities shown in the tables above are recorded through change in fair value of contingent consideration liabilities within operating expense and the change in fair value of common stock warrant liabilities within other income (expense) in the condensed consolidated statements of operations.
There were no transfers between levels during the periods presented. See Note 5 for further information regarding the amortized cost of our financial instruments.
Note 7 – Accrued and Other Current Liabilities
The following table provides details of accrued and other current liabilities (in thousands):

	September 30, 2019	December 31, 2018
Accrued clinical trial expenses	$11,100	$10,621
Accrued compensation	6,219	5,277
Other accrued liabilities	5,704	1,845
Common stock warrant liabilities	102	343
Total accrued and other current liabilities	$23,125	$18,086

Note 8 – Leases
We have noncancellable operating leases consisting of administrative and research and development office space for our Emeryville, California headquarters and former headquarters in San Diego, California that expire in May 2027 and March 2020, respectively. Our Emeryville lease includes a renewal option for an additional five years, which was not included in our determination of the lease term under the legacy lease standard as renewal was not reasonably assured at the inception of the lease. As a result, the renewal option to extend the lease was not included in determining our ROU assets and lease liabilities. Our former headquarters has been subleased to an unrelated third party for the remainder of our original lease term. As part of our acquisition of Modis in September 2019, we assumed the lease for Modis’ headquarters in Oakland, California. The Oakland lease expires in July 2021 and has been included in our ROU assets and lease liabilities in our condensed consolidated balance sheets. As of September 30, 2019, we do not have any material finance leases or service contracts with lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, which were included in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease costs
Operating lease cost	$510	$1,505
Short-term lease cost(1)	142	690
Sublease income	(145)	(435)
Total	$507	$1,760
(1) Short-term lease cost included $0.2 million related to a short-term lease that expired in March 2019.
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $1.2 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.
Maturities of operating lease liabilities as of September 30, 2019 and lease commitments under noncancellable operating leases as of December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
2019 (remaining 3 months and 12 months, respectively)	$632	$1,777
2020	1,986	1,788
2021	1,957	1,839
2022	1,894	1,894
2023	1,951	1,951
Thereafter	7,111	7,296
Total lease payments	15,531	$16,545
Less imputed interest	(3,005)
Total operating lease liabilities	$12,526

September 30, 2019
Current portion of operating lease liabilities	$1,431
Operating lease liabilities, net of current portion	11,095
Total lease liabilities	$12,526
As of September 30, 2019, the weighted average remaining lease term was 7.3 years and the weighted average discount rate, weighted based on the remaining balance of lease payments, was 6.0%.
Note 9 – Common Stock and Stock-Based Compensation
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

In May 2019, our stockholders approved the amendment and restatement of our 2010 Plan (2010 Restated Plan), which provided an increase in the number of shares of common stock reserved for issuance pursuant to awards granted under our 2010 Plan from 7,500,000 to 11,500,000 and an extension of the term of the 2010 Plan through March 2029. In addition, the 2010 Restated Plan eliminated the evergreen provision that provided for an annual increase in the number of shares available for issuance under the 2010 Plan on January 1 of each year discussed above. Following its approval, all future issuance of equity awards will be granted under the 2010 Restated Plan (other than the shares available for purchase under our 2010 Employee Stock Purchase Plan). As of September 30, 2019, 5,218,040 shares were available for future issuance under the 2010 Restated Plan.
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2019 (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2018	3,744	$20.69
Granted	994	49.94
Exercised	(544)	14.82
Canceled	(81)	34.46
Outstanding at September 30, 2019	4,113	$28.26

Restricted Stock Units
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2019 (in thousands, except per share data):

	Shares	Weighted- Average Fair Value per Share at Grant Date
Outstanding at December 31, 2018	289	$25.56
Granted	169	52.56
Vested	(37)	43.10
Canceled	(42)	32.20
Outstanding at September 30, 2019	379	$35.13

Stock-Based Compensation Expense Allocation
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,012	$3,275	$5,521	$5,018
Selling, general and administrative	3,423	3,706	9,495	6,934
Compensation expense related to acquired IPR&D	4,927	—	4,927	—
Total	$10,362	$6,981	$19,943	$11,952

Note 10 – Net Loss Per Share
Basic net loss from continuing operations per share is calculated by dividing net loss from continuing operations by the weighted average number of shares outstanding for the period. Diluted net loss from continuing operations per share is calculated by dividing net loss from continuing operations by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. Our potentially dilutive shares of common stock include outstanding stock options, restricted stock units and warrants to purchase common stock.
A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss from continuing operations	$(290,478)	$(42,264)	$(363,443)	$(101,283)

Denominator:
Shares used in per share calculation	43,029	39,242	42,577	36,485

Net loss from continuing operations per share, basic and diluted	$(6.75)	$(1.08)	$(8.54)	$(2.78)
The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss from continuing operations per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares subject to outstanding stock options	4,172	3,957	4,040	3,752
Shares subject to outstanding restricted stock units	402	303	371	287
Shares subject to outstanding warrants to purchase common stock	28	28	28	35
Total	4,602	4,288	4,439	4,074

Note 11 – United Kingdom (U.K.) Research and Development Incentives
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
•the progress and timing of clinical trials of our product candidates Fintepla and MT1621;
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
Overview
We are a global pharmaceutical company committed to developing and commercializing transformative therapies to improve the lives of patients and their families living with rare diseases. We are currently focused on developing and commercializing therapies to address rare or orphan disorders.

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
Recent Developments
Asset Acquisition of Modis
On September 6, 2019, the date the transaction closed, we acquired all of the outstanding equity interests of Modis, a privately-held biopharmaceutical company, to expand our late-stage development pipeline. Modis was formed in May 2016 through a collaboration with academic experts in mitochondrial biology. Modis’ holds an exclusive worldwide license from Columbia to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621. MT1621 is an investigational deoxynucleoside SET for the treatment of TK2d, an inherited mitochondrial DNA depletion disorder that predominantly affects children and is often fatal. Aggregate upfront consideration transferred of approximately $246.5 million consisted of cash payments made of $175.5 million, common stock issued as acquisition consideration with a fair value of $68.1 million, transaction costs incurred of $3.5 million, reduced by a net working capital adjustment receivable of $0.6 million. In connection with the acquisition, 13 former Modis employees continued their employment with Zogenix on an at-will basis.
MT1621 is designed to restore mitochondrial function by targeting the underlying pathophysiology of TK2d. Deoxynucleoside SET has been shown to improve cell function and prolong life in preclinical models of TK2d. Data from a Phase 2 retrospective treatment clinical study, or the RETRO study as further described below, demonstrated increased survival probability and improved functional abilities for 38 patients treated with MT1621 compared with untreated natural history control patients, and suggest that MT1621 may meaningfully alter the course of the disease. The RETRO study began in November 2018 and was completed in May 2019. MT1621 has received Breakthrough Therapy designation and access to the PRIME scheme and is therefore eligible for an accelerated regulatory path in both the United States and Europe. In July, a Phase 2 prospective, open-label extension (OLE) trial to study patients with TK2d was commenced with a targeted enrollment of approximately 40 patients. The nature of the remaining efforts for completion of the MT1621 program primarily consist of performing clinical trials and validating contract manufacturing abilities, the cost, length and success of which are extremely difficult to determine.
As a result of our acquisition of Modis, we became party to the Exclusive License Agreement, by and between Modis and the Trustees of Columbia University in the City of New York, dated as of September 26, 2016 related to MT1621. We are required to use commercially reasonable efforts to develop and commercialize licensed products worldwide, including to meet certain development and commercialization milestones within specified periods of time. Upon the achievement of certain regulatory and commercial milestones, we are required to pay Columbia University up to $2.9 million and $25.0 million, respectively, as well as tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The royalty obligations and License Agreement will expire on a country-by-country and product-by-product basis upon the later of (i) 15 years after the first bona fide commercial sale of a licensed product, (ii) the expiration of the last to expire valid patent claim covering a licensed product in a country or (iii) expiration of any regulatory exclusivity covering such licensed product. The License Agreement may be terminated by either by Columbia or by us in the event of an uncured material breach by the other party, or by Columbia in the event we are subject to specified bankruptcy, insolvency or similar circumstances. We can terminate the License Agreement either in its entirety or on a product-by-product and country-by-country basis, upon specified prior written notice to Columbia, provided we are not exploiting licensed products in such countries.
Key Development Programs
Fintepla for Patients with Dravet Syndrome
Dravet syndrome is a rare form of pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are very limited. Fintepla has received orphan drug designation in the United States and the European Union (EU) for the treatment of Dravet syndrome. In addition, Fintepla for the treatment of Dravet syndrome received Fast Track designation from the FDA in January 2016. In September 2016, we initiated Part 1 of Study 1504, a two-part, double blind, randomized, two arm pivotal Phase 3 clinical trial of Fintepla in Dravet syndrome patients who are taking stiripentol with valproate and/or clobazam as part of their baseline standard care. Part 1 investigated the pharmacokinetic profile and safety of Fintepla when co-administered with the stiripentol regimen (stiripentol with valproate and/or clobazam). Based on the results of the pharmacokinetic and safety portion of the trial, in February 2017 we initiated the safety and efficacy portion of Study 1504 utilizing a dose of Fintepla 0.5mg/kg/day (20mg/day maximum). Study 1504, a two-arm study, compared Fintepla versus placebo across the titration and 12-week maintenance periods at multiple sites located the Netherlands, United States, Canada, Germany, the United Kingdom and Spain. In January 2018, we announced patient enrollment was complete at 87 patients, with 43 patients randomized into the Fintepla-arm and 44 patients randomized to the placebo arm.
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
In October 2019, we presented additional data from the OLE trial at the Childhood Neurology Society (CNS) Congress which showed long-term, clinically meaningful reduction in convulsive seizure frequency in young Dravet syndrome patients (under six years of age). A total of 42 of 158 (26.6%) subjects enrolled in the OLE trial were under six years of age. The median baseline monthly convulsive seizure frequency for this age group prior to treatment was 10.7 seizures per month (ranging from 4.0 to 147.3). The median decrease in monthly convulsive seizure frequency for the under six years of age group over the entire observation period compared to baseline was 75.5% (p<0.001). This compared to a median decrease of 60.1% (p<0.001) in the older, over-six years of age group and a median decrease of 63.6% (p<0.001) in the overall study population (aged 2-18 years). Fintepla was generally well-tolerated and no case of valvular heart disease or pulmonary arterial hypertension was observed in any patient at any time.
Also at the October 2019 CNS Congress, we presented post-hoc analysis from Study 1 and Study 1504 which demonstrated that Fintepla reduced frequency of generalized tonic-clonic seizures and focal-to-bilateral tonic-clonic seizures. A total of 206 enrolled patients were randomized to placebo (n=84), or to treatment with Fintepla 0.7 (n=40), 0.4 (n=43), or 0.2 (n=39) mg/kg/day. The median baseline monthly frequency of generalized tonic-clonic seizures ranged from 8.0 to 12.3 per month in the four dose groups, and decreased by 80%, 64%, and 48% in the Fintepla 0.7, 0.4, and 0.2 mg/kg/day groups, respectively, compared to 10% in the placebo group. Focal-to-bilateral tonic-clonic seizures were experienced by fewer patients and had a median baseline frequency of 2.0 to 4.7 per month. During treatment, median percent reductions in focal-to-bilateral tonic-clonic seizure frequency were 97%, 33% and 69% in the Fintepla 0.7, 0.4, and 0.2 mg/kg/day groups, respectively, and 39% in the placebo group. Fintepla was generally well-tolerated and no case of valvular heart disease or pulmonary arterial hypertension occurred in any patient. The most common treatment emergent adverse events occurring in ≥10% of patients in any treatment group were decreased appetite, lethargy, fatigue, somnolence, and diarrhea.

In October 2019, at CNS, we also presented data from a Phase 1, Single-Dose, Open-Label Pharmacokinetic Study to Investigate the Drug-Drug Interaction Potential of ZX008 (Fenfluramine HCl Oral Solution) and Cannabidiol. This poster described data from a Phase 1, single-dose, open-label study to assess the tolerability and pharmacokinetic profiles (potential drug-drug interaction) of fenfluramine with and without co-administration of CBD. The results of the study showed that the effects of CBD on fenfluramine are unlikely to require dose adjustments when the drugs are co-administered.
In February 2019, we completed our rolling submission of a New Drug Application (NDA) with the FDA and submitted a Marketing Authorization Application to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review.
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
We held a Type A meeting with the FDA in May 2019 to review the two issues identified in the RTF letter. Based on the final meeting minutes received, the FDA has agreed with our plan to resubmit the NDA for Fintepla without the inclusion of the new chronic toxicity studies requested in the RTF letter. With regards to the second issue, we conducted and discussed with the FDA a root cause analysis identifying the issue with the incorrect clinical dataset submitted in the original NDA, and the FDA has requested that we include certain findings from our analysis in the resubmitted NDA. In September 2019, we resubmitted the NDA for Fintepla for the treatment of seizures associated with Dravet syndrome to the FDA.
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

MT1621 for Patients with thymidine kinase 2 deficiency (TK2d)
TK2d is a rare, debilitating, and often fatal genetic disorder that primarily affects infants and children and for which there are currently no approved therapies. As of the September 6, 2019 acquisition date, Modis had completed a pivotal Phase 2 retrospective treatment study, or the RETRO study, of MT1621 in patients with TK2d and commenced a Phase 2 prospective, OLE study of patients with TK2d.
RETRO Study
RETRO is a global retrospective study of MT1621, a fixed combination treatment of two pyrimidine nucleosides (dC/dT), in 38 pediatric and adult patients with TK2 deficiency (median age of disease onset, 2.5 years) treated at eight clinical sites in three countries (United States, Spain and Israel). Subjects received MT1621 for a median of 77 weeks (range 92 days – 7 years). Each subject was scored across motor, respiratory, and feeding domains according to pre-defined response criteria and was compared to pre-treatment status to assess whether responses improved, remained stable, or worsened. Parallel to RETRO, we compiled a comprehensive, global TK2d Natural History dataset from published studies and individual case reports to document untreated patients’ disease course. From this natural history dataset, 68 patients reflecting the range of disease severity, age, and age of disease onset, were selected as a control group for treated patients in the RETRO study.
In October 2019, we announced positive top-line results from the pivotal Phase 2 RETRO study at the recent World Muscle Society congress in Copenhagen. 94.7% of treated patients had either improved (68%) or stabilized (26%) responses in major functional domains. A survival analysis using a time-dependent Cox regression model showed that the difference in probability of survival between treated patients and untreated natural history control patients was highly statistically significant (p<0.0006). Among clinical responders, a subset demonstrated profound responses, in some cases re-acquiring previously lost motor milestones such as ambulation, respiratory function and feeding. Safety data from RETRO indicated that MT1621 is generally safe and well-tolerated. Most reported adverse events were considered not related to study drug (199 of 292), with mild or moderate diarrhea being the most common treatment-related adverse event (AE), occurring in 63% of patients. Serious AEs (SAEs) were reported in 14 subjects (37%). The majority of SAEs were deemed related to TK2d; two patients experienced three events related to study drug alone (kidney stone, kidney stone removal, diarrhea). Two adult-onset patients stopped treatment due to asymptomatic increases in aminotransferase liver enzymes (no increase in bilirubin levels), which resolved upon discontinuation of treatment.
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
Clinical Supply Agreement with PCI Pharma
In July 2019, we entered into a Supply Agreement (PCI Pharma Agreement) with Penn Pharmaceutical Services Limited, trading as PCI Pharma Services (PCI Pharma), pursuant to which PCI Pharma will be the commercial manufacturer and supplier of Fintepla. The PCI Pharma Agreement was effective as of June 17, 2019 (Effective Date). Pursuant to the PCI Pharma Agreement, PCI Pharma will procure the raw materials (other than the active pharmaceutical ingredient) for, test, bottle and package an oral solution of Fintepla for a specified price per batch. We will provide fenfluramine, the active pharmaceutical ingredient used in Fintepla, to PCI Pharma free of charge for these purposes. Under the PCI Pharma Agreement, the product will be supplied pursuant to purchase orders which we may deliver to PCI Pharma from time to time. Pursuant to the PCI Pharma Agreement, at a specified time prior to the anticipated receipt of the first marketing authorization by a regulatory agency to market Fintepla, and then each month following such receipt, we are required to deliver a rolling forecast of our expected commercial orders, a portion of which will be considered a binding, firm order.
The term of the PCI Pharma Agreement is five years from the Effective Date, which term shall be automatically extended for successive two-year periods thereafter, unless terminated earlier. After the second anniversary of the Effective Date, either party may terminate the PCI Pharma Agreement at any time without cause following a specified notice period applicable to the respective party. In addition, either party may terminate the agreement (1) upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the PCI Pharma Agreement within a specified period following receipt of written notice of such breach, (2) immediately in the event of a material breach of the other party’s representations, warranties or other obligations under the PCI Pharma Agreement and in the event that such breach is not capable of remedy and (3) in the event that the other party files for bankruptcy, reorganization, liquidation, administration or receivership proceedings, or a substantial portion of the assets of such party is assigned for the benefit of such party’s creditors. We may also terminate the PCI Pharma Agreement immediately in the event PCI Pharma is unable to supply Fintepla at specified quantities and within certain times. PCI Pharma may also terminate the Agreement upon notice if it determines its performance of services would violate applicable law. PCI Pharma’s manufacturing services under the PCI Pharma Agreement will also terminate automatically if Fintepla is withdrawn as a result of regulatory review or we decide to cease development activities of Fintepla.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. As a result of material transactions entered into during the nine months ended September 30, 2019 and the adoption of the new lease accounting standard, we have updated our critical accounting policies and estimates herein. There were no other significant changes to our critical accounting policies during the nine months ended September 30, 2019, as compared to the critical accounting policies and estimates disclosed in our 2018 Annual Report on Form 10-K.
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
Management may be required to exercise judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.
Leases
Prior to January 1, 2019, we recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under our operating lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rent expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between rent expense recognized on a straight-line basis and cash rent payments. Subsequent to the adoption of Accounting Standards Update (ASU) 2016-02 and related amendments (collectively, Topic 842) on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our condensed consolidated balance sheet at September 30, 2019. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement, or as of January 1, 2019, for our existing leases. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.
We elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. We also elected a policy of not recording leases on our condensed balance sheets when a lease has a term of one year or less.
Acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Common stock issued as consideration in an asset acquisition is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. Consideration deposited into escrow accounts are evaluated to determine whether it should be included as part of the cost of an asset acquisition or accounted for as contingent consideration. Amounts held in escrow where we have legal title to such balances but where such accounts are not held in our name, are recorded on a gross basis as an asset with a corresponding liability in our condensed consolidated balance sheet.
The cost of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. Assets acquired as part of an asset acquisition that are considered to be in-process research and development (IPR&D) are immediately expensed unless there is an alternative future use in other research and development projects.
In addition to upfront consideration, our asset acquisitions may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. We assess whether such contingent consideration meets the definition of a derivative. Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be accounted for as derivatives are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date. Contingent consideration payments made prior to regulatory approval are expensed as incurred. Contingent consideration payments made subsequent to regulatory approval are capitalized as intangible assets and amortized, subject to impairment assessments.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2 “Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2019 and 2018
Collaboration Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Collaboration revenue	$630	$—	$630	$1,699	$—	$1,699
We currently do not have an approved product for sale. Collaboration revenue increased from prior periods as a result of our Shinyaku Agreement entered into in March 2019 and related performance of such collaboration activities under the agreement. We may also be entitled to receive additional milestone payments pursuant to the Shinyaku Agreement upon the occurrence of specific events. As the recognition of this collaboration revenue is based on costs incurred to date relative to total estimated costs at completion when measuring progress and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Research and development	$28,372	$27,608	$764	$79,820	$77,329	$2,491
Research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: payments made to third-party clinical research organizations (CROs) and investigational sites, which conduct our clinical trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-

clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Fintepla for Dravet syndrome	$10,153	$13,496	$(3,343)	$30,819	$42,598	$(11,779)
Fintepla for LGS	6,843	3,068	3,775	19,514	9,949	9,565
Other(1)	11,376	11,044	332	29,487	24,782	4,705
Total	$28,372	$27,608	$764	$79,820	$77,329	$2,491
(1) Other research and development expenses include employee and infrastructure resources that are not tracked on a program-by-program basis, as well as pre-clinical development costs incurred for other product candidates.
In October 2014, we acquired worldwide development and commercialization rights to Fintepla through a business acquisition and have since incurred significant expenditures related to conducting clinical trials of Fintepla. Research and development expenses related to Fintepla for Dravet syndrome decreased by $3.3 million and $11.8 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to wind-down of clinical activities related to our Phase 3 trials Study 1501 and Study 1504. Research and development spend related to Fintepla for LGS increased by $3.8 million and $9.6 million in the same year-over-year periods, respectively, reflecting the progression and expansion of our clinical trial activities within Study 1601, which was initiated in November 2017. Other research and development expenses increased by $4.7 million for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to personnel-related costs from headcount additions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Selling	$6,498	$4,200	$2,298	$17,930	$8,911	$9,019
General and administrative	9,264	6,816	2,448	24,209	18,752	5,457
Total selling, general and administrative	$15,762	$11,016	$4,746	$42,139	$27,663	$14,476
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
Selling expense increased by $2.3 million and $9.0 million for the three and nine months ended September 30, 2019. respectively, compared to the same periods in 2018 and was primarily attributable to increased personnel-related costs as a result of headcount additions as well as increased marketing programs and projects in preparation for the potential approval and commercialization of Fintepla for Dravet syndrome.
General and administrative expense increased by $2.4 million and $5.5 million for the three and nine months ended September 30, 2019 compared to the same period in 2018 and was primarily attributable to increased personnel-related costs, including stock-based compensation and professional services.
Acquired In-Process Research and Development and Related Costs
Acquired IPR&D consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use.

Our asset acquisition of Modis in September 2019 included one IPR&D project, MT1621. We allocated $244.5 million of the cost of the acquisition to MT1621. As MT1621 has not reached technological feasibility and had no alternative future use, the amount allocated to MT1621 was charged to expense at the acquisition date. In addition, the terms of the purchase agreement provided for the conversion of certain outstanding, unvested stock-based compensation awards held by employees of Modis into rights to receive a pro-rata share of the purchase consideration at the date of acquisition, with no future service requirement. As a result, we incurred compensation expense related to the acquired IPR&D of $4.9 million.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Change in fair value of contingent consideration	$400	$5,700	$2,700	$3,200
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
For the three months ended September 30, 2019, the estimated fair value of our contingent consideration liabilities increased by $0.4 million primarily due to the passage of time. For the nine months ended September 30, 2019, the estimated fair value of our contingent consideration liabilities increased by $2.7 million primarily due to the inclusion of sales in Japan in our forecast associated with the execution of the Shinyaku Agreement, which accelerated the estimated timing of when certain sales milestones will be reached, and a market driven decrease in the discount rate.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Other income (expense):
Interest income	$2,382	$2,133	$8,521	$3,995
Other income, net	481	(73)	433	2,914
Total other income	$2,863	$2,060	$8,954	$6,909
The increase in interest income for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was attributable to interest earned from higher average cash and investment balances as we invested our proceeds from our 2018 capital raises in marketable securities.
The decrease in other income, net for nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to $3.0 million of other income recognized in the prior year periods related to our U.K.’s small and medium-sized enterprise and research and development tax credit regime for qualifying expenditures incurred in the 2015 tax year.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. We had an accumulated deficit of $1.1 billion at September 30, 2019. We expect to continue to incur significant operating losses and negative cash flows from operations to advance our product candidates through development and commercialization. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain substantive development, regulatory and sales-based milestone events related to Fintepla and MT1621. As of September 30, 2019, we derive collaboration revenue from our Shinyaku Agreement related to development and commercialization activities for Fintepla in Japan. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize our product candidates. To date, we have relied primarily on the proceeds from equity offerings to finance our operations.

As of September 30, 2019, our cash, cash equivalents and marketable securities totaled $255.0 million. Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of progress and cost of our clinical trials and other product development programs for Fintepla, MT1621 and our other product candidates and any other product candidates that we may develop, in-license or acquire;
•the timing of regulatory approval for any of our other product candidates and the commercial success of any approved products;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Fintepla, MT1621 and any of our other product candidates;
•the timing and amounts of the milestone or other payments we must make related to Fintepla and MT1621;
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
The following table presents selected information from our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents, beginning of the period	$68,454	$293,503
Net cash used in operating activities	(76,883)	(83,236)
Net cash provided by (used in) investing activities	43,787	(375,687)
Net cash (used in) provided by financing activities	(2,259)	328,458
Net decrease in cash and cash equivalents	(35,355)	(130,465)
Cash and cash equivalents, end of the period	$33,099	$163,038
Operating Activities
For the nine months ended September 30, 2019, net cash used in operating activities of $76.9 million was primarily attributable to research and development spend related to clinical trials and manufacturing process development for Fintepla and general and administrative costs to support our research and development activities, offset by upfront payments received of $15.5 million in connection with the Shinyaku Agreement entered into in March 2019 and the receipt of $3.1 million in tenant improvement allowance related to our new headquarters.
For the nine months ended September 30, 2018, net cash used in operating activities of $83.2 million was primarily attributable to a net loss of $101.5 million, plus the net effect of non-cash items of $14.8 million and a net cash inflow from changes in operating assets and liabilities of $3.4 million.

Investing Activities
For the nine months ended September 30, 2019, net cash provided by investing activities of $43.8 million was attributable to net sales/maturities of our available-for-sale marketable securities of $229.1 million, of which approximately $175.7 million was used to fund the cash portion of the upfront payment for the asset acquisition of Modis. In addition, we incurred capital expenditures of $9.6 million primarily related to the build-out of our new headquarters, which we began to occupy in early March 2019.
For the nine months ended September 30, 2018, net cash used in investing activities was attributable to purchases of marketable securities.
Financing Activities
For the nine months ended September 30, 2019, net cash used in financing activities of $2.3 million consisted of a $10.0 million payment of contingent consideration related to a prior acquisition and cash used to remit withholding taxes of $0.6 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding tax. These cash outflows were offset by $8.4 million of proceeds from common stock issuances pursuant to our equity incentive plans.
For the nine months ended September 30, 2018, net cash provided by financing activities of $328.5 million consisted of net proceeds from sales of common stock of $323.1 million in connection with equity offerings and $6.7 million in proceeds received from the issuance of common stock under equity incentive plans. These cash inflows were offset by cash used to remit withholding taxes of $1.4 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding tax.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
Our success depends substantially on our product candidates in development, Fintepla and MT1621. We cannot be certain that Fintepla, MT1621 or any future product candidates will receive regulatory approval or be successfully commercialized.
We have only two product candidates in clinical development, Fintepla and MT1621, and our business depends substantially on the successful development and commercialization of these product candidates. We currently have no drug products approved for sale, and we may not be able to develop marketable drug products in the future. Fintepla, MT1621 and any future product candidates will require additional clinical and pre-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
We are not permitted to market our product candidates in the United States until we receive approval of a NDA from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals. In February 2019, we completed our rolling submission of a NDA with the FDA and submitted an MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. However, on April 5, 2019, we received RTF letter from the FDA regarding our NDA for Fintepla for the treatment of seizures associated with Dravet syndrome. The RTF letter provided the FDA’s determination that the NDA, as submitted on February 5, 2019, was not sufficiently complete to permit a substantive review of the NDA. In the RTF letter, the FDA cited two reasons for the RTF decision: first, certain non-clinical studies were not submitted to allow assessment of the chronic administration of fenfluramine; and, second, the application contained an incorrect version of a clinical dataset, which prevented the completion of the review process that is necessary to support the filing of the NDA. The FDA did not request or recommend in the RTF letter that we conduct any additional clinical efficacy or safety studies.
We held a Type A meeting with the FDA in May 2019 to review the two issues identified in the RTF letter. Based on the final meeting minutes received, the FDA has concurred with our plan to resubmit the NDA for Fintepla without the inclusion of the new chronic toxicity studies requested in the RTF letter. With regards to the second issue, we conducted and discussed with the FDA a root cause analysis identifying the issue with the incorrect clinical dataset submitted in the original NDA, and the FDA has requested that we include certain findings from our analysis in the resubmitted NDA. In September 2019, we resubmitted the NDA for Fintepla for the treatment of seizures associated with Dravet syndrome to the FDA. However, we cannot provide any assurance that we be able to adequately address the issues raised to FDA’s satisfaction or that the FDA will accept the resubmitted Fintepla NDA for filing, or that the FDA will ultimately approve our NDA following a substantive review. The FDA may determine later to require us to conduct additional non-clinical or clinical studies or may otherwise impose other requirements to be completed before or after approval of the NDA. In addition, the RTF letter could cause potential delays by the EMA on an approvability decision, or otherwise negatively affect such decision.
MT1621 has been evaluated in a Phase 2 retrospective treatment clinical study called RETRO, which demonstrated increased survival probability and improved functional abilities for patients treated with MT1621 compared with untreated natural history control patients. However, the FDA or EMA may disagree with the design of the RETRO and the reliance on a natural history dataset as the comparator, and we may be required to conduct additional trials prior to seeking regulatory approval.
Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approval of Fintepla, MT1621 or any future product candidate, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of Fintepla and MT1621 and would have a material and adverse impact on our business.
Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.
Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for Fintepla, MT1621 or any future product candidates, which could prevent or significantly delay their regulatory approval.
Fintepla, MT1621 and any future product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for the commercial sale of Fintepla, MT1621 or any future product candidates, we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate in question is safe and effective, and similar regulatory approvals would be necessary to commercialize our product candidates in other countries. Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.
A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If Fintepla or MT1621 is not shown to be safe and effective in clinical trials, the programs could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
The results from the prior clinical trials of Fintepla or MT1621 may not necessarily be predictive of the results of future clinical trials or preclinical studies. The results of prior clinical trials of Fintepla or MT1621 may not be replicated in any future clinical trials of these product candidates. Clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in prior clinical trials nonetheless have failed to obtain FDA approval. If we fail to produce positive results in our clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates and our business and financial prospects, would be adversely affected.
Further, Fintepla may not be approved even though recent, positive top-line results showed that Fintepla met its primary and all key secondary endpoints in our ongoing Phase 3 clinical trials. Similarly, MT1621 may not be approved even though the RETRO data demonstrated improved survival probability of patients treated with MT1621 compared with a natural history patient control group. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials, including with the design of the Phase 2 retrospective study comparing the outcomes from the MT1621 active treatment group against outcomes from a natural history dataset. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials.
Top-line data may not accurately reflect the complete results of a particular study or trial.
We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data such as the reported RETRO data which is based on preliminary analysis of key efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Delays in the commencement or completion of clinical testing for Fintepla or MT1621 or pre-clinical or clinical testing for any future product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approval for, or generate revenues from, such product candidates.
Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for Fintepla or MT1621 or pre-clinical or clinical testing for any future product candidates could significantly affect our product development costs and business plan.
Our Phase 3 program for Fintepla includes three randomized, double-blind placebo-controlled clinical trials of Fintepla as adjunctive therapy for patients with uncontrolled seizures who have Dravet syndrome and one randomized, double-blind placebo-controlled clinical trial of Fintepla for patients with LGS. In September 2017, we announced positive top line data from two identical clinical trials, Study 1501 in the United States and Canada and Study 1502 in Europe and Australia, which we collectively refer to as Study 1. Study 1 evaluated two dose levels of Fintepla (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg) and met its primary efficacy endpoint of reducing convulsive seizures experienced by patients after treatment of Fintepla compared to treatment with a placebo. In December 2017, we reported additional data from Study 1. Study 1504 is evaluating a single dose a Fintepla (0.5 mg/kg/day, up to a maximum daily dose of 20 mg, which has been shown to be equivalent to 0.8mg/kg/day in patients not taking stiripentol), in patients taking stiripentol, valproate and/or clobazam. Study 1504 is a multi-national study commenced in the third quarter 2016 and is being conducted in western Europe and North America. We reported top-line results from the trial in July 2018. Notwithstanding the aforementioned plans, we may not be able to identify and enroll sufficient number of study participants and interpret results on these time frames, and consequently the completion of our ongoing Phase 3 clinical trials may be delayed.
In July 2019, we announced that we had completed enrollment in our Phase 3 clinical trial of Fintepla as an adjunctive treatment of seizures associated with LGS, Study 1601. Study 1601 is divided in two parts. Part 1 is a double-blind, placebo-controlled investigation to assess the safety, tolerability and efficacy of Fintepla, low-dose fenfluramine, when added to a patient’s current anti-epileptic therapy. The trial will include two dose levels of Fintepla (0.2 mg/kg/day and 0.8 mg/kg/day, up to a maximum daily dose of 30 mg), as well as placebo. After establishing baseline seizure frequency for 4 weeks, randomized patients will be titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. We are targeting a total of 225 patients (75 per treatment arm) in the trial. The primary endpoint of the clinical trial is change in the number of seizures that result in drops between baseline and the combined titration and maintenance periods at the 0.8 mg/kg/day dose. Part 2 of Study 1601 will be a 12-month open-label extension to evaluate the long-term safety, tolerability and effectiveness of Fintepla.
The completion of clinical trials can be delayed for a number of reasons, including delays related to:
•obtaining regulatory authorization to commence a clinical trial;
•reaching agreement on acceptable terms with CROs, clinical investigators and trial sites;
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
Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to the FDA and IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for Fintepla, MT1621 and any future product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
Breakthrough therapy designation and access to the PRIME scheme for MT1621 may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that MT1621 or any of our product candidates will receive marketing approval.
In February 2019, the FDA granted breakthrough therapy designation for MT1621 in the United States for the treatment of TK2d. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that any evaluation we may make of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even though MT1621 qualifies as a breakthrough therapy, the FDA may later decide that MT1621, or any other product that qualifies as a breakthrough therapy, no longer meet the conditions for qualification, or decide that the time period for FDA review or approval will not be shortened. For example, the FDA rescinded breakthrough therapy designation for Fintepla for Dravet syndrome because there are now two approved therapies for Dravet syndrome and, therefore, the administrative criteria for designation are no longer met.

The EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data. In November 2018, MT1621 for the treatment of patients with TK2d was admitted to the PRIME scheme of the EMA. Even though we have access to PRIME for MT1621, this may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining access to PRIME does not assure or increase the likelihood of EMA’s grant of a marketing authorization (MA).
We face intense competition, and if our competitors market and/or develop treatments for any of our product candidates’ indications that are marketed more effectively, approved more quickly than our product candidates or demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.
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
If approved for the chronic treatment of Dravet syndrome, Fintepla may compete against other products and product candidates. In June 2018, the FDA approved the first treatment of seizures associated with Dravet syndrome, as well as LGS, GW Pharmaceuticals’ Epidiolex® (cannabidiol). Epidiolex is a liquid drug formulation of plant-derived purified cannabidiol (CBD), which is a chemical component of the Cannabis sativa plant, more commonly known as marijuana. In August 2018, the FDA approved a second treatment, Biocodex's Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Stiripentol is approved in Europe, Canada, Australia and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. GW Pharmaceuticals plc has filed a MAA in Europe for CBD in Dravet syndrome and LGS. Insys Therapeutics (Insys) is developing a synthetic CBD for the treatment of pediatric epilepsies, including Dravet syndrome. Insys previously advanced its synthetic CBD program, which has received orphan drug designation and Fast Track status by the FDA for use of CBD as a potential treatment for Dravet syndrome, into a Phase 1/2 clinical trial. Insys initiated Phase 2 development of its CBD product candidate for childhood absence epilepsy in December of 2017 and initiated a Phase 3 trial in infantile spasms, a pediatric epilepsy syndrome, in the first quarter of 2018. Ovid Therapeutics, Inc. is currently evaluating its product candidate OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase, for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials.
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
If Fintepla or MT1621 receive regulatory approval but do not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of Fintepla or MT1621, if approved by the FDA or other regulatory authorities, will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Adequate coverage and reimbursement of our approved product by third-party payors will also be critical for commercial success. The degree of market acceptance of any product candidates for which we may receive regulatory approval will depend on a number of factors, including:
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
•limitations or warnings contained in a product’s FDA-approved or EMA-approved labeling;
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
Excluding gains from two discrete business divestitures, we have incurred significant net losses from our operations since the inception and have an accumulated deficit of $1.1 billion as of September 30, 2019. During the nine months ended September 30, 2019, net cash used in operating activities was $76.9 million. We expect to continue to incur operating losses and negative cash flow from operating activities for at least the next year primarily as a result of costs incurred related to the development and commercialization of Fintepla and MT1621. Additionally, in the event that Fintepla or MT1621 is approved in the United States or the EU, we will owe milestone payments related to our 2014 acquisition of development and commercialization rights to Fintepla and our 2019 acquisition of development and commercialization rights to MT1621, respectively. Our ability to generate revenues from Fintepla or MT1621 will depend on a number of factors including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, if at all. If we do not generate significant sales from Fintepla or MT1621 or any future product candidate that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have agreements with third-party CROs to conduct our ongoing Phase 3 program for Fintepla and our clinical development program of MT1621. We rely heavily on these parties for the execution of our clinical trials and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with good clinical practice (GCP) requirements for clinical studies of our product candidates, and good laboratory practice (GLP) requirements for certain pre-clinical studies. The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional pre-clinical studies or clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice (cGMP), regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. For example, in September 2019, we completed the acquisition of Modis, which owned worldwide development and commercialization rights to MT1621. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
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
We are dependent on numerous third parties in our manufacturing supply chain, all of which are currently single source suppliers, for the clinical supply of Fintepla and MT1621, and if we experience problems with any of these suppliers, the development of Fintepla or MT1621 could be delayed.
We outsource all manufacturing and packaging of the clinical trial materials for Fintepla and MT1621 to third parties. For example, in February 2019, we entered into a master supply agreement with Aptuit (Oxford) Limited, an Evotec company (Aptuit), pursuant to which Aptuit will be our commercial manufacturer and supplier of the fenfluramine active pharmaceutical ingredient (API). In addition, in July 2019 we entered into supply agreement with PCI Pharma pursuant to which PCI Pharma will be our commercial manufacturer and supplier for Fintepla. Fintepla, if approved, would require us to complete process validation under FDA regulations, for which there can be no assurance of success. We may never be able to establish additional sources of supply for Fintepla.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of September 30, 2019, we employed 136 full-time employees. Of the full-time employees, 72 were engaged in product development, quality assurance and clinical and regulatory activities, 43 were engaged in general and administrative activities (including business and corporate development) and 21 were engaged in sales and marketing activities. If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, especially in the San Francisco Bay Area where we operate. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, our ability to implement our business strategy and our ability to maintain effective internal controls for financial reporting and disclosure controls and procedures as required by the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). The loss of the services of any members of our senior management team, especially our Chief Executive Officer and President, Stephen J. Farr, Ph.D., could delay or prevent the development and commercialization of Fintepla and our product candidates. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
We intend to market Fintepla and MT1621 outside of the United States, if approved. For example, Fintepla has received orphan drug designation in the EU and MT1621 has access to the PRIME scheme in the European Union. In addition, we completed a Phase 3 clinical trial, which included sites in Europe and Australia, in 2017, and submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome in February 2019. The EMA has accepted the MAA and initiated its review. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” and those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K regarding FDA approval in the United States, as well as other risks.
For example, in the European Economic Area (EEA), which comprised of 28 EU member states plus Iceland, Liechtenstein, and Norway, medicinal products can only be commercialized after obtaining a MA. There are two types of MAs:

•The Community MA, which is issued by the European Commission through the Centralized · Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.
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
Inability to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed in these “Risk Factors” and those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved at all or for all requested indications, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing studies. In addition, we, or any potential partner, may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we are unable to comply with applicable foreign regulatory requirements.
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
We launched our first approved product, Sumavel DosePro, in January 2010 and subsequently sold the business in April 2014. We launched our approved product, Zohydro ER, in March 2014 and subsequently sold the business in April 2015. In September 2017, our remaining revenue-generating agreement to manufacture and supply Sumavel DosePro to Endo International plc (Endo) was terminated. We have financed our operations primarily through the proceeds from the issuance of equity securities, the sale of the Sumavel DosePro and Zohydro ER businesses, and debt, and have incurred negative cash flow from operations in each year since our inception. For the years ended December 31, 2017 and 2018, we incurred net losses of $126.8 million and $123.9 million, $126.8 million, respectively, and net losses of $363.4 million during the nine months ended

September 30, 2019. Net cash used in operating activities was $75.9 million in 2017, $111.7 million in 2018, and $76.9 million during the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $1.1 billion and $696.0 million, respectively. The losses and negative cash flows from operations have had a material adverse effect on our stockholders’ equity and working capital.
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
Risks Related to Government Regulation
Fintepla, MT1621 and any of our future product candidates are subject to extensive regulation, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.
We currently are developing Fintepla for the treatment of seizures associated with Dravet syndrome and LGS and MT1621 for the treatment of TK2 deficiency. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market Fintepla or any of our product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.
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
We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for Fintepla or MT1621.
We have obtained orphan drug designation for Fintepla in the United States and Europe for both the treatment of Dravet syndrome and LGS. We have also received orphan drug designation for MT1621 for the treatment of TK2 deficiency. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States or, if it affects more than 200,000 people, there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales in the United States. In the EU, a drug may receive orphan designation if the prevalence of the condition in the EU is of no more than five in 10,000 or it if is unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development. Orphan drug designation in the United States confers certain benefits, including tax incentives and waiver of the applicable application fee upon submission of the product for approval in the rare disease or condition. In the EU, sponsors who obtain orphan designation benefit from a number of incentives, including protocol assistance and fee reductions.
If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is eligible for a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug to treat the same rare disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. Also, we are only able to attain orphan drug status in Europe if we are able to demonstrate to EMA that Fintepla or MT1621 has incremental benefit over any other approved product for that orphan disorder. In July 2018, we reported positive top-line results from Study 1504 and in February 2019, we submitted a MAA to the EMA for Fintepla for the treatment of seizures associated with Dravet syndrome. The EMA has accepted the MAA and initiated its review. Currently in Europe, only stiripentol has orphan drug status, which has been approved for treatment of seizures in Dravet syndrome, but others could be approved.
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

Fintepla or MT1621 may cause undesirable side effects or have other unexpected properties that could delay or prevent approval or result in post-approval regulatory action.
If we or others identify undesirable side effects, or other previously unknown problems, caused by Fintepla, MT1621 or any of our future product candidates with the same or related active ingredients, during development or after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:
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
We in-licensed certain data from a continuing, long-term, open-label study in 15 Dravet syndrome patients, as well as certain intellectual property related to fenfluramine for the treatment of Dravet syndrome from the Universities of Antwerp and Leuven in Belgium (the Universities).

Prior to receiving rights to four U.S. patents in 2017, we did not own or control any issued patents covering Fintepla or its use. There is no guarantee that any of our pending applications will issue as patents. The patents covering the API in Fintepla have expired and therefore it is not subject to patent protection. With respect to our MT1621 product candidate, we have certain patent rights that we obtained through our acquisition of Modis. In September 2016, Modis entered into a license agreement (the Columbia Agreement), with Columbia, under which Modis was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621 and certain backup compounds for any application or purpose. These licensed patent rights include patents owned by Columbia and patents jointly owned by Columbia and Vall d’Hebron Research Institute (VHIR). VHIR delegated to Columbia the rights to enter into the Columbia Agreement on VHIR’s behalf. The patent family owned by Columbia is directed to the use of MT1621 to treat TK2d and includes a granted U.S. patent and a pending U.S. patent application. The patent family jointly owned by Columbia and VHIR is directed to the use of MT1621 to treat TK2d and includes an issued European patent and pending applications in the

United States, Europe, Australia, Canada, China, Japan, Korea, Mexico and Russia. There are no patents covering the API in MT1621.
The initial applications covering MT1621 or the methods of treatment using Fintepla were licensed by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the Fintepla and MT1621 matters might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling these matters may not have been completely familiar with U.S. patent law or the patent law in various countries, possibly resulting in inadequate disclosure, improperly claiming inventions and/or filing of applications at times which do not meet appropriate priority requirements. The named inventors on the pending applications and others involved in the protection of the intellectual property related to Fintepla and MT1621 did not and may still not have sufficient knowledge relating to preferred procedures and the legal requirements related to the protection of intellectual property. They published papers which adversely affected our rights. Although they have been advised with respect to procedures going forward, we cannot directly control their actions. All of these factors and others could result in the inability to obtain the issuance of additional applications in the United States or elsewhere in the world. Even if additional patents issue, such issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.
The patent positions of pharmaceutical, biopharmaceutical and medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been recent changes regarding how patent laws are interpreted, and both the U.S. Patent and Trademark Office (USPTO), and Congress have recently made significant changes to the patent system. There have been three U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.
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
•the APIs in MT1621 are well-known and available commercially from many sources, and no patent protection claiming the APIs as a composition of matter will be available;
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
•it is possible that there are dominating patents to Fintepla and MT1621 of which we are not aware;

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
Our existing license with the Universities and Columbia impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the affected products. If we lose such license rights, our business, results of operations, financial condition and prospects may be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidate and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to Fintepla and MT1621. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technology or methods.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the nine months ended September 30, 2019, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $36.17 to a high sale price of $55.01. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section, those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K, and the following:
•FDA or international regulatory actions and whether and when we receive regulatory approval for Fintepla or MT1621;
•the development status of Fintepla or MT1621, including the results from our clinical trials;
•variations in the level of expenses related to Fintepla or MT1621 clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
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
In addition, the stock markets, and in particular the Nasdaq Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors” and those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K, could have a dramatic and material adverse impact on the market price of our common stock.
Our quarterly operating results may fluctuate significantly.
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the success and costs of our Fintepla and MT1621 development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of development and/or regulatory expenses related to Fintepla and MT1621 development programs;
•results of clinical trials for Fintepla or MT1621;
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

2.1(1)
Agreement and Plan of Merger, dated August 23, 2019, by and among the Registrant, Xena Merger Sub, Inc., Modis Therapeutics, Inc. and Shareholder Representative Services, LLC, as the shareholders’ representative

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(6)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(7)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.5(1)	Amended and Restated Bylaws of the Registrant

4.1(2)	Form of the Registrant’s Common Stock Certificate

4.5(3)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1*	Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc. (as successor-in-interest to Meves Pharmaceuticals, LLC), dated September 26, 2016

10.2*	Supply Agreement, by and between the Registrant and Penn Pharmaceutical Services Limited, trading as PCI Pharma Services, dated July 17, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
*Filed herewith.
(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 23, 2019.
(2)Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 27, 2010.
(3)Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 2010.
(4)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2011.
(5)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012.
(6)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015.
(7)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019.
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

ZOGENIX, INC.

Date:	November 7, 2019	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)