Form 10-Q
period 2020-06-30
ZOGENIX, INC.
filed 2020-08-06
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2020 was 55,447,840.

ZOGENIX, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Zogenix, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$136,871	$62,070
Marketable securities	253,378	189,085
Inventory, net	475	—
Prepaid expenses and other current assets	10,833	11,084
Acquisition holdback placed in escrow	25,000	25,000
Total current assets	426,557	287,239
Property and equipment, net	9,300	9,424
Operating lease right-of-use assets	8,266	7,774
Intangible assets	102,500	102,500
Goodwill	6,234	6,234
Other noncurrent assets	2,250	1,079
Total assets	$555,107	$414,250
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$8,518	$7,979
Accrued and other current liabilities	40,176	30,117
Acquisition holdback liability	24,444	24,444
Deferred revenue, current	5,303	5,927
Current portion of operating lease liabilities	1,633	1,322
Current portion of contingent consideration	13,000	25,600
Total current liabilities	93,074	95,389
Deferred revenue, noncurrent	5,768	7,425
Operating lease liabilities, net of current portion	11,022	10,752
Contingent consideration, net of current portion	40,100	38,200
Deferred tax liability	—	17,425
Total liabilities	149,964	169,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; and 55,445 and 45,272 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	55	45
Additional paid-in capital	1,599,047	1,360,092
Accumulated deficit	(1,194,581)	(1,115,457)
Accumulated other comprehensive income	622	379
Total stockholders’ equity	405,143	245,059
Total liabilities and stockholders’ equity	$555,107	$414,250
See accompanying notes to the unaudited condensed consolidated financial statements.
Zogenix, Inc. | Q2 2020 Form 10-Q | 1

Zogenix, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$1,032	$1,069	$2,281	$1,069
Operating expenses:
Research and development	34,373	27,096	67,613	51,448
Selling, general and administrative	24,431	15,459	45,749	26,377
Acquired in-process research and development expense	1,500	—	3,000	—
Change in fair value of contingent consideration	12,200	(700)	4,300	2,300
Total operating expenses	72,504	41,855	120,662	80,125
Loss from operations	(71,472)	(40,786)	(118,381)	(79,056)
Other (expense) income, net	(157)	40	19,864	(48)
Interest income	880	2,983	1,968	6,139
Loss before income taxes	(70,749)	(37,763)	(96,549)	(72,965)
Income tax benefit	(17,425)	—	(17,425)	—
Net loss	$(53,324)	$(37,763)	$(79,124)	$(72,965)

Net loss per share, basic and diluted	$(0.96)	$(0.89)	$(1.53)	$(1.72)

Weighted average number of shares used in the calculation of basic and diluted net loss per common share	55,355	42,458	51,770	42,348
See accompanying notes to the unaudited condensed consolidated financial statements.
Zogenix, Inc. | Q2 2020 Form 10-Q | 2

Zogenix, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(53,324)	$(37,763)	$(79,124)	$(72,965)
Other comprehensive (loss) income, net of tax:
Change in unrealized gains related to marketable securities	444	353	272	723
Foreign currency translation adjustments	(34)	—	(29)	—
Total other comprehensive income	410	353	243	723
Comprehensive loss	$(52,914)	$(37,410)	$(78,881)	$(72,242)
See accompanying notes to the unaudited condensed consolidated financial statements.
Zogenix, Inc. | Q2 2020 Form 10-Q | 3

Zogenix, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	45,272	$45	$1,360,092	$379	$(1,115,457)	$245,059
Net loss	—	—	—	—	(25,800)	(25,800)
Other comprehensive loss	—	—	—	(167)	—	(167)
Issuance of common stock, net of offering costs	9,798	10	221,698	—	—	221,708
Issuance of common stock under employee equity plans	297	—	3,882	—	—	3,882
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(26)	—	(569)	—	—	(569)
Stock-based compensation	—	—	6,394	—	—	6,394
Balance at March 31, 2020	55,341	$55	$1,591,497	$212	$(1,141,257)	$450,507
Net loss	—	—	—	—	(53,324)	(53,324)
Other comprehensive income	—	—	—	410	—	410
Issuance of common stock under employee equity plans	153	—	616	—	—	616
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(49)	—	(1,369)	—	—	(1,369)
Stock-based compensation	—	—	8,303	—	—	8,303
Balance at June 30, 2020	55,445	$55	$1,599,047	$622	$(1,194,581)	$405,143

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801
Net loss	—	—	—	—	(35,202)	(35,202)
Other comprehensive income	—	—	—	370	—	370
Issuance of common stock under employee equity plans	380	—	5,293	—	—	5,293
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(12)	—	(606)	—	—	(606)
Stock-based compensation	—	—	4,223	—	—	4,223
Balance at March 31, 2019	42,446	$42	$1,227,620	$373	$(731,156)	$496,879
Net loss	—	—	—	—	(37,763)	(37,763)
Other comprehensive income	—	—	—	353	—	353
Issuance of common stock under employee equity plans	52	—	888	—	—	888
Stock-based compensation	—	—	5,358	—	—	5,358
Balance at June 30, 2019	42,498	$42	$1,233,866	$726	$(768,919)	$465,715

See accompanying notes to the unaudited condensed consolidated financial statements.
Zogenix, Inc. | Q2 2020 Form 10-Q | 4

Zogenix, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(79,124)	$(72,965)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	14,697	9,581
Depreciation and amortization	740	552
Deferred income taxes	(17,425)	—
Noncash lease expense	619	—
Net accretion and amortization of investments in marketable securities	(380)	(3,299)
Change in fair value of warrant liabilities	(162)	158
Acquired in-process research and development expense	3,000	—
Change in fair value of contingent consideration	4,300	2,300
Changes in operating assets and liabilities:
Inventory, net	(475)	—
Prepaid expenses and other current assets	251	6,071
Other assets	(1,171)	(5,963)
Accounts payable, accrued and other liabilities	(5,737)	(5,193)
Operating lease liability	(634)	12,588
Deferred revenue	(2,281)	14,431
Net cash used in operating activities	(83,782)	(41,739)
Cash flow from investing activities:
Cash paid for in-process research and development asset	(3,000)	—
Purchases of marketable securities	(180,832)	(251,782)
Proceeds from maturities of marketable securities	114,205	289,357
Proceeds from sales of marketable securities	2,988	—
Purchases of property and equipment	(415)	(8,922)
Net cash (used in) provided by investing activities	(67,054)	28,653
Cash flow from financing activities:
Payment of contingent consideration	—	(10,000)
Proceeds from issuance of common stock under equity incentive plans	4,498	6,026
Taxes paid related to net share settlement of equity awards	(569)	(606)
Proceeds from issuance of common stock, net of issuance costs	221,708	—
Net cash provided by (used in) financing activities	225,637	(4,580)
Net increase (decrease) in cash and cash equivalents	74,801	(17,666)
Cash and cash equivalents, beginning of the period	62,070	68,454
Cash and cash equivalents, end of the period	136,871	50,788
See accompanying notes to the unaudited condensed consolidated financial statements.
Zogenix, Inc. | Q2 2020 Form 10-Q | 5

Zogenix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Organization, Basis of Presentation and Liquidity
Zogenix, Inc. and subsidiaries (the Company, we, us or our) is a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution, C-IV has been approved by the U.S. Food and Drug Administration (FDA) and is under review in Europe for the treatment of seizures associated with Dravet syndrome, a rare, severe childhood onset epilepsy. In addition, the company has two late-stage development programs underway: one for Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome, a rare childhood-onset epilepsy and another for MT1621, an investigational novel substrate enhancement therapy for the treatment of TK2 deficiency, a rare genetic disorder.
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
Future Funding Requirements
As of June 30, 2020, our cash, cash equivalents and marketable securities totaled $390.2 million. Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $1.2 billion as of June 30, 2020. We expect to continue to incur significant operating losses and negative cash flows from operations to support the marketing and commercialization of Fintepla for Dravet syndrome as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain development, regulatory and sales-based milestone events related to Fintepla and MT1621. Historically, we have relied primarily on the proceeds from equity offerings to finance our operations. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives.
On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective upon filing. The shelf registration statement permits us to offer and sell, from time to time over the next three years, in one or more offerings, an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants or units consisting of any of the foregoing. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. The shelf registration statement also includes a sales agreement prospectus covering the offering, issuance and sale of up to $200.0 million of our common stock, through Cantor Fitzgerald & Co. (Cantor), acting as our sales agent, pursuant to a sales agreement with Cantor dated May 10, 2016 for our “at-the-market” equity program. During the quarter ended June 30, 2020, we did not issue any shares of our common stock through this program.
We believe maintaining an active shelf registration provides additional financial flexibility to access the capital markets and allow us to act opportunistically in support of our growth objectives. However, there is no assurance that such financings could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could require us to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
Zogenix, Inc. | Q2 2020 Form 10-Q | 6

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
Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements in our 2019 Form 10-K. There have been no material changes in our significant accounting policies during the six months ended June 30, 2020 other than as set forth below.
Inventory
Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. If obsolete, slow moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, we record a write-down to net realizable value. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others.
Prior to regulatory approval, we expense costs associated with the manufacture of our product candidates to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. Since we consider attaining regulatory approval of a product candidate to be highly uncertain and difficult to predict, we expect only in rare instances will pre-launch inventory be capitalized, if at all. As of June 30, 2020, our inventory of $0.5 million consisted of raw materials received subsequent to regulatory approval and was purchased for use in commercial production.
Finite-Lived Intangible Assets
Purchased finite-lived intangible assets are initially recognized at fair value and subject to amortization over its estimated useful life. Our finite-lived intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. If that pattern cannot be reliably determined, the intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. At June 30, 2020, our finite-lived intangible assets consisted of Fintepla product rights (see Note 7).
Long-Lived Assets
Long-lived assets, including right-of-use operating lease assets and our finite-lived intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. If the carrying value of the assets (asset group) exceeds its undiscounted cash flows, we then compare the fair value of the assets (asset group) to their carrying value to determine the impairment loss. The impairment loss will be allocated to the carrying values of the long-lived assets (asset group), but not below their individual fair values.
If we determine that events and circumstances warrant a revision to the remaining period of amortization, a long-lived asset’s remaining useful life shall be changed, and the remaining carrying amount of the long-lived asset shall be depreciated or amortized prospectively over that revised remaining useful life.
Zogenix, Inc. | Q2 2020 Form 10-Q | 7

Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the global novel coronavirus disease (COVID-19) outbreak a pandemic. To date, our operations have not been significantly impacted by the COVID-19 pandemic. However, we cannot predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition and operations, including ongoing and planned clinical trials, the timelines for receiving feedback or approvals from regulatory authorities, and product launch in the midst of a pandemic.
Management is monitoring the potential impact of the COVID-19 pandemic, if any, on the carrying value of our finite-lived intangible asset, goodwill, long-lived assets and right-of-use assets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. If the financial markets and/or the overall economy are impacted for an extended period, our business, results of operations and financial condition may be adversely affected.
Income Taxes
On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act) and On March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (CARES Act) were signed into law in response to the COVID-10 pandemic. The FFCR Act and CARES Act, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, retroactively and temporarily (for taxable years beginning before January 1, 2021) suspending the application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the Tax Cuts and Jobs Act of 2017. The CARES Act also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.
On June 29, 2020, Assembly Bill 85 (A.B. 85) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022.
The enactment of the FFCR Act, CARES Act and A.B. 85 did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2020 or to our net deferred tax assets as of June 30, 2020. Given our history of losses, we do not expect the provisions of the FFCR Act, CARES Act and A.B. 85 to have a material impact on our annual effective tax rate or condensed consolidated financial statements in 2020; however, we will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.
Recently Adopted Accounting Pronouncements
Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, the standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. The standard became effective for us beginning January 1, 2020. Based on the composition of our investment portfolio, which reflects our primary investment objective of capital preservation, the adoption of this standard did not have a material impact on our condensed consolidated financial statements or related disclosures.
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
Zogenix, Inc. | Q2 2020 Form 10-Q | 8

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
The only aspect of ASU 2019-12 that is currently applicable to us is the removal of the exception related to intraperiod tax allocation. Beginning January 1, 2020, we have applied the general methodology regarding the intraperiod allocation of tax expense for reporting periods where we have a loss from continuing operations by determining the amount of taxes attributable to continuing operations without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities.
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
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan by actively participating in the design of non-clinical, clinical and manufacturing requirements needed for regulatory submission, actively planning and participating in product labeling decisions and discussions with the Japanese Ministry of Health, Labor and Welfare (MHLW) and obtained distribution exclusivity through the payment of an initial fixed consideration. Pursuant to the terms of the agreement, Shinyaku agreed to make aggregate fixed payments of $20.0 million to us in scheduled installments. As of June 30, 2020, we have received $17.0 million with the remaining balance due within the next year. We will be actively running the clinical trials, performing manufacturing validation activities, preparing regulatory filings and holding discussions with MHLW, and negotiating pricing. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones for the treatment of Dravet
Zogenix, Inc. | Q2 2020 Form 10-Q | 9

syndrome and LGS. If regulatory approval of Fintepla is received in Japan, we have agreed to supply Shinyaku with Fintepla upon receipt of purchase orders at our actual manufacturing cost plus a fixed transfer price mark-up, a fixed percentage of Shinyaku's net sales of Fintepla in Japan for such fiscal year, and a net price mark-up based on a percent of the applicable aggregate sales of Fintepla by Shinyaku for such fiscal year. The net price mark-up percentage increases with Shinyaku’s sales of Fintepla annual net sales in Japan and ranges between mid-twenties and is capped at a low thirties of the aggregate annual net sales for an applicable fiscal year. In addition, we can earn up to an additional $42.5 million tied to the achievement of certain net sales milestones by Shinyaku through the term of the agreement, which generally expires in 2045.
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
The initial collaboration consideration consisted solely of the fixed consideration payments of $20.0 million and was allocated on a relative standalone selling price basis to the two identified development programs akin to performance obligations related to collaborative activities for development and regulatory approval efforts for Dravet syndrome and LGS. Analogizing to the revenue from contracts with customers variable consideration guidance, all potential regulatory milestone payment consideration will be included in the collaboration consideration if and when it is probable that a significant reversal in the amount of cumulative collaboration consideration recognized will not occur when the uncertainty associated with the variable collaboration consideration is subsequently resolved. At contract inception and through June 30, 2020, this consideration was fully constrained as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside our control.
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
For the three and six months ended June 30, 2020, we recognized collaboration revenue of $1.0 million and $2.3 million, respectively. As of June 30, 2020, the deferred revenue balance of $11.1 million related to this agreement was recorded as deferred revenue, which is classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through the end of 2023.
Note 4 – Cash, Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and the estimated fair value of our cash, cash equivalents and marketable securities as of June 30, 2020 and December 31, 2019 (in thousands):
Zogenix, Inc. | Q2 2020 Form 10-Q | 10

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$23,688	$—	$—	$23,688
Cash equivalents:
U.S. Treasuries	11,300	—	—	11,300
Money market funds	61,840	—	—	61,840
Certificate of deposits	10,900	—	—	10,900
Commercial paper	29,143	—	—	29,143
Total cash and cash equivalents	136,871	—	—	136,871
Marketable securities:
U.S. Treasuries	55,677	3	—	55,680
Commercial paper	94,567	—	—	94,567
U.S. Government-sponsored enterprises debt securities	6,200	13	—	6,213
Corporate debt securities	53,537	637	—	54,174
Certificate of deposits	42,744	—	—	42,744
Total marketable securities	252,725	653	—	253,378
Total cash, cash equivalents and marketable securities	$389,596	$653	$—	$390,249

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$43,058	$—	$—	$43,058
Cash equivalents:
Money market funds	11,527	—	—	11,527
Commercial paper	7,485	—	—	7,485
Total cash and cash equivalents	62,070	—	—	62,070
Marketable securities:
Commercial paper	73,366	—	—	73,366
Corporate debt securities	74,038	381	(2)	74,417
Certificate of deposits	41,302	—	—	41,302
Total marketable securities	188,706	381	(2)	189,085
Total cash, cash equivalents and marketable securities	$250,776	$381	$(2)	$251,155

The following table summarizes the cost and fair value of marketable securities based on stated effective maturities as of June 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$245,025	$245,635
Due between one and two years	7,700	7,743
Total	$252,725	$253,378
We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2020, no assessment of expected credit losses was necessary as we did not have any individual security in an unrealized loss position.
Zogenix, Inc. | Q2 2020 Form 10-Q | 11

Accrued interest receivable on available-for-sale marketable securities are recorded within “Prepaid expenses and other current assets” on our condensed consolidated balance sheets and was $0.4 million and $0.6 million at June 30, 2020 and December 31, 2019, respectively.
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
Level 1:Observable inputs such as quoted prices in active markets;
Level 2:Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$—	$11,300	$—	$11,300
Money market funds	61,840	—	—	61,840
Certificate of deposits	—	10,900	—	10,900
Commercial paper	—	29,143	—	29,143
Marketable securities:
U.S. Treasuries	—	55,680	—	55,680
Commercial paper	—	94,567	—	94,567
U.S. Government-sponsored enterprises debt securities	—	6,213	—	6,213
Corporate debt securities	—	54,174	—	54,174
Certificate of deposits	—	42,744	—	42,744
Total assets(1)	$61,840	$304,721	$—	$366,561
Liabilities:
Common stock warrant liabilities	$—	$—	$36	$36
Contingent consideration liabilities	—	—	53,100	53,100
Total liabilities	$—	$—	$53,136	$53,136
Zogenix, Inc. | Q2 2020 Form 10-Q | 12

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,527	$—	$—	$11,527
Commercial paper	—	7,485	—	$7,485
Marketable securities:
Commercial paper	—	73,366	—	73,366
Corporate debt securities	—	74,417	—	74,417
Certificate of deposits	—	41,302	—	41,302
Total assets(1)	$11,527	$196,570	$—	$208,097
Liabilities:
Common stock warrant liabilities	$—	$—	$198	$198
Contingent consideration liabilities	—	—	63,800	63,800
Total liabilities	$—	$—	$63,998	$63,998
————————————
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
Contingent Consideration Liability
Pursuant to the terms of the Brabant purchase agreement in 2014 in which we acquired worldwide development and commercialization rights to Fintepla, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain regulatory and sales-based milestone events related to Fintepla. As of June 30, 2020, the potential amount of future payments that we may be required to make is between zero, if none of the remaining milestones are achieved, to a maximum of $60.0 million.
The following table provides a reconciliation of our contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$55,900	$71,200	$63,800	$78,200
Change in fair value	12,200	(700)	4,300	2,300
Transfers out of Level 3 fair value hierarchy(1)	(15,000)	—	(15,000)	—
Settlements	—	—	—	(10,000)
Balance at end of period	$53,100	$70,500	$53,100	$70,500
————————————
(1)For the three and six months ended June 30, 2020, a $15.0 million regulatory milestone payment associated with the FDA’s approval of Fintepla was achieved and such consideration payable was no longer contingent. As of June 30, 2020, the amount has been reclassified from contingent consideration liability to accrued and other current liabilities which was subsequently paid in July 2020.
For the three months ended June 30, 2020, the $12.2 million increase to the estimated fair value of our contingent consideration liability consisted of updated assumptions used regarding the probability of success for achieving certain regulatory and sales-based milestone events in light of FDA approval of Fintepla in June 2020, which accounted for approximately $10.0 million of the increase, with the remaining increase attributed to a market-driven decrease in discount rates. The change in fair value for the three and six months ended June 30, 2019 and the six months ended June 30, 2020 was attributable to immaterial adjustments to certain assumptions and estimates used in the remeasurement to fair value.
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of June 30, 2020.
Zogenix, Inc. | Q2 2020 Form 10-Q | 13

Fair Value as of June 30, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
$53,100	Discounted cash flow	Discount rate	4.5% — 12.7%	6.8%
		Probability of payment	0% — 94.3%	94.3%
		Projected year of payment	2021 — 2030	2022
————————————
(1)Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2020.
Note 6 – Accrued and Other Current Liabilities
The following table provides details of accrued and other current liabilities (in thousands):

	June 30, 2020	December 31, 2019
Accrued clinical trial expenses	$11,335	$18,666
Accrued compensation	7,229	7,179
Accrued milestone payment	15,000	—
Other accrued liabilities	6,576	4,074
Common stock warrant liabilities	36	198
Total accrued and other current liabilities	$40,176	$30,117

Note 7 – Intangible Assets
The following table provides details of the carrying amount of our intangible assets (in thousands):

	June 30, 2020	December 31, 2019
Finite-lived intangible assets	$102,500	$—
Indefinite-lived in-process research and development (IPR&D) intangible assets	—	102,500
Total intangible assets	$102,500	$102,500
Our intangible assets consist of worldwide development, commercialization and related intellectual property rights including patents and licenses for our product, Fintepla (fenfluramine; formerly referred to as ZX008), which at the time of our acquisition in October 2014 and as of December 31, 2019, was classified as an indefinite-lived IPR&D asset. Upon FDA approval of Fintepla in June 2020, this indefinite-lived asset was reclassified to a finite-lived intangible asset subject to amortization.
In July 2020, we commercially launched Fintepla and commenced amortization of this asset on a straight-line basis over its estimated useful life. Due to the inherent subjectivity of forecasting the timing in which the cash flows may be generated from this intangible asset over a long-term time horizon, we concluded the pattern of economic benefit cannot be reliably determined. As such, we elected to use the straight-line method of amortization for this intangible asset.
In estimating the useful life of the finite-lived Fintepla intangible asset, we considered the estimated period over which the asset will contribute directly or indirectly to our future cash flows, the strength of issued or licensed patents and related period of intellectual property protection, the availability of competitor products treating similar indications and the impact of patent expiry on the sustainability of future operating cash flows of the asset. Based on these factors, we estimated the useful life of the finite-lived intangible asset to be 13 years.
As of June 30, 2020, the estimated intangible asset amortization expense for the next five years and thereafter is as follows (in thousands):
Zogenix, Inc. | Q2 2020 Form 10-Q | 14

Estimated Amortization Expense
2020 (remaining 6 months)	$3,942
2021	7,885
2022	7,885
2023	7,885
2024	7,885
Thereafter	67,018
Total	$102,500

Note 8 – Leases
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
The components of lease cost included in our condensed consolidated statements of operations were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Lease costs
Operating lease cost	$1,045	$995
Short-term lease cost	259	548
Sublease income	(115)	(290)
Total	$1,189	$1,253
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 and 2019 was $1.0 million and $0.6 million, respectively. The amounts were included in net cash used in operating activities in our condensed consolidated statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $1.2 million for the six months ended June 30, 2020.
Zogenix, Inc. | Q2 2020 Form 10-Q | 15

Maturities of operating lease liabilities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
2020 (remaining 6 months and 12 months, respectively)	$1,152	$1,986
2021	2,292	1,957
2022	2,230	1,894
2023	2,287	1,951
2024	2,300	2,010
Thereafter	5,103	5,101
Total lease payments	15,364	14,899
Less imputed interest	(2,709)	(2,825)
Total operating lease liabilities	$12,655	$12,074

	June 30, 2020	December 31, 2019
Current portion of operating lease liabilities	$1,633	$1,322
Operating lease liabilities, net of current portion	11,022	10,752
Total lease liabilities	$12,655	$12,074
As of June 30, 2020, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate, weighted based on the remaining balance of lease payments, was 6.2%.
Note 9 – Stockholders’ Equity and Stock-Based Compensation
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
Equity Incentive Plans
We have issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 12, Stock-Based Compensation to the consolidated financial statements in our 2019 Form 10-K. In June 2020, our shareholders approved an amendment and restatement of our 2010 Employee Stock Purchase Plan (the “Restated ESPP”). Effective May 29, 2020, the plan was amended to increase the aggregate number of shares authorized for issuance from 375,000 to 875,000 shares and to eliminate the annual evergreen feature, which automatically added 31,250 shares to the aggregate shares authorized for issuance on each January 1st. In addition, the expiration date of the Restated ESPP was modified from October 2020 to the date that all shares authorized have been issued. As of June 30, 2020, there were 524,962 shares of common stock available for future purchases under the Restated ESPP.
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2020 (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2019	4,253	$29.59
Granted	1,185	29.36
Exercised	(231)	16.85
Canceled	(145)	39.56
Outstanding at June 30, 2020	5,062	$29.83
Zogenix, Inc. | Q2 2020 Form 10-Q | 16

Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2020 (in thousands, except per share data):

	Shares	Weighted- Average Fair Value per Share at Grant Date
Outstanding at December 31, 2019	439	$36.97
Granted	218	27.34
Vested	(194)	23.95
Canceled	(28)	38.74
Outstanding at June 30, 2020	435	$38.09
In June 2020, approximately 128,000 shares of performance-based restricted stock units (PSU’s) granted in March 2017 vested upon satisfaction of both a service-period condition and a performance condition, the latter of which was satisfied following the FDA’s approval of Fintepla in June 2020. As of June 30, 2020, all outstanding restricted stock units were subject to time-based vesting.
Stock-Based Compensation Expense Allocation
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,488	$2,074	$6,217	$3,509
Selling, general and administrative	4,815	3,284	8,480	6,072
Total	$8,303	$5,358	$14,697	$9,581
Stock-based compensation expense for the three and six months ended June 30, 2020 included $1.4 million of compensation expense related to the vesting of PSUs.
Note 10 – Net Loss Per Share
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
A reconciliation of the numerators and denominators used in computing net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(53,324)	$(37,763)	$(79,124)	$(72,965)

Denominator:
Shares used in per share calculation	55,355	42,458	51,770	42,348

Net loss per share, basic and diluted	$(0.96)	$(0.89)	$(1.53)	$(1.72)
Zogenix, Inc. | Q2 2020 Form 10-Q | 17

The following table presents the potential shares of common stock outstanding that were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares subject to outstanding stock options	4,942	4,227	4,696	3,973
Shares subject to outstanding restricted stock units	555	415	520	355
Shares subject to outstanding warrants to purchase common stock	28	28	28	28
Total	5,525	4,670	5,244	4,356

Note 11 - Income Taxes
Income tax benefit during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The income tax benefit for the three and six months ended June 30, 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to effect of change in the valuation allowance against our deferred tax assets, which resulted in an income tax benefit.
As of December 31, 2019, our net deferred tax liability was related to book and tax basis differences for our indefinite-lived Fintepla IPR&D intangible asset that was acquired through the October 2014 acquisition of Brabant Pharma Limited. Previously, this deferred tax liability was not considered to be a source of income for purposes of establishing our deferred tax asset valuation allowance due to the uncertainty associated with the timing of the reversal of this temporary tax difference. Upon FDA approval of Fintepla in June 2020, the indefinite-lived asset was reclassified to a finite-lived intangible asset and was subject to amortization over its estimated useful life. Because the detail scheduling of the timing of reversal of this temporary tax difference became available, the deferred tax liability associated with this finite-lived intangible asset was considered to be a source of income when assessing the realizability of our deferred tax assets as of June 30, 2020. We therefore recorded a $17.4 million income tax benefit for the three and six months ended June 30, 2020 with a corresponding reduction to our valuation allowance on deferred tax assets. The income tax benefit recognized for the three and six months ended June 30, 2020 included the effects of foreign exchange differences on remeasurement of the deferred tax liability. An immaterial portion of the adjustment for foreign exchange differences was related to prior periods. As of June 30, 2020, given our recurring net operating losses, we maintained a full valuation allowance against our net deferred tax assets.
Note 12 – United Kingdom (U.K.) Research and Development (R&D) Tax Relief Scheme
We conduct extensive research and development activities that benefit from U.K.’s small and medium-sized enterprises (SMEs) R&D tax relief scheme. Under this tax relief scheme, a SME can make an election (i) to receive an enhanced U.K. tax deduction on its eligible R&D activities or, when an SME entity is in a net operating loss position, or (ii) to surrender net operating losses that arise from its eligible R&D activities in exchange for a cash payment from the U.K. tax authorities. As the tax incentives may be received without regard to an entity’s actual tax liability, they are not subject to accounting for income taxes. Amounts recognized by us for cash payment claims under the SME R&D tax relief scheme are recorded as a component of other income after an election for tax relief has been made by submitting a claim for a discrete tax year and collectability is deemed probable and reasonably assured.
In December 2019, we elected to surrender net operating losses by submitting claims to receive cash payments of $9.9 million and $9.8 million related to our 2017 and 2018 tax years, respectively. Upon approval of our submitted claims by the U.K. tax authorities in the first quarter of 2020, we recorded income of $19.7 million as a component of other income on the condensed consolidated statement of operations. In May 2020, we received the cash payment for our submitted claims. For our 2019 tax year, we have not yet decided whether to seek tax relief by surrendering some of our losses for a tax credit cash rebate claim or electing to receive enhanced U.K. tax deductions on our eligible research and development activities. Under the U.K.’s tax legislation, there is a two-year window after the end of a tax year to seek relief under this tax relief scheme.
Zogenix, Inc. | Q2 2020 Form 10-Q | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements about:
•our ability to commercialize Fintepla for the treatment of seizures associated with Dravet syndrome;
•the progress and timing of clinical trials of our product candidates Fintepla outside the United States and to treat patients with Lennox-Gastaut Syndrome and MT1621;
•the safety and efficacy of our product candidates;
•the impact of COVID-19 pandemic;
•the timing of submissions to, and decisions made by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and other regulatory agencies, including foreign regulatory agencies, with regards to the demonstration of the safety and efficacy of our product candidates and adequacy of the manufacturing processes related to our product candidates to the satisfaction of the FDA and such other regulatory agencies;
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
Zogenix, Inc. | Q2 2020 Form 10-Q | 19

Overview
We are a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution, C-IV has been approved by the FDA and is under review in Europe for the treatment of seizures associated with Dravet syndrome, a rare, severe childhood onset epilepsy. In addition, the company has two late-stage development programs underway: one for Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome, a rare childhood-onset epilepsy and another for MT1621, an investigational novel substrate enhancement therapy for the treatment of TK2 deficiency, a rare genetic disorder.
Fintepla for Patients with Rare Epilepsy Disorders
Dravet Syndrome
In June 2020, we received FDA approval of Fintepla (fenfluramine) oral solution, CIV for the treatment of seizures associated with Dravet syndrome in patients two years of age and older. In July 2020, we launched Fintepla in the U.S. market through a restricted distribution program, called the Fintepla Risk Evaluation and Mitigation Strategy (REMS) Program, and is available through our specialty pharmacy partner. The FDA’s approval of Fintepla in Dravet syndrome was based on data from two randomized, double-blinded, placebo-controlled Phase 3 clinical trials, published in The Lancet (Volume 394, Issue 10216, P2243-2254, December 21, 2019) and JAMA Neurology (2020 Mar; 77(3): 300–308), and safety data from an open-label extension trial in which many patients received Fintepla for up to three years. When added to existing treatment regimens, Fintepla significantly reduced the monthly convulsive seizure frequency compared to placebo in study patients whose seizures were not adequately controlled on one or more antiepileptic drugs. In addition, most study patients responded to treatment with Fintepla within three to four weeks and effects remained consistent over the treatment period.
In addition, our Marketing Authorization Application (MAA) for Fintepla in Dravet syndrome submitted to the EMA has been under review since its acceptance in March 2019, and we anticipate a decision on the MAA from the EMA in the fourth quarter of 2020.
In Japan, we have enrolled our last patient in a pivotal Phase 3 study, with top-line data expected in late 2020/early 2021 and anticipate submission of a J-NDA to Japan’s Pharmaceutical and Medical Devices Agency in 2021.
Lennox-Gastaut Syndrome
Fintepla is also under late-stage development for the treatment of seizures associated with LGS, another rare and devastating form of childhood-onset epilepsy. In November 2017, we announced the initiation of Study 1601, our double-blind, placebo-controlled, multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS. In February 2020, we announced positive top-line results from Study 1601, which met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was superior to placebo in reducing the frequency of drop seizures, based on the change between baseline and the titration and maintenance treatment period (p=0.0012). The same dose of Fintepla (0.7 mg/kg/day) also demonstrated improvements versus placebo in key secondary efficacy measures, including a significant reduction in the proportion of patients with a clinically meaningful reduction (≥50%) in drop seizure frequency (p=0.0150). A decrease in the frequency of drop seizures between baseline and the treatment period was observed for a lower dose of Fintepla (0.2 mg/kg/day) compared to placebo, but this change did not reach statistical significance (p=0.0915). In Study 1601, Fintepla was generally well-tolerated, with the adverse events consistent with those observed in our two prior Phase 3 studies in Dravet syndrome. The most common adverse events (≥10%) in the Fintepla-treated groups were decreased appetite, somnolence, fatigue, vomiting, diarrhea, seizure and pyrexia. The incidence of serious treatment emergent adverse events was 11.5% (n=10) in the 0.7 mg/kg/day group, 4.5% (n=4) in the 0.2 mg/kg/day group, and 4.6% (n=4) in the placebo group. Patients who completed the double-blind phase of Study 1601 and were eligible could enter a 12-month open label extension study to evaluate the long-term safety, tolerability and effectiveness of Fintepla. We are now focused on finalizing the studies and data required to support a supplemental New Drug Application (sNDA) and are scheduled to meet with the FDA in September 2020 to discuss requirements for an sNDA submission.
Other Potential Indications
In addition to Dravet syndrome and LGS, we are evaluating Fintepla in other rare epileptic syndromes and diseases. We believe that the unique mechanism of action of Fintepla has the potential to other epileptic encephalopathies where there is a significant unmet medical need. After the COVID-19 pandemic subsides, we plan to initiate an exploratory Phase 2 study (the “basket study”), which is a study designed to understand the characteristics of rare epilepsy disorders other than Dravet syndrome and LGS in separate cohorts and evaluate whether Fintepla is safe and effective versus placebo in these patient populations.
Zogenix, Inc. | Q2 2020 Form 10-Q | 20

MT1621 for Patients with TK2 Deficiency
In September 2019, we acquired all the outstanding equity interests of Modis Therapeutics, Inc. (Modis), a privately-held biopharmaceutical company based in Oakland, California. Modis holds an exclusive worldwide license from Columbia University in New York City to certain intellectual property rights owned or controlled by Columbia University to develop and commercialize MT1621. MT1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, a rare, debilitating, and often fatal genetic mitochondrial DNA depletion disorder that primarily affects infants and children and for which there are currently no approved therapies. Modis previously completed the RETRO study, a potentially pivotal Phase 2 global retrospective study of MT1621 in 38 pediatric and adult patients with TK2d (median age of disease onset, 2.5 years) treated at eight clinical sites in the United States, Spain and Israel. Subjects received MT1621 for a median of 71 weeks (range 92 days – 7 years). In October 2019, we announced positive top-line results from the RETRO study in which 94.7% of treated patients had either improved (68%) or stabilized (26%) overall responses in major functional domains. A survival analysis using a time-dependent Cox regression model showed that the difference in probability of survival between treated patients and untreated natural history control patients was statistically significant (p<0.0006). Among clinical responders, a subset demonstrated profound responses, in some cases reacquiring previously lost capabilities such as ambulation, respiratory function allowing discontinuation from ventilatory support and independent feeding allowing removal of a feeding tube. Safety data from RETRO indicated that MT1621 was generally well-tolerated. Most reported adverse events were considered not related to study drug (199 of 292), with mild or moderate diarrhea being the most common treatment-related adverse event (AE), occurring in 63% of patients. Serious AEs (SAEs) were reported in 14 subjects (37%). The majority of SAEs were deemed related to TK2d; two patients experienced three adverse events related to study drug alone (kidney stone, kidney stone removal, diarrhea). Two adult-onset patients stopped treatment due to asymptomatic increases in aminotransferase liver enzymes (no increase in bilirubin levels), which resolved upon discontinuation of treatment.
In April 2020, we held an End-of-Phase 2 meeting with the FDA and in June 2020, we met with the FDA to discuss chemistry, manufacturing, and controls (CMC) for MT1621. In the meetings, the FDA outlined the additional clinical and non-clinical information needed for an NDA submission. Based on the feedback, we expect availability of all required data by end of 2021 to support an NDA submission, which we are targeting for first half of 2022. Also, in the meeting, the FDA requested we include additional information on treated patients who did not participate in the Modis-sponsored portion of the RETRO study in order to have a complete survival analysis for the NDA. This additional information will be collected in a non-interventional medical chart-review study. The FDA also recommended we conduct a Phase 1 pharmacokinetic (PK) studies in renal impairment to provide dosing recommendations in the setting of impaired renal function and include in the NDA submission. The FDA also concurred with our proposed CMC plan for the prospective NDA submission.
Business Update Regarding the COVID-19 Pandemic
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients and their families and caregivers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we closed our offices for all but the most essential activities and have implemented a policy allowing all employees to work from across all locations, following the guidelines or directives issued by federal, state and local government agencies in the U.S. as well as the U.K. government. We only recently reopened the UK site for use by employees on a volunteer basis under strict guidelines and using government recommended health protocols.
In July 2020, we commenced the commercial launch of Fintepla in the United States. Our commercialization efforts will need to navigate through the operational restrictions imposed on our sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, our sales force may not be able to conduct in-person interactions with physicians and customers and may be restricted to conducting educational and promotional activities for Fintepla virtually, which may impact our ability to market Fintepla. In addition, Fintepla is being launched through a Risk Evaluation and Mitigation Strategy (REMS) Program requiring patients to visit sites of care for an echocardiogram during this pandemic. To date, we have been able to continue to supply Fintepla and MT1621 to our patients currently enrolled in our clinical trials and do not currently anticipate any interruptions in supply. While we are currently continuing the clinical trials we have underway in sites across the globe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. For example, due to the challenges of enrolling new patients posed by the COVID-19 pandemic, we have paused the initiation of our basket study until there is more clarity on the extent of the impact of the COVID-19 pandemic on our business. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning
Zogenix, Inc. | Q2 2020 Form 10-Q | 21

COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.
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
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2020, as compared to the critical accounting policies and estimates disclosed in our 2019 Form 10-K, excepted as described below.
Finite-Lived Intangible Assets
Purchased finite-lived intangible assets are initially recognized at fair value and subject to amortization over its estimated useful life. Finite-lived intangible assets are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Due to the inherent subjectivity of forecasting the timing in which the cash flows may be generated from our Fintepla intangible asset over a long-term time horizon, we concluded the pattern of economic benefit could not be reliably determined. We have therefore elected to use the straight-line method of amortization for this intangible asset.
The estimate of the useful life of our Fintepla intangible asset involves management judgment. In determining the estimated useful life, we considered the estimated period over which the asset will contribute directly or indirectly to our future cash flows, the strength of issued patents and related period of intellectual property protection, the availability of competitor products treating similar indications and the impact of patent expiry on the sustainability of future operating cash flows of the asset.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2, Summary of Significant Accounting Policies to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2020 and 2019
Collaboration Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Collaboration revenue	$1,032	$1,069	$(37)	$2,281	$1,069	$1,212
For the periods presented, all revenue was derived from a collaboration agreement with Nippon Shinyaku Co., Ltd. entered into in March 2019. We may also be entitled to receive additional payments under the collaboration agreement upon achievement of certain regulatory milestones and the occurrence of specific events. As the recognition of this collaboration revenue is based on costs incurred to date relative to total estimated costs at completion when measuring progress and the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.
We commercially launched Fintepla in the U.S. market in July 2020, after receiving FDA approval for the treatment of seizures associated with Dravet syndrome in patients two years of age and older and expect to report revenue from product sales beginning with the third quarter of 2020.
Zogenix, Inc. | Q2 2020 Form 10-Q | 22

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Research and development	$34,373	$27,096	$7,277	$67,613	$51,448	$16,165
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
The table below sets forth components of our research and development expenses for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Fintepla for Dravet syndrome	$7,643	$11,047	$(3,404)	$14,954	$20,666	$(5,712)
Fintepla for LGS	7,759	6,668	1,091	15,702	12,671	3,031
MT1621	4,432	—	4,432	6,084	—	6,084
Other(1)	646	27	619	1,443	725	718
Total external costs	20,480	17,742	2,738	38,183	34,062	4,121
Internal costs	13,893	9,354	4,539	29,430	17,386	12,044
Total	$34,373	$27,096	$7,277	$67,613	$51,448	$16,165
————————————
(1)Other external costs include early-phase exploratory research programs.
In October 2014, we acquired worldwide development and commercialization rights to Fintepla from the acquisition of Brabant and have since incurred significant expenditures related to conducting clinical trials of Fintepla. Research and development expenses related to Fintepla for Dravet syndrome decreased by $3.4 million and $5.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to wind-down of clinical activities related to our Phase 3 trials Study 1501 and Study 1504. Research and development spend related to Fintepla for LGS increased by $1.1 million and $3.0 million in the same year-over-year periods reflecting the progression and expansion of our clinical trial activities within Study 1601. External costs of $4.4 million and $6.1 million incurred during the three and six months ended June 30, 2020, respectively, reflect our continuation of the MT1621 development program, which we acquired through our acquisition of Modis in September 2019. Internal costs for research and development activities increased by $4.5 million and $12.0 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily driven by additions to headcount, including, in part, former Modis employees who continued their employment with us and additional hires to support the development of MT1621.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Selling	$10,352	$2,266	$8,086	$21,784	$11,432	$10,352
General and administrative	14,079	6,311	7,768	23,965	14,945	9,020
Total selling, general and administrative	$24,431	$15,459	$15,854	$45,749	$26,377	$19,372
Selling expense consists primarily of salaries and benefits of sales and marketing personnel and market research expenses for our product and product candidates that are in development and marketing expenses to support our commercial launch efforts. General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services.
Zogenix, Inc. | Q2 2020 Form 10-Q | 23

Selling expense increased by $8.1 million and $10.4 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 and was primarily attributable to increased personnel-related costs as a result of headcount additions in preparation for commercialization and launch of Fintepla for Dravet syndrome, which occurred in July 2020.
General and administrative expense increased by $7.8 million and $9.0 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 and was primarily attributable to increased personnel-related costs, including stock-based compensation related to the vesting of performance-based awards upon FDA approval of Fintepla for Dravet syndrome and an increase in professional services.
Acquired In-Process Research and Development Expense
Acquired in-process research and development (IPR&D) expense consists of a transaction accounted for as an asset acquisition. For the three and six months ended June 30, 2020, we incurred $1.5 million and $3.0 million, respectively, in aggregate monthly option maintenance fees for the right to license an IPR&D asset. The underlying program subject to our option maintenance fees had not yet reached technological feasibility and had no alternative future use which resulted in a write-off to acquired IPR&D expense.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Change in fair value of contingent consideration	$12,200	$(700)	$4,300	$2,300
The contingent consideration liability relates to milestone payments under an existing agreement in connection with our prior acquisition of Fintepla. At each reporting period, the estimated fair value of the liability is determined by applying the income approach which utilizes variable inputs, such as the probability of success for achieving regulatory and sales-based milestones, anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value is recorded as contingent consideration (income) expense.
For the three months ended June 30, 2020, the $12.2 million increase to the estimated fair value of our contingent consideration consisted of updated assumptions used regarding the probability of success for achieving certain regulatory and sales-based milestone events in light of FDA approval of Fintepla in June 2020, which accounted for approximately $10.0 million of the increase, with the remaining increase attributed to a market-driven decrease in discount rates.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Other income (expense):
Interest income	$880	$2,983	$1,968	$6,139
Other income, net	(157)	40	19,864	(48)
Total other income	$723	$3,023	$21,832	$6,091
The decrease in interest income for the three and six months ended June 30, 2020 compared to the same periods in 2019 was attributable to lower average cash and investment balances as we funded our acquisition of Modis in September 2019 with cash on hand.
The increase in other income, net for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to amounts recorded to other income of $19.7 million for a cash rebate claim submitted under the U.K.’s small and medium-sized enterprise and research and development tax relief scheme for qualifying expenditures incurred in tax years 2017 and 2018. For our 2019 tax year, we have not yet decided whether to seek tax relief by surrendering some of our losses for a tax credit cash rebate claim or electing to receive enhanced U.K. tax deductions on our eligible research and development activities. Under the U.K.’s tax legislation, there is a two-year window after the end of a tax year to seek relief under this tax relief scheme.
Income Tax Benefit
For the three and six months ended June 30, 2020, we recorded a tax benefit of $17.4 million resulting from our determination that we are now able to consider the deferred tax liability associated with the IPR&D intangible acquired in connection with our acquisition of Brabant in 2014 as a source of income in assessing the realizability of our deferred tax assets as of June 30, 2020. This change in estimate was based on the approval of Fintepla by the FDA in June 2020.
Zogenix, Inc. | Q2 2020 Form 10-Q | 24

Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. As of June 30, 2020, our accumulated deficit was $1.2 billion. We expect to continue to incur significant operating losses and negative cash flows from operations to support the marketing and commercialization of Fintepla for Dravet syndrome as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain substantive development, regulatory and sales-based milestone events related to Fintepla and MT1621. As of June 30, 2020, we derive collaboration revenue from our Shinyaku Agreement related to development and commercialization activities for Fintepla in Japan. To date, we have relied primarily on the proceeds from equity offerings to finance our operations.
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
As of June 30, 2020, our cash, cash equivalents and marketable securities totaled $390.2 million. We believe our existing capital resources are sufficient to meet our projected operating requirements for at least the next 12 months. On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective upon filing. The shelf registration statement permits us to offer and sell, from time to time over the next three years, in one or more offerings, an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants or units consisting of any of the foregoing. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. The shelf registration statement also includes a sales agreement prospectus covering the offering, issuance and sale of up to $200.0 million of our common stock, through Cantor Fitzgerald & Co. (Cantor), acting as our sales agent, pursuant to a sales agreement with Cantor dated May 10, 2016 for our “at-the-market” equity program. During the quarter ended June 30, 2020, we did not issue any shares of our common stock through this program. We believe maintaining an active shelf registration provides additional financial flexibility to access the capital markets and allow us to act opportunistically in support of our growth objectives.
Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to generate sales of Fintepla for the treatment of seizures associated with Dravet syndrome;
•the costs of establishing or outsourcing sales, marketing and distribution capabilities for Fintepla for the treatment of Dravet syndrome and, should we elect to do so, for any of our other product candidates;
•the rate of progress and cost of our clinical trials and other product development programs for Fintepla, MT1621 and our other product candidates and any other product candidates that we may develop, in-license or acquire;
•the timing of regulatory approval of our product candidates and the commercial success of Fintepla and any other approved products;
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
Until we can generate a sufficient amount of revenue to finance our cash requirements, if ever, we may need to continue to rely on additional financing to achieve our business objectives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. If future funds are raised through issuance of equity or debt securities, these securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds at the time we need such funding, we may be forced to delay, scale back or eliminate some of our research and development activities, our commercialization efforts, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve the development and commercialization goals could be adversely affected.
Zogenix, Inc. | Q2 2020 Form 10-Q | 25

The following table presents selected information from our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents, beginning of the period	$62,070	$68,454
Net cash used in operating activities	(83,782)	(41,739)
Net cash (used in) provided by investing activities	(67,054)	28,653
Net cash provided by (used in) financing activities	225,637	(4,580)
Net increase (decrease) in cash and cash equivalents	74,801	(17,666)
Cash and cash equivalents, end of the period	$136,871	$50,788
Operating Activities
For the six months ended June 30, 2020, net cash used in operating activities of $83.8 million was primarily attributable to a net loss of $79.1 million and net changes in operating assets and liabilities of $10.0 million, offset by an aggregate of $5.4 million of non-cash charges, net. Non-cash items included stock-based compensation expense of $14.7 million, fair value adjustments related to contingent consideration liability of $4.3 million, an IPR&D charge of $3.0 million and an income tax benefit of $17.4 million. Cash used in operating activities included research and development spend related to ongoing open-label clinical trials for Fintepla and manufacturing process development for Fintepla and MT1621, commercial preparedness and planning expenses including additions in headcount to build out our sales force of key account managers and general and administrative costs to support our business objectives. This cash outflow was partially offset by cash received of $19.7 million for a cash rebate claim submitted under U.K.’s small and medium-sized enterprise and research and development tax relief scheme for qualifying expenditures incurred in tax years 2017 and 2018.
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
Investing Activities
For the six months ended June 30, 2020, net cash used in investing activities of $67.1 million was primarily attributable to net purchases of available-for-sale marketable securities.
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
Financing Activities
For the six months ended June 30, 2020, net cash provided by financing activities of $225.6 million primarily consisted of net proceeds realized from the issuance of 9,798,000 million shares of our common stock in a public offering and $3.9 million in net proceeds received from the issuance of common stock pursuant to our equity incentive plans.
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
Contractual Obligations
There were no material changes outside the ordinary course of our business during the six months ended June 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.
Zogenix, Inc. | Q2 2020 Form 10-Q | 26

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Zogenix, Inc. | Q2 2020 Form 10-Q | 27

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Zogenix, Inc. | Q2 2020 Form 10-Q | 28

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings set forth under Part II, Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 6, 2020, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings in our 2019 Form 10-K.
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
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we closed our offices for all but the most essential activities and have implemented a policy allowing all employees to work from across all locations, following the guidelines or directives issued by federal, state and local government agencies in the U.S. as well as the U.K. government. We only recently reopened the UK site for use by employees on a volunteer basis under strict guidelines and using government recommended health protocols.. To date, we have been able to continue to supply Fintepla and MT1621 to our patients currently enrolled in our clinical trials and do not currently anticipate any interruptions in clinical or commercial supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. For example, due to the challenges of enrolling new patients posed by the COVID-19 pandemic, we have paused the initiation of our exploratory Phase 2 basket study, which is designed to understand the characteristics of rare epilepsy disorders other than Dravet syndrome and LGS in separate cohorts and evaluate whether Fintepla is safe and effective versus placebo in these patient populations. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:
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
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, including interruption of commercial supply;
•delays or inability of us or our independent registered public accounting firm to count and/or observe the counts of our physical inventories;
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
Zogenix, Inc. | Q2 2020 Form 10-Q | 29

•delays in receiving feedback or approvals from the FDA, EMA or other regulatory authorities with respect to future clinical trials or regulatory submissions, including for MT1621;
•changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Zogenix, Inc. | Q2 2020 Form 10-Q | 30

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Zogenix, Inc. | Q2 2020 Form 10-Q | 31

[Item 6. Exhibits]
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(4)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.5(1)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Form of the Registrant’s Common Stock Certificate

4.2(6)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

10.1*†	Employment Agreement dated April 20, 2020, by and between the Registrant and Shawnte M. Mitchell

10.2(7)†	Zogenix, Inc. Employee Stock Purchase Plan Stock Purchase Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
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
Zogenix, Inc. | Q2 2020 Form 10-Q | 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	August 6, 2020	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)