Form 10-K
period 2020-12-31
ZOGENIX, INC.
filed 2021-03-01
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission file number: 001-34962
____________________________________
ZOGENIX INC.
____________________________________

Delaware (State of Incorporation)	20-5300780 (I.R.S. Employer Identification No.)

5959 Horton Street, Suite 500 Emeryville, California (Address of principal executive offices)	94608 (Zip Code)
(510) 550-8300
(Registrant’s telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange registered
Common Stock, $0.001 par value per share	ZGNX	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.5 billion.
As of February 19, 2021, there were 55,735,558 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

ZOGENIX INC.
FORM 10-K
For the Year Ended December 31, 2020

Zogenix Inc. | 2020 Form 10-K | i

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:
•our ability to commercialize Fintepla;
•the progress and timing of clinical trials of Fintepla and MT1621;
•the safety and efficacy of our product candidates;
•the impact of the COVID-19 pandemic;
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
Zogenix Inc. | 2020 Form 10-K | 1

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
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Zogenix,” “we,” “us” and “our” refer to Zogenix Inc., a Delaware corporation, and its consolidated subsidiaries.
SUMMARY OF RISK FACTORS
Investing in our common stock is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:
•We may not be successful in executing our sales and marketing strategy for the commercialization of Fintepla.
•If Fintepla or MT1621, if approved, does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
•We have a history of significant net losses and negative cash flow from operations. We cannot predict if or when we will become profitable and anticipate that our net losses and negative cash flow from operations will continue for at least the next year.
•We may require additional funding in the future to carry out our plan of operations and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs or future commercialization efforts.
•Our success depends substantially on Fintepla as a commercial product and as a product candidate in other indications as well as our product candidate MT1621. We cannot be certain that Fintepla will receive additional regulatory approvals, or be successfully commercialized, or whether MT1621 or any future product candidates will receive regulatory approval or be successfully commercialized.
•We depend on a sole specialty distributor, our customer, for distribution of Fintepla in the United States, and the failure of this specialty distributor to distribute Fintepla effectively would adversely affect sales of Fintepla.
•Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.
•Fintepla, MT1621 and any of our future product candidates are subject to extensive regulation.
•We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for Fintepla or MT1621.
•Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for our product candidates, which could prevent or significantly delay their regulatory approval.
•The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
•We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
Zogenix Inc. | 2020 Form 10-K | 2

•We are dependent on numerous third parties in our manufacturing supply chain, all of which are currently single source suppliers, for the clinical supply of Fintepla, and if we experience problems with any of these suppliers, the development of Fintepla could be delayed.
•Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.
Zogenix Inc. | 2020 Form 10-K | 3

ITEM 1.    BUSINESS
Overview
Zogenix Inc. is a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. We are primarily focused on developing and commercializing two therapeutic product opportunities: Fintepla, a low-dose fenfluramine, for rare, devastating, difficult-to-treat pediatric epilepsy disorders and MT1621 for a rare, life-threatening mitochondrial depletion disease, thymidine kinase 2 deficiency (TK2d).
Fintepla is approved for marketing in the U.S., the European Union (EU) and in the United Kingdom and is under late-stage development in Japan for the treatment of seizures associated with Dravet syndrome, a rare and devastating pediatric epilepsy disorder.
We own and control worldwide development and commercialization rights to Fintepla. We currently market and commercialize Fintepla in the U.S. through our own highly specialized and focused commercial team. In February 2021, we launched Fintepla in our first market in Europe, Germany, through a similarly specialized commercial team and plan to utilize this self-commercialization strategy throughout major markets in Europe. In March 2019, we entered into an exclusive distribution agreement with Nippon Shinyaku Co., Ltd. to support the sales and distribution of Fintepla in Japan, if approved for marketing in that country. We plan to seek regulatory approvals and make Fintepla available to patients in other select international markets through our commercial team or work with partners in other parts of the world. Fintepla is also under late-stage development for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), another rare and devastating form of childhood-onset epilepsy. Additionally, we plan to initiate studies for Fintepla in other rare epileptic syndromes and diseases, including CDKL5 Deficiency Disorder (CDD), which we plan to initiate a Phase 3 trial in the second half of 2021, and in multiple other epilepsy disorders through on-going and new Investigator Initiated Studies.
In September 2019, we acquired all the outstanding equity interests of Modis Therapeutics, Inc. (Modis), a privately-held biopharmaceutical company. Through our Modis acquisition, we hold exclusive worldwide license from Columbia University in New York City (Columbia) to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621. MT1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, an inherited mitochondrial DNA depletion disease that predominantly affects children and is often fatal. MT1621 is currently in late-stage development and we are in active discussions with regulatory authorities in the U.S. and in Europe regarding the potential submission of new drug applications (NDAs) for MT1621 as a treatment for patients with TK2d.

Our Strategy

Our mission is to develop and commercialize therapies with the potential to transform the lives of patients and their families living with rare diseases. The critical components of our business strategy include the following:

•Successfully launch and commercialize Fintepla for the treatment of patients with Dravet syndrome in the U.S. and Europe, and obtain regulatory approval and commence commercialization in Japan and multiple select geographies throughout the world. In June 2020, we announced FDA approval for Fintepla for the treatment of seizures associated with Dravet syndrome in the U.S. Shortly thereafter, in July 2021 we launched Fintepla and made the therapy available to patients in the U.S. through our specialized commercial team, including our care coordination team at Zogenix Central. In December, 2020, we received marketing approval for Fintepla for the treatment of seizures in Dravet syndrome from the European Commission and we launched Fintepla in our first market in Europe, Germany, in February 2021 through a highly focused commercial team. We plan to launch and commercialize Fintepla in other major European markets with similarly focused country-based commercial teams once we are able to secure appropriate reimbursement approvals. In Japan, we are pursuing regulatory approval for Fintepla with our commercial partner, Nippon Shinyaku, and will seek to make Fintepla available to patients in other select international markets through our own commercial teams or partnerships. We have entered into manufacturing and supply agreements for Fintepla and are continuing to build our internal commercial capabilities for potential commercialization in other select international markets.
•Seek regulatory approval of Fintepla for the treatment of LGS. In February 2020, we reported positive top-line results from our global Phase 3 clinical trial (Study 1601) of Fintepla for the treatment of LGS. The trial met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was statistically
Zogenix Inc. | 2020 Form 10-K | 4

superior to placebo in reducing the frequency of drop seizures and demonstrated statistically significant improvements versus placebo in key secondary efficacy measures, including the proportion of patients with a greater than 50% in drop seizure frequency. We plan to submit a supplemental new drug application (sNDA) for LGS with the FDA in the second half of 2021 and subsequently submit an application for a Type II Variation Marketing Authorization Application (MAA) for an additional LGS indication in Europe. Subject to obtaining approvals, we plan to commercialize Fintepla as a potential treatment for patients with LGS in the U.S. and Europe with a similar self-commercialization approach that we are taking in Dravet syndrome.
•Advance the development of MT1621 for the treatment of TK2d. In October 2019, we announced positive top-line results from our global, retrospective Phase 2 study (the RETRO study) at the World Muscle Society congress in Copenhagen. 94.7% of treated patients had either improved (68%) or stabilized (26%) overall responses in major functional domains. A survival analysis using a time-dependent Cox regression model showed that the difference in probability of survival between treated patients and untreated natural history control patients was statistically significant (p<0.0006). Among clinical responders, a subset demonstrated profound responses, in some cases re-acquiring previously lost motor milestones such as ambulation, respiratory function and feeding. Safety data from RETRO indicated that MT1621 was generally well-tolerated. We held several meetings with the FDA and EMA in 2020 to discuss regulatory requirements and the scope of information needed for NDA and MAA submissions, respectively. Based on the feedback received from the FDA, we expect availability of all required data by the end of 2021 to support an NDA submission, which we are targeting for mid-2022. We anticipate submitting an MAA to obtain marketing authorization in Europe shortly thereafter.
•Pursue development of Fintepla for additional indications. In addition to Dravet syndrome and LGS, we believe that the unique mechanism of action of Fintepla has the potential to treat other serious epileptic encephalopathies where there is a significant unmet medical need. In January 2021 we announced plans to initiate a Phase 3 trial of Fintepla for the treatment of CDD, an infant-onset genetic seizure disorder in 2021. We also plan to continue to explore Fintepla as a potential treatment for additional severe, treatment-resistant rare epilepsies through the initiation of other company-sponsored clinical studies in addition to ongoing Investigator Initiated Studies being conducted in Sunflower Syndrome, CDD and Doose syndrome.
Commercial Product
Fintepla for Patients with Dravet Syndrome
Fintepla is a low-dose, oral solution formulation of fenfluramine, a small molecule with unique serotonergic and positive sigma-1 receptor modulation activity, approved in the U.S. for the treatment of seizures associated with Dravet syndrome in patients 2 years of age and older. To ensure safe use, Fintepla was approved to be available in the U.S. only through a restricted program called the Fintepla REMS. Under the Fintepla REMS program, echocardiogram assessments of patients are required before, during, and after treatment with Fintepla. Fintepla is approved in Europe for the treatment of seizures associated with Dravet syndrome as an add-on therapy to other anti-epileptic medicines for patients two years of age and older and is available via a controlled access program.
In support of the approvals, Fintepla demonstrated positive safety and efficacy results from two randomized, international, multi-center, placebo-controlled Phase 3 trials (Study 1 and Study 2), as well as data from a long-term, open-label extension study in 330 Dravet syndrome patients treated up to 3 years. The Study 1 trial met its primary objective of demonstrating that Fintepla, at a dose of 0.7 mg/kg/day (26 mg/day maximum), is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). The Study 2 trial successfully met the primary objective of demonstrating that Fintepla, at a dose of 0.4 mg/kg/day, when co-administered with the stiripentol regimen, was superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 15-week treatment period (p<0.001). Across both Study 1 and Study 2, Fintepla was generally well-tolerated and no case of valvular heart disease or pulmonary arterial hypertension was observed in any patients.
Dravet syndrome is a rare, lifelong form of pediatric-onset epilepsy, marked with severe, debilitating seizures with life threatening consequences for patients and for which current treatment options are limited. The exact number of people with Dravet syndrome is unknown but has been estimated to be between 1 in 15,700 to 1 in 40,000 people.

Zogenix Inc. | 2020 Form 10-K | 5

Our Clinical Product Candidates
Fintepla for Patients with LGS
LGS is another rare, refractory, debilitating pediatric-onset epilepsy with life threatening consequences for patients and for which current treatment options are limited and suboptimal.
In November 2017 we announced the initiation of our multicenter global Phase 3 clinical trial of Fintepla as an adjunctive treatment for seizures in patients with LGS (Study 1601). The study included a total of 263 patients between the ages of 2 and 35 years whose seizures were currently uncontrolled while on one or more anti-epileptic drugs (AEDs) randomized into three treatment groups: Fintepla 0.7 mg/kg/day (26 mg maximum daily dose; n=87), Fintepla 0.2 mg/kg/day (n=89), and placebo (n=87). The median age of patients was 13 years, with 29% being 18 years or older. Patients entering the study were taking between one and four AEDs and previously had tried and discontinued an average of seven other AEDs. The median baseline drop seizure frequency across the study groups was 77 seizures per month. After establishing baseline seizure frequency for 4 weeks, randomized patients were titrated to their dose over a 2-week titration period, followed by a 12-week fixed dose maintenance period. Patients who completed Part 1 were eligible to enter Part 2 of the clinical trial, an ongoing 12-month open label extension (OLE) study to evaluate the long-term safety, tolerability and effectiveness of Fintepla.
Study 1601 met its primary endpoint of showing a highly statistically significant reduction from baseline compared to placebo in the median percent change in monthly drop seizure frequency. Patients taking Fintepla 0.7 mg/kg/day achieved a median reduction of 26.5% compared to a median reduction of 7.8% in patients taking placebo (p=0.0012). Using a parametric analysis, patients taking Fintepla 0.7 mg/kg/day demonstrated a 26.5% greater reduction in mean monthly drop seizure frequency compared to placebo (p=0.0034). The median percent reduction in monthly drop seizures between baseline and the treatment period for the lower study dose of Fintepla (0.2 mg/kg/day), a secondary endpoint, was 13.2% and did not reach statistical significance compared to placebo (p=0.0915). Additional secondary endpoints of the study were also positive as the proportion of study patients treated with Fintepla 0.7 mg/kg/day who achieved a (≥50%) reduction in monthly drop seizures was superior to placebo (p=0.0165). Also, with regard to Clinical Global Impression of Improvement ratings (CGI-I, a measure of improvement of worsening relative to baseline) as assessed by the investigator, patients who received the Fintepla 0.7 mg/kg/day dose demonstrated a superiority to placebo in terms of the proportion of patients who much improved or very much improved (p=0.0007).
In Study 1601 Fintepla was generally well-tolerated, with the adverse events consistent with those observed in our two prior Phase 3 trials in Dravet syndrome. incidence of patients who experienced at least one treatment emergent adverse event was 89.7% of patients in the Fintepla 0.7 mg/kg/day group, 76.4% in the Fintepla 0.2 mg/kg/day group and 79.3% in the placebo group. The most common adverse events (≥10%) in the Fintepla-treated groups were decreased appetite, somnolence, fatigue, vomiting, diarrhea, and pyrexia. The incidence of serious treatment emergent adverse events was 11.5% (n=10) in the 0.7 mg/kg/day group, 4.5% (n=4) in the 0.2 mg/kg/day group, and 4.6% (n=4) in the placebo group. Six patients in the 0.7 mg/kg/day group had an adverse event leading to study discontinuation compared to four subjects in the 0.2 mg/kg/day group and one patient in the placebo group; the majority of these were considered treatment-related. There was one death during the trial (0.7 mg/kg/day group) caused by SUDEP, which was assessed by the investigator to be unrelated to the study drug. No cases of valvular heart disease or pulmonary hypertension have been observed in Study 1601. A total of 247 (93.9%) patients entered the OLE phase.
We plan to submit a sNDA for LGS with the FDA in the second half of 2021 and subsequently submit an application for a Type II Variation MAA for an additional LGS indication in Europe.
Fintepla for Other Potential Indications
In addition to Dravet syndrome and LGS, we plan to investigate the treatment potential of Fintepla in other serious, treatment-resistant epileptic syndromes. In January 2021, we announced plans to initiate a Phase 3 trial in CDKL5 deficiency disorder (CDD), a genetic neurological disorder that presents clinically with persistent seizures starting at infancy, followed by severe motor impairment in neurological development. In December, 2020 at the annual American Epilepsy Society Meeting, clinical investigators from the New York University Lagone Medical Center reported interim results from the first six patients of an open-label, investigator-initiated study of Fintepla in CDD patients between ages 2 and 35 that patients taking Fintepla at a dose of up to 0.7/mg/kg day experienced a clinically meaningful reduction in both generalized clonic-tonic seizures (90%) and tonic seizures (55%). We expect to enroll the first patient in our Phase 3 trial to evaluate whether Fintepla is safe and effective versus placebo in CDD patients in the second half of 2021.
Zogenix Inc. | 2020 Form 10-K | 6

In addition to this planned study in CDD patients, we also plan to continue to explore Fintepla as a potential treatment for additional severe, treatment-resistant rare epilepsies through the initiation of other company-sponsored clinical studies in addition to ongoing Investigator Initiated Studies being conducted in Sunflower Syndrome and Doose syndrome.
MT1621 for Patients with TK2d
TK2d is a rare, debilitating, and often fatal genetic disorder that primarily affects infants and children and for which there are currently no approved therapies. As of September 6, 2019, the date we acquired Modis, Modis had completed the RETRO study of MT1621 in patients with TK2d and commenced a Phase 2 prospective, OLE study of patients with TK2d, Study MT1621-101. MT1621 has received Breakthrough Therapy designation from the FDA and access to the PRIME scheme by the EMA and we intend to seek accelerated regulatory review pathways in both the United States and Europe.
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
In October 2019 we announced positive top-line results from the pivotal Phase 2 RETRO study at the World Muscle Society congress in Copenhagen. 94.7% of treated patients had either improved (68%) or stabilized (26%) overall responses in major functional domains. A survival analysis using a time-dependent Cox regression model showed that the difference in probability of survival between treated patients and untreated natural history control patients was statistically significant (p<0.0006). Among clinical responders, a subset demonstrated profound responses, in some cases re-acquiring previously lost motor milestones such as ambulation, respiratory function and feeding. Safety data from RETRO indicated that MT1621 was generally well-tolerated. Most reported adverse events were considered not related to study drug (199 of 292), with mild or moderate diarrhea being the most common treatment-related adverse event (AE), occurring in 63% of patients. Serious AEs (SAEs) were reported in 14 subjects (37%). The majority of SAEs were deemed related to TK2d; two patients experienced three events related to study drug alone (kidney stone, kidney stone removal, diarrhea). Two adult-onset patients stopped treatment due to asymptomatic increases in aminotransferase liver enzymes (no increase in bilirubin levels), which resolved upon discontinuation of treatment.
In April 2020, we held an End-of-Phase 2 meeting with the FDA and in June 2020, we met with the FDA to discuss chemistry, manufacturing, and controls (CMC) for MT1621. In the meetings, the FDA outlined the additional clinical and non-clinical information needed for an NDA submission. Based on the feedback, we expect availability of all required data by end of 2021 to support an NDA submission, which we are targeting for mid-2022. Also, in the meeting, the FDA requested we include additional information on treated patients who did not participate in the Modis-sponsored portion of the RETRO study in order to have a complete survival analysis for the NDA. This additional information will be collected in a non-interventional medical chart-review study. In addition, we plan to conduct a Phase 1 pharmacokinetic (PK) study in renal impairment which was recommended by the FDA to provide dosing recommendations in the setting of impaired renal function and include the results in the NDA submission. The FDA also concurred with our proposed CMC plan for the prospective NDA submission. We have also had discussions with European regulators in 2020. Based on those interactions, we anticipate submitting an MAA to obtain marketing authorization in Europe after submitting an NDA in the U.S.
Preclinical Pipeline
Tevard Gene Therapy Collaboration for Genetic Epilepsies
In December 2020, we entered into a collaboration with Tevard Biosciences, Inc. for the research, development and commercialization of gene therapies for the treatment of Dravet syndrome and other epilepsy disorders. The collaboration is at the research and discovery stage and will leverage Tevard’ s pioneering and novel
Zogenix Inc. | 2020 Form 10-K | 7

t-RNA-based technology to treat genetic disorders not amenable to traditional types of gene therapies, such as Dravet Syndrome.
Please see “Strategic and License Agreements” section for a more detailed description of the terms of our Tevard collaboration.
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and differentiated therapeutics. We face competition from a number of sources, some of which may target the same indications as our product and product candidates, including large pharmaceutical companies, smaller biopharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, research and development capabilities, sales and marketing capabilities, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and/or other resources than us. We will face competition not only in the commercialization of products, but also for the in-licensing or acquisition of additional product candidates.
Fintepla
Prior to 2018, there were no FDA-approved treatments indicated for the treatment of seizures associated with Dravet syndrome. The standard of care for the treatment of seizures in patients with Dravet syndrome usually involved a combination of the following anticonvulsant drugs: clobazam, clonazepam, levetiracetam, topiramate, valproic acid, ethosuximide and zonisamide. In June 2018, the FDA approved the first treatment of seizures associated with Dravet syndrome, as well as LGS, GW Pharmaceuticals’ Epidiolex® (cannabidiol or CBD). Epidiolex is a liquid drug formulation of plant-derived purified CBD, which is a chemical component of the Cannabis sativa plant, more commonly known as marijuana. GW’s CBD was subsequently approved for the treatment of Dravet syndrome and LGS by the European Commission (as Epidyolex®) in September of 2019. Epidyolex must be prescribed with clobazam in Europe. In August 2018, the FDA approved a second treatment, Biocodex’s Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Stiripentol is approved in Europe, Canada and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and clobazam.
Fintepla has a novel biological mechanism of action (selective serotonin and sigma-1 receptor activity) that, is different from the other antiepileptic drugs currently available and in clinical development in the United States and Europe for the treatment of epileptic encephalopathies like Dravet syndrome, including cannabidiol or stiripentol. Currently approved drugs have a different and distinct mechanism of action from Fintepla.
Multiple companies are developing clinical-stage product candidates for the potential treatment of Dravet syndrome. Ovid Therapeutics, Inc. is currently evaluating its product candidate OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H), for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials. Additional clinical stage candidates for the treatment of Dravet syndrome include Ataluren from PTC Therapeutics (exploratory Phase 2), clemizole (Phase 2) being evaluated by Epygenix Therapeutics, Inc., Huperzine-A from Supernus Pharmaceuticals (Phase 1/2), STK-001 from Stoke Therapeutics (Phase 1), and NBI-921352 from Neurocrine Biosciences (Phase 1).
Several other companies, including Encoded Therapeutics, Inc., Neucyte, Inc., NeuroCycle Therapeutics and Sarepta Therapeutics, Inc., have disclosed that they are evaluating preclinical drug candidates, including gene therapies and small molecules, for the potential treatment of Dravet syndrome.
MT1621
Currently, we are not aware of any pharmaceutical products that have been approved for the treatment of a primary mitochondrial disease. Similarly, we are not aware of any pharmaceutical companies who are developing a pharmaceutical product candidate for the treatment of TK2d.
Beyond TK2d, a number of pharmaceutical companies are developing clinical-staged product candidates for the potential treatment of other mitochondrial diseases, including Metro International Biotech LLC, PTC Therapeutics, Inc., Reata Pharmaceuticals, Inc., Reneo Pharmaceuticals, Inc., Stealth BioTherapeutics, Inc., and Wellstat Therapeutics Corp.
Zogenix Inc. | 2020 Form 10-K | 8

Manufacturing and Supply
We do not own or operate, and currently have no plans to establish or own any manufacturing facilities with respect to the manufacture of Fintepla, MT1621 or any future product candidates.
Fintepla
In February 2019, we entered into a master supply agreement with Aptuit (Oxford) Limited, an Evotec company (Aptuit) pursuant to which Aptuit will be our commercial manufacturer and supplier of fenfluramine hydrochloride, the active pharmaceutical ingredient (API) used in Fintepla. The term of the master supply agreement is five years, which term shall be automatically extended for successive two-year periods thereafter, unless terminated earlier. Aptuit has been providing the API to us for our clinical trial material supply needs and registration batches for the past several years. In July 2019, we entered into a supply agreement (PCI Pharma Agreement) with Penn Pharmaceutical Services Limited, trading as PCI Pharma Services (PCI Pharma), pursuant to which PCI Pharma will procure the raw materials (other than the active pharmaceutical ingredient) for, formulate, fill, test and release an oral solution of Fintepla. Pursuant to the PCI Pharma Agreement, at a specified time prior to the anticipated receipt of the first marketing authorization by a regulatory agency to market Fintepla, and then each month following such receipt, we are required to deliver a rolling forecast of our expected commercial orders, a portion of which will be considered a binding, firm order.
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
We expect to continue to rely on third-party manufacturers to produce sufficient quantities of our product candidates and their component raw materials for use in our internal research efforts and clinical trials and in relation to any future commercialization of our product candidates. Our third-party manufacturers are responsible for obtaining the raw materials necessary to manufacture our product candidates. Third-party manufacturers are and will be used to formulate, fill, label, package, test, release, and distribute investigational drug products and eventually our products, if and when our product candidates receive approval. This approach allows us to maintain a more efficient infrastructure while enabling us to focus our expertise on developing and commercializing our product candidates. Although we believe we have multiple potential sources for the manufacture of our product candidates and their related raw materials, we currently rely on single manufacturers for different aspects of manufacturing of our products.
MT1621
As a part of our acquisition of Modis in September 2019, we assumed a manufacturing supply agreement with ST Pharm Co. LTD (ST Pharm), pursuant to which ST Pharm will be our clinical materials manufacturer and supplier of both 2’-deoxycytidine and 2’-deoxythymidine APIs used in MT1621. The term of the supply agreement is five (5) years from the date of agreement (October 2017), which term can be extended for successive two-year periods thereafter, unless terminated earlier. ST Pharm has been providing the API for the clinical trial material supply needs and registration batches since the beginning of MT1621 clinical trials. In addition, we also assumed a supply agreement with Catalent Pharma Solutions (Catalent), pursuant to which Catalent will procure all materials other than the API, fill into drug product packs, and package, test, and release the MT1621 powder for oral solution finished product.
Zogenix Inc. | 2020 Form 10-K | 9

Strategic and License Agreements
Fintepla
In October 2014, we acquired Brabant Pharma Limited (Brabant) in a business acquisition and obtained worldwide development and commercialization rights to Fintepla, one of our lead product candidates. Under the terms of the acquisition, we agreed to make future milestone payments to the former owners of Brabant for up to $95.0 million in the event we achieve certain milestones with respect to Fintepla, consisting of $50.0 million in regulatory milestones and $45.0 million in sales-based milestones. As of December 31, 2020, all regulatory milestones have been earned.
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
MT1621
As a result of our acquisition of Modis, we became party to the Exclusive License Agreement, by and between Modis and Columbia, dated as of September 26, 2016 (the Columbia Agreement), related to MT1621. We are required to use commercially reasonable efforts to develop and commercialize licensed products worldwide, including to meet certain development and commercialization milestones within specified periods of time. Upon the achievement of certain regulatory and commercial milestones, we are required to pay Columbia up to $2.9 million and $25.0 million, respectively, as well as tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The royalty obligations and Columbia Agreement will expire on a country-by-country and product-by-product basis upon the later of (i) 15 years after the first bona fide commercial sale of a licensed product, (ii) the expiration of the last to expire valid patent claim covering a licensed product in a country or (iii) expiration of any regulatory exclusivity covering such licensed product. The Columbia Agreement may be terminated either by Columbia or by us in the event of an uncured material breach by the other party, or by Columbia in the event we are subject to specified bankruptcy, insolvency or similar circumstances. We can terminate the Columbia Agreement either in its entirety or on a product-by-product and country-by-country basis, upon specified prior written notice to Columbia, provided we are not exploiting licensed products in such countries.
We also became party to a license agreement between two other research institutions related to MT1621 where we may be required to pay up to $3.0 million for research, development and regulatory milestone events and up to $10.0 million for certain sales milestone events. We are also required to pay tiered royalties ranging from low to mid-single digits on net sales of licensed product.
Tevard Collaboration, Option and License Agreement
In October 2019, we entered into an option agreement with Tevard Biosciences (Tevard), a privately-held company focused on tRNA-based gene therapies. Under the agreement, Tevard granted us an option to license exclusive rights related to a preclinical development program to identify and develop novel tRNA-based gene therapies for Dravet syndrome. During 2020, we extended the option period to exercise our license rights prior to entering into a collaboration, option and license agreement with Tevard. Payments made under the option agreement were nonrefundable, but may be credited against the upfront payment due if we exercise our option on the preclinical development program.
In December 2020, we exercised the option on the Dravet syndrome program and entered into a collaboration, option and license agreement with Tevard (the Tevard Agreement). The financial terms of the Tevard Agreement included an upfront payment of $5.2 million. In connection with the transaction, we also purchased a convertible
Zogenix Inc. | 2020 Form 10-K | 10

promissory note issued by Tevard in the amount of $5.0 million. The note matures in December 2022 and carries interest at 3.5% per year. The note will automatically convert into equity securities issued by Tevard in their next equity financing transaction at a conversion price equal to the price paid per share by other investors of the financing transaction.
In addition to the upfront payments, we have agreed to fund Tevard’s early discovery activities under the licensed Dravet syndrome program in accordance with the development plan as determined by the parties to the agreement. Once Tevard completes the early discovery activities for a program, we will be responsible for any potential future development and commercialization activities. Tevard is also eligible to receive additional development, regulatory and commercial-related milestone payments of up to $100.0 million for the Dravet program, as well as tiered royalties on future net sales in the single digits that result from the collaboration. On a country-by-country and product-by-product basis, royalty payments would commence on our first commercial sale of a product and terminate on the later of: (a) the expiration of patent based exclusivity of such product in such country; (b) the expiration of regulatory based exclusivity of such product in such country; and (c) 10 years from the first commercial sale of the product in such country. Tevard has the option with respect to the Dravet syndrome program to elect to reimburse us for certain of our development costs for the Dravet syndrome program in exchange for receiving tiered royalties on future net sales ranging from low double digits to not more than 20% for products from the Dravet syndrome program.
Intellectual Property
Our success will depend to a significant extent on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret and trademark protection and operate without infringing the proprietary rights of other parties.
Fintepla
As of December 31, 2020, we have rights to six issued U.S. patents and six issued foreign patents, one of which is involved in an Opposition Proceeding in the European Patent Office. These patents, entitled “Method for the Treatment of Dravet Syndrome,” have claims covering methods for treatment of seizures associated with Dravet syndrome with Fintepla and are expected to provide protection of the associated claims in the U.S. and other countries through 2033 and 2034, respectively. In addition, we are assignees of two Orange Book listed patents covering a controlled distribution system for Fintepla and increasing patient exposure to Fintepla when co-administered with cannabidiol that are expected to provide protection in the U.S. 2035 and 2037 respectively. We have received notices of allowance for two additional US patent applications and paid issue fees, one claiming a high purity fenfluramine API used in our product, and the other claiming a method of treating a patient under the controlled distribution system that are expected to provide additional protection until 2036 and 2035 respectively.
MT1621
We have certain patent rights that we obtained through our acquisition of Modis. In September 2016, Modis entered into a license agreement with Columbia University under which Modis was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621 and certain backup compounds for any application or purpose. These licensed patent rights include patents owned by Columbia and patents jointly owned by Columbia and Vall d’Hebron Research Institute (VHIR). VHIR delegated to Columbia the rights to enter into the Columbia Agreement on VHIR’s behalf. The patent family jointly owned by Columbia and VHIR is directed to the use of MT1621 to treat TK2d and includes an issued U.S. patent, and two granted patents each in the European, Japanese and Australian patent offices with all six expiring in 2036. In addition, there are pending patent applications in Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Korea, Mexico and Russia, as well as continuing applications in the United States and Europe. There are no patents covering the composition of matter in MT1621.
We have pending, in appropriate jurisdictions, foreign patent applications corresponding to our U.S. patents and US and Patent Cooperation Treaty patent applications for both Fintepla and MT1621. We cannot assure you that any of our patent applications will result in the issuance of patents, that any issued patent will include claims of the breadth we are seeking, or that competitors or other third-parties will not successfully challenge or circumvent our patents if they are issued.
Our ability to maintain and solidify our proprietary and intellectual property position for our products and product candidates will depend on our success in obtaining effective patent claims and enforcing those claims if
Zogenix Inc. | 2020 Form 10-K | 11

granted. However, pending patent applications we have filed or licensed from third parties may not result in the issuance of patents.
We believe our patents are valid and do not infringe the patents or other proprietary rights of others. Accordingly, we believe we are not obligated to pay royalties relating to the use of intellectual property to any third parties except Catholic University of Leuven, University Hospital Antwerp, Columbia University and VHIR from which we have licensed certain patents.
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
FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves:
•completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations and other applicable regulations;
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
•submission to the FDA of an NDA;
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
Pre-clinical tests include laboratory evaluation of product chemistry, potency, biological activity, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. Some pre-clinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials, pre-clinical information or cGMP requirements and places a trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
Clinical trials involve the administration of an investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are
Zogenix Inc. | 2020 Form 10-K | 12

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
•Phase 3: The drug is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
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
Zogenix Inc. | 2020 Form 10-K | 13

filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. During the FDA’s review of an NDA the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
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
Zogenix Inc. | 2020 Form 10-K | 14

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
Post-Approval Requirements
Once an NDA is approved, a product will be subject to continuing regulation by the FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. There also are extensive U.S. Drug Enforcement Administration (DEA) regulations applicable to marketed controlled substances. The FDA may also require post-approval studies and clinical trials if the FDA finds they are appropriate based on available data, including information regarding related drugs. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. In addition, the FDA may also require a REMS for an approved product when new safety information emerges.
Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
Zogenix Inc. | 2020 Form 10-K | 15

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
Zogenix Inc. | 2020 Form 10-K | 16

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
Zogenix Inc. | 2020 Form 10-K | 17

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
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the Rare Pediatric Disease Priority Review Voucher program. However, even if the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2024, the sponsor of the marketing application for such drug will be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026.
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
Zogenix Inc. | 2020 Form 10-K | 18

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
Zogenix Inc. | 2020 Form 10-K | 19

Similar to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. This includes control of compliance by the companies within the EU legal framework (i.e., GCP, GLP, cGMP and pharmacovigilance rules, which govern quality control of the manufacturing process and require documentation policies and procedures). We and our third party manufacturers are required under regulations to ensure that all of our processes, methods, and equipment are compliant with GCP, GLP, cGMP and pharmacovigilance rules. The EMA and national competent authorities have in the past, and expect that they will continue to, may arrange inspections to ensure that we adhere to these principles and regulations. Any adverse findings from such inspections, depending on their severity, may result in significant delays in obtaining a marketing authorization, may impose penalties or may result in other action by regulatory authorities.
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
Zogenix Inc. | 2020 Form 10-K | 20

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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the ACA) also imposed new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to teaching hospitals and physicians (as defined by statute), and any ownership or investment interested held by such physicians and their immediate family members during the preceding calendar year. Beginning in 2022, such reporting obligations will extend to any payments and other transfer of value made during the prior calendar year to certain other health care professionals, including physician assistants and nurse practitioners. Failure to submit required information may result in civil monetary penalties for any payments, transfers of value or ownership or investment interests not reported in an annual submission, and additional penalties for “knowing failures”. Manufacturers are required to report such data to the government by the 90th day of each calendar year.
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
Violations of any of these laws or other governmental regulations may result in civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if the drug manufacturer becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non‑compliance with these laws, and curtailment or restructuring of its operations.
Data Privacy and Security Laws
We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including
Zogenix Inc. | 2020 Form 10-K | 21

health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party service providers. For example, we may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations implemented thereunder, which establishes a set of national privacy and security standards for the protection of protected health information by “covered entities” (health plans, health care clearinghouses and certain health care providers) and the “business associates” with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting protected health information.
In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018 (CCPA), the California Privacy Rights Act (CPRA) and the EU General Data Protection Regulation (GDPR), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Acts, or Tax Act, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the entire ACA is invalid based primarily on the fact that the Tax Act repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.
Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a
Zogenix Inc. | 2020 Form 10-K | 22

temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Human Capital
As of December 31, 2020, we had 218 full-time employees, consisting of 168 employed in the United States, 47 employed in the United Kingdom and other European countries and three in Japan. Of these employees, 100 were engaged primarily in product development, quality assurance and clinical development and regulatory activities, 58 were engaged primarily in sales and commercialization activities, seven were engaged primarily in manufacturing, and the remaining 53 were engaged primarily in management and general and administrative activities.
None of our employees are represented by a labor union, and we consider our employee relations to be good. We currently utilize two employer services companies to provide human resource services. These service companies are the employer of record for payroll, benefits, employee relations and other employment-related administration.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants.
About Zogenix
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix Inc. on August 28, 2006. Our principal executive offices are located at 5959 Horton Street, Suite 500, Emeryville, California 94608, and our telephone number is (510) 550-8300. We conduct our research and development activities and general and administrative functions primarily from our Emeryville, California location.
Available Information
Zogenix Inc. | 2020 Form 10-K | 23

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
Zogenix Inc. | 2020 Form 10-K | 24

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
Risks Related to Our Business and Industry
Our success depends substantially on Fintepla as commercial product and as a product candidate in other indications as well as our product candidate MT1621. We cannot be certain that Fintepla will receive additional regulatory approvals we may pursue, or be successfully commercialized, or whether MT1621 or any future product candidates will receive regulatory approval or be successfully commercialized.
Our business depends substantially on the successful commercialization of Fintepla, and the development and commercialization of Fintepla for additional indications or other changes and of MT1621. Although Fintepla has been approved in the United States and Europe for the treatment of seizures associated with Dravet syndrome in patients two years of age and older, we may not be able to obtain supplemental approvals for Fintepla or obtain initial approvals for MT1621 in the future. Accordingly, Fintepla, MT1621 and any future product candidates will require additional clinical and pre-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
We are not permitted to market our product candidates in the United States until we receive approval of an NDA or NDA supplement from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals.
For example, MT1621 has been evaluated in a Phase 2 retrospective treatment clinical study called RETRO, which demonstrated increased survival probability and improved functional abilities for patients treated with MT1621 compared with untreated natural history control patients. However, the FDA or EMA may disagree with the design of the RETRO and the reliance on a natural history dataset as the comparator, and we may be required to conduct additional trials prior to seeking regulatory approval.
Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approvals for MT1621 or any future product candidate, and any supplemental approvals for Fintepla, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of Fintepla and MT1621 and would have a material and adverse impact on our business.
Even if we successfully obtain additional regulatory approvals to market Fintepla, or initial approvals to market MT1621, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.
We may not be successful in executing our sales and marketing strategy for the commercialization of Fintepla.
We have built a highly specialized and focused commercial sales and marketing organization, including sales, marketing and customer support functions, to commercialize Fintepla in the United States and Germany, our first market in Europe. We will need to build a commercial sales and marketing organization to launch and commercialize Fintepla in other markets if we are able to secure appropriate marketing and reimbursement approvals. Prior to commercial launch of Fintepla, we had no prior experience in the marketing and sale of a rare disease product, and there are significant risks involved in managing a sales organization, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate
Zogenix Inc. | 2020 Form 10-K | 25

sufficient sales leads, effectively manage a sales and marketing team, and handle any unforeseen costs and expenses. In addition, even if our self-commercialization strategy works in one market, such strategy may not be successful in other markets. If we are unable to successfully maintain our sales and marketing organization, implement our commercialization plans and facilitate adoption by patients and physicians of Fintepla, then we will not be able to generate significant revenue which will have a material adverse effect on our business, results of operations, financial condition and prospects.
We depend on a sole specialty distributor, our customer, for distribution of Fintepla in the United States, and the failure of this specialty distributor to distribute Fintepla effectively would adversely affect sales of Fintepla.
We rely on our only customer, a specialty distributor for the distribution of Fintepla in the United States. Our customer subsequently resells our product through its related specialty pharmacy provider to patients and health care providers. A specialty pharmacy is a pharmacy that specializes in the dispensing, and a specialty distributor is a distributor that specializes in the distribution, of medications for complex or chronic conditions, which often require a high level of patient education, physician administration and ongoing management. The use of a specialty distributor who distributes Fintepla through its related specialty pharmacy provider to patients and health care providers involves certain risks, including, but not limited to, risks that our customer will:
•not provide us accurate or timely information regarding their inventories, the number of patients who are using our product or complaints about our product;
•reduce or discontinue their efforts to sell or support or otherwise not effectively sell or support our product;
•not devote the resources necessary to sell our products in the volumes and within the time frames that we expect;
•engage in unlawful or inappropriate business practices that result in legal or regulatory enforcement activity which could result in liability to us or damage the goodwill within the Dravet syndrome community associated with Fintepla; and
•be unable to satisfy financial obligations to us or others.
In the event that our customer does not fulfill its contractual obligations to us or refuses to or fails to adequately perform distribution of Fintepla to patients and healthcare providers, or the agreements with us are terminated without adequate notice, shipments of Fintepla, and associated revenues, would be adversely affected.
Further, if our customer becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose our relationship with our customer, our revenue, results of operations and cash flows would be adversely affected. If our customer cannot perform as agreed or the relationship is otherwise terminated, we may be unable to replace them on a timely basis or at all. Even if we are able to replace our customer with a different specialty distributor/customer, such transition could result adversely affect our results of operations and cash flows.
Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we closed our offices for all but the most essential activities and have implemented a policy allowing all employees to work from across all locations, following the guidelines or directives issued by federal, state and local government agencies in the U.S. as well as the U.K. government. As a result of these restrictions, our sales force has not been able to conduct in-person interactions with physicians and healthcare providers and have been restricted to primarily conducting educational and promotional activities for Fintepla virtually, which may impact our ability to market Fintepla. To date, we have been able to continue to supply Fintepla commercially to our patients in the U.S. and Germany and both Fintepla and MT1621 to our patients currently enrolled in our clinical trials and we do not currently anticipate any interruptions in clinical or commercial supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:
Zogenix Inc. | 2020 Form 10-K | 26

•an inability to effectively market Fintepla or interruptions in patient site access as part of our REMS program;
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
•refusal of the FDA or EMA to accept data from clinical trials in certain geographies; and
•difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.
In addition, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our commercial sales, clinical trials, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of certain variants of the disease that may be less susceptible to available vaccines, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
To the extent the COVID-19 pandemic adversely affects our business and financial results, many of the other risks described in this “Risk Factors” section may be heightened.
Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for our product candidates, which could prevent or significantly delay their regulatory approval.
Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining U.S. regulatory approval for a product candidate we must gather substantial evidence from well-controlled clinical trials that demonstrate to the satisfaction of the FDA that the product candidate in question is safe and effective, and
Zogenix Inc. | 2020 Form 10-K | 27

similar regulatory approvals would be necessary to commercialize our product candidates in other countries. Failure can occur at any stage of our clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.
A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If our product candidates are not shown to be safe and effective in clinical trials, the programs could be delayed or terminated, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
The results from the prior clinical trials of our product candidates may not necessarily be predictive of the results of future clinical trials or preclinical studies. The results of prior clinical trials of our product candidates may not be replicated in any future clinical trials of these product candidates. Clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in prior clinical trials nonetheless have failed to obtain FDA approval. If we fail to produce positive results in our clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates and our business and financial prospects, would be adversely affected.
Further, Fintepla may not be approved for LGS even though recent, positive topline results from our ongoing Phase 3 trial of Fintepla for LGS showed that Fintepla met its primary and certain key secondary endpoints. Similarly, MT1621 may not be approved even though the RETRO data demonstrated improved survival probability of patients treated with MT1621 compared with a natural history patient control group. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials, including with the design of the Phase 2 retrospective study comparing the outcomes from the MT1621 active treatment group against outcomes from a natural history dataset. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which are based on preliminary analyses of then-available data. Such preliminary results and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
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
Zogenix Inc. | 2020 Form 10-K | 28

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
Delays in the commencement or completion of clinical testing for Fintepla or MT1621 or pre-clinical or clinical testing for any future product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approvals for, or generate revenues from, such product candidates.
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
Zogenix Inc. | 2020 Form 10-K | 29

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
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, sales and marketing capabilities, including larger, well-established sales forces, manufacturing capabilities, experience in marketing products and obtaining regulatory approvals for product candidates and other resources than we do.
For example, Fintepla competes against other products and product candidates approved and in development for the treatment of Dravet syndrome. In June 2018, the FDA approved the first treatment of seizures associated with Dravet syndrome, as well as LGS, GW Pharmaceuticals’ Epidiolex® (cannabidiol or CBD). Epidiolex is a liquid drug formulation of plant-derived purified CBD, which is a chemical component of the Cannabis sativa plant, more commonly known as marijuana. GW’s CBD was subsequently approved for the treatment of Dravet syndrome and LGS by the European Commission (as Epidyolex®) in September of 2019. In August 2018, the FDA approved a second treatment, Biocodex’s Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Stiripentol is approved in Europe, Canada and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. Multiple companies are developing clinical-staged product candidates for the potential treatment of Dravet syndrome. Ovid Therapeutics, Inc. is currently evaluating its product candidate OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H), for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials. Additional clinical stage candidates for the treatment of Dravet syndrome include Ataluren from PTC Therapeutics (exploratory Phase 2), Huperzine-A from Supernus Pharmaceuticals (Phase 1/2), and clemizole (Phase 1) being evaluated by Epygenix Therapeutics, Inc.
We expect Fintepla to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. While we currently are not aware of any pharmaceutical companies who are developing a pharmaceutical product candidate for the treatment of TK2d that would compete against MT1621, one or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to successfully differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:
Zogenix Inc. | 2020 Form 10-K | 30

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
If Fintepla or MT1621, if approved, does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of Fintepla in Dravet syndrome or, if approved, in other indications, or of MT1621, if approved by the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Adequate coverage and reimbursement of our approved product by third-party payors are critical for commercial success. The degree of market acceptance of Fintepla or any product candidates for which we may receive regulatory approval will depend on a number of factors, including:
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
Zogenix Inc. | 2020 Form 10-K | 31

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
We have sought and may seek FDA approval in the future through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as we anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval.
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
Zogenix Inc. | 2020 Form 10-K | 32

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
Excluding gains from two discrete business divestitures, we have incurred significant net losses from our operations since the inception and have an accumulated deficit of $1.3 billion as of December 31, 2020. During the year ended December 31, 2020, net cash used in operating activities was $167.5 million. We expect to continue to incur operating losses and negative cash flow from operating activities for at least the next year primarily as a result of costs incurred related to the development and commercialization of Fintepla and MT1621. Additionally, in the event that MT1621 is approved in the United States or the EU, we will owe milestone payments related to our 2019 acquisition of development and commercialization rights to MT1621. Our ability to generate revenues from Fintepla or MT1621, if approved, will depend on a number of factors including our ability to successfully complete clinical trials, obtain necessary regulatory approvals in target countries and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, if at all. If we do not generate significant sales from Fintepla or MT1621, if approved, or any future product candidate that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have agreements with third-party CROs to conduct our ongoing and planned Phase 3 programs for Fintepla and our clinical development program of MT1621. We rely heavily on these parties for the execution of our clinical trials and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with GCP requirements for clinical studies of our product candidates, and GLP requirements for certain pre-clinical studies. The FDA enforces these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional pre-clinical studies or clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP, regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
If any of our relationships with these third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or
Zogenix Inc. | 2020 Form 10-K | 33

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
We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We outsource all manufacturing and packaging of the clinical trial materials for Fintepla and MT1621 to third parties and will rely on third parties for commercial manufacturing and packaging of Fintepla, and for MT1621, if approved. In February 2019, we entered into a master supply agreement with Aptuit, pursuant to which Aptuit became our commercial manufacturer and supplier of the fenfluramine API. In addition, in July 2019 we entered into the PCI Pharma Agreement, pursuant to which PCI Pharma became our commercial manufacturer and supplier for Fintepla. We may never be able to establish additional sources of supply for Fintepla.
Zogenix Inc. | 2020 Form 10-K | 34

The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or other regulatory agencies pursuant to inspections that will be conducted after we submit a an NDA to the FDA or their equivalent to other regulatory agencies. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of our drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency and pure compounds or other products, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if regulatory authorities withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market Fintepla or our other product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Our or a third-party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms, or to comply with cGMP could adversely affect our business in a number of ways, including an inability to initiate or continue clinical trials of any future product candidates under development, delays in submitting regulatory applications, or receiving marketing approvals, for our product candidates, requirements to cease development or to recall batches of our product candidates, and an inability to meet commercial demands for Fintepla or our other products, if approved. In addition, reliance on suppliers entails risks to which we would not be subject if we manufactured our product candidate ourselves, including:
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of December 31, 2020, we had 218 full-time employees, consisting of 168 employed in the United States, 47 employed in the United Kingdom and other European countries and three in Japan. Of these employees, 100 were engaged primarily in product development, quality assurance and clinical development and regulatory activities, 58 were engaged primarily in sales and commercialization activities, seven were engaged primarily in manufacturing, and the remaining 53 were engaged primarily in management and general and administrative activities. If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
Zogenix Inc. | 2020 Form 10-K | 35

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, especially in the San Francisco Bay Area where we have our headquarters. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, our ability to implement our business strategy and our ability to maintain effective internal controls for financial reporting and disclosure controls and procedures as required by the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). The loss of the services of any members of our senior management team, especially our Chief Executive Officer and President, Stephen J. Farr, Ph.D., could delay or prevent the continued development and commercialization of Fintepla and our other product candidates. Further, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Fintepla or any of our other product candidates for which we may receive regulatory approval on reasonable pricing terms, their commercial success may be severely hindered.
Successful sales of Fintepla and any product candidates for which we may receive regulatory approval will depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
In addition, the market for our products will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical
Zogenix Inc. | 2020 Form 10-K | 36

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
Zogenix Inc. | 2020 Form 10-K | 37

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
We may be unable to obtain regulatory approvals for or commercialize MT1621 or any future product candidates outside of the United States.
We intend to market Fintepla and if approved, MT1621 outside of the United States. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” and those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K regarding FDA approval in the United States, as well as other risks.
For example, in the European Economic Area (EEA), which is comprised of 28 EU member states plus Iceland, Liechtenstein, and Norway, medicinal products can only be commercialized after obtaining a MA. There are two types of MAs:
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
Zogenix Inc. | 2020 Form 10-K | 38

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
Risks Related to Our Financial Position and Capital Requirements
We have incurred significant operating losses and negative cash flows from operations since inception and are dependent upon external sources of financing to fund our business and development.
We currently have limited collaboration revenue under an arrangement with Nippon Shinyaku Co., Ltd. We commenced the commercial launch of Fintepla in the United States in July 2020 and in Germany in February 2021,
Zogenix Inc. | 2020 Form 10-K | 39

which have produced limited revenue to date. We have financed our operations primarily through the proceeds from the issuance of equity securities and debt, and have incurred negative cash flow from operations in each year since our inception. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $209.4 million, $419.5 million and $123.9 million, respectively, and our cash used in operating activities was $167.5 million, $111.5 million and $111.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $1.3 billion. The net losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital.
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
We may require additional funding in the future to carry out our plan of operations and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs or future commercialization efforts.
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
•the timing of regulatory approval for any of our product candidates and the commercial success of Fintepla and any other approved products;
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
Zogenix Inc. | 2020 Form 10-K | 40

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
In September 2020, we issued $200.0 million aggregate principal amount of our Convertible Senior Notes in a private offering exempt from registration under the Securities Act of 1933. In connection with the offering, we granted the initial purchasers an option to purchase up to an additional $30.0 million in principal amount of Convertible Senior Notes, which was exercised in full in October 2020. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Our results of operations and liquidity could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, public health emergencies, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future to contribute to, increased volatility and diminished expectations for the economy and the markets. For example, the COVID-19 pandemic has impacted the global economy, including limiting global travel, impacting our operations and the operations of the third-parties we work with. The extent to which the COVID-19 pandemic will impact our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the progress on the distribution of vaccinations in the locations where we operate, new information which may emerge concerning the severity of any variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Zogenix Inc. | 2020 Form 10-K | 41

We may need to raise additional funds through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. For example, in May 2016, we entered into an at-the-market sales agreement (the ATM Sales Agreement), with Cantor Fitzgerald & Co. (Cantor), pursuant to which Cantor agreed to act as a sales agent in connection with sale of our common stock from time to time pursuant to an effective registration statement. In June 2020, we filed a prospectus supplement (the 2020 ATM Prospectus), to our automatic “shelf” registration statement on Form S-3 registering the offering, issuance and sale of up to $200.0 million in gross aggregate proceeds of common stock pursuant to the 2016 Sales Agreement. As of December 31, 2020, there was $194.9 million remaining for future sales under the 2020 ATM Prospectus. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership interest in us will be diluted. Debt financing typically contains covenants that restrict operating activities.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards, and certain other attributes (such as any future carryovers resulting from disallowed business interest deductions) (collectively, tax attributes) that could be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a rolling three-year period as determined under the Code, which we refer to as an ownership change. Any such annual limitation may significantly reduce the utilization of these tax attributes before they expire. Although we have experienced several ownership changes in the past, we do not anticipate that the limitations arising from prior ownership changes will significantly impact our ability to utilize our net operating losses and tax credit carryforwards. We may also experience ownership changes in the future, however, which could limit the use of our tax attributes and have an adverse effect on our consolidated results of operations. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 (Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act, we may not use net operating loss carryforwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income by more than 80% in any taxable year beginning after December 31, 2020. These limitations may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
Zogenix Inc. | 2020 Form 10-K | 42

We are exposed to fluctuations in the market values of our investments.
As of December 31, 2020, our cash, cash equivalents and marketable securities totaled $251.2 million. Our cash equivalents and marketable securities include money market funds and certificate of deposits, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper meeting the criteria of our investment policy, which prioritizes the preservation of capital. These investments are subject to general credit, liquidity, market and interest rate risks, instability in the global financial markets, or other factors. As a result, the value or liquidity of our investments could decline and result in a material impairment, which could have a material adverse effect on our financial results and the availability of cash to fund our operations.

Risks Related to Government Regulation
Fintepla, MT1621 and any of our future product candidates are subject to extensive regulation.
Fintepla is approved in the United States for the treatment of seizures associated with Dravet syndrome in patients two years and older, and we currently are developing Fintepla for the treatment of seizures associated with LGS and CDKL5 Deficiency Disorder (CDD), and are developing MT1621 for the treatment of TK2d. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market Fintepla or any of our product candidates in the United States unless and until we receive regulatory approval from the FDA. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.
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
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. We cannot guarantee that the FDA will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain additional regulatory approvals to market Fintepla, or our failure to obtain initial regulatory approvals to market MT1621 or any other product candidate, which would significantly harm our business, results of operations and prospects.
In addition, the FDA may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA may approve a product candidate with a REMS or a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. For example, the FDA approved Fintepla for the treatment of seizures associated with Dravet syndrome subject to the Fintepla REMS program, which requires echocardiogram assessments of patients before, during, and after treatment with Fintepla. The FDA may also grant approval contingent on the performance of costly post-marketing clinical trials. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for Fintepla or MT1621.
Zogenix Inc. | 2020 Form 10-K | 43

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
Zogenix Inc. | 2020 Form 10-K | 44

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Fintepla, or by MT1621 or any of our future product candidates, if approved, a number of potentially significant negative consequences could result, including:
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
Even though we have obtained regulatory approval for Fintepla, and even if we obtain approval for MT1621 or any other product candidate, we will remain subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.
Following potential approval of any of our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For example, the FDA approved Fintepla for the treatment of seizures associated with Dravet syndrome subject to the Fintepla REMS program, which among other things, requires echocardiogram assessments of patients before, during, and after treatment with Fintepla. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements following approval. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated type, severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
Zogenix Inc. | 2020 Form 10-K | 45

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
In addition, the product labeling, advertising and promotion for Fintepla, and for any of our product candidates that may receive approval, will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. For example, the FDA-approved label for Fintepla is limited to the treatment of seizures associated with Dravet syndrome in patients two years of age and older. Physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
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
Zogenix Inc. | 2020 Form 10-K | 46

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
The successful commercialization of Fintepla and our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish favorable coverage and pricing policies, and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for Fintepla or any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
Our ability to commercialize Fintepla and any of our product candidates successfully, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage and the adequacy of reimbursement for the product and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). Obtaining coverage and adequate reimbursement is contingent on our ability to:
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
Third-party payors are also introducing more challenging price negotiation tactics, including in re-visiting established coverage and reimbursement in cases when new competitors, including brands, generics and biosimilars enter the market. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to cover the cost of the alternative product. Even if we show improved efficacy or improved convenience of administration with Fintepla or any our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for our product candidates. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed
Zogenix Inc. | 2020 Form 10-K | 47

products at levels that are too low to enable us to realize an appropriate return on our investment in our products. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound, in other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. In other cases, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation tactics could have a negative impact on our ability to commercialize our product candidates successfully.
Evolving health policy and associated legislative changes related to coverage and reimbursement aimed at lowering healthcare expenditure could impact the commercialization of Fintepla and our product candidates. Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.
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
Healthcare reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of Fintepla or any of our product candidates that may be approved by the FDA.
In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our customers. There have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which included measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:
Zogenix Inc. | 2020 Form 10-K | 48

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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Act was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.
Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Zogenix Inc. | 2020 Form 10-K | 49

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
If we do not comply with federal and state healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We could be subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:
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
Zogenix Inc. | 2020 Form 10-K | 50

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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and
•similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business,
Zogenix Inc. | 2020 Form 10-K | 51

affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Further, from January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
Risks Related to Our Intellectual Property
Zogenix Inc. | 2020 Form 10-K | 52

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
Zogenix Inc. | 2020 Form 10-K | 53

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
Zogenix Inc. | 2020 Form 10-K | 54

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
In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product candidate or proprietary technologies. Because (i) patent applications filed only in the United States may be maintained in secrecy until the patents are issued, (ii) other United States patent applications and patent applications filed in many foreign jurisdictions are typically not published until eighteen months after their filing date, (iii) publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party filed a U.S. patent application prior to March 16, 2013 on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs
Zogenix Inc. | 2020 Form 10-K | 55

of these proceedings could be substantial, and it is possible that such proceedings may be decided against us if the other party had independently arrived at the same or similar invention prior to our own or, if applicable, our licensor’s invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, if another party has reason to assert a substantial new question of patentability against any of our claims in our owned and in-licensed U.S. patents, the third party can request that the USPTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. We are currently defending an opposition to one of our patents in the European Patent Office, and in the future we may become a party to patent opposition proceedings in the European Patent Office, Australian Patent Office or other jurisdictions where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful. In any such proceedings, a court or other administrative body may decide that a patent of ours is invalid, in whole or in part or construe our patent’s claims narrowly resulting in a loss of our patent position. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.
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
Zogenix Inc. | 2020 Form 10-K | 56

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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2020, the price per share for our common stock on The Nasdaq Global Market has ranged from a low sale price of $16.65 to a high sale price of $57.22. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:
•FDA or international regulatory actions and whether and when we receive regulatory approval for MT1621;
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
Zogenix Inc. | 2020 Form 10-K | 57

•the development and sustainability of an active trading market for our common stock;
•future sales of our common stock by our officers, directors and significant stockholders;
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, security breaches, system failures, public health crises, pandemics such as COVID-19 or responses to these events;
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
•timing and level of commercial sales of Fintepla;
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. We commenced the commercial launch of Fintepla in the United States in July 2020 and in Germany in February 2021. Additionally, from time to time, in addition to the existing Shinyaku Agreement, we may enter into collaborative arrangements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future collaborative arrangements and sales of Fintepla and our other products, if approved. Furthermore, revenues may consist of the recognition of deferred revenue from upfront, nonrefundable payments that we received from Shinyaku or payments we may receive under future collaboration agreements and the timing of recognizing deferred revenue is subject to significant management judgments, including estimating total costs at completion. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. As a result, any period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of future performance.
Zogenix Inc. | 2020 Form 10-K | 58

We have been involved in securities class action litigation and may become involved in future securities class action litigation that could divert management’s attention and adversely affect our business and could subject us to significant liabilities.
The stock markets have experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility. We have in the past and may in the future become involved in securities class action litigation. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of December 31, 2020, we had research coverage by only nine securities analysts. If these securities analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2020, we had approximately 57.3 million shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
Zogenix Inc. | 2020 Form 10-K | 59

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
General Risk Factors
As a result of operating as a public company, we incur significant legal and accounting compliance costs and we are subject to the Sarbanes-Oxley Act, and we can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.
As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. In addition, we currently do not have an internal audit function, and we may in the future need to hire additional accounting and financial staff to establish such a function. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we
Zogenix Inc. | 2020 Form 10-K | 60

cannot conclude that we have effective internal controls over our financial reporting, or our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
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
Despite the implementation of security measures, our internal computer systems and those of our current and our partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. For example, we have been the target of cyber-attacks seeking to misappropriate our funds and have also experienced failures in our information systems and computer servers. We cannot be sure that similar cyber-attacks or failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval and post-market study compliance efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed or otherwise adversely affected.
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.
We use information technology, computer systems and networks to process, transmit and store electronic information in connection with our business activities. Cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, scope and
Zogenix Inc. | 2020 Form 10-K | 61

sophistication in every industry. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation and increase our stock trading risk. We have in the past experienced cyber-attacks, and there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our data that is stored on their systems. A cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2020, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 37,307 square feet of leased office and laboratory space in Emeryville, California. In Maidenhead, United Kingdom, we lease approximately 7,331 square feet of office space. We also maintain limited office space for our recently formed subsidiaries in Ireland, Germany, Italy and Japan
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 12, Commitments and Contingencies.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Zogenix Inc. | 2020 Form 10-K | 62

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Zogenix common stock is listed on The Nasdaq Global Market under the symbol ZGNX.
Holders of Common Stock
According to the records of our transfer agent, there were nine holders of record of our common stock on February 19, 2021. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock over the five-year period ended December 31, 2020 to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2015, and that all dividends were reinvested. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return
Zogenix, Nasdaq Composite and Nasdaq Biotechnology Index

$400
$350
$300
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
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
Zogenix Inc. | 2020 Form 10-K | 63

Equity Compensation Plan Information
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 6.    RESERVED
Zogenix Inc. | 2020 Form 10-K | 64

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us” or “our” refer to Zogenix Inc. and its subsidiaries.
This discussion and analysis generally addresses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Overview
We are a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution has been approved by the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) for the treatment of seizures associated with Dravet syndrome, a rare, severe lifelong epilepsy. We have two additional late-stage development programs underway: Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), another rare epilepsy and MT1621, an investigational therapy for the treatment of TK2 deficiency (TK2d), a rare genetic disease.
We own and control worldwide development and commercialization rights to Fintepla, which was originally obtained in 2014 pursuant to an acquisition of Brabant Pharma, a privately-held U.K.-based pharmaceutical company. In March 2019, we entered into an exclusive distribution agreement with Nippon Shinyaku Co., Ltd. to distribute Fintepla in Japan, if approved for marketing in that country.
Fintepla for Patients with Rare Epilepsy Disorders
Dravet Syndrome
On June 25, 2020, the FDA granted approval of Fintepla for the treatment of seizures associated with Dravet syndrome in patients 2 years of age and older. During the third quarter of 2020, we commercially launched Fintepla through a restricted distribution program, called the Fintepla Risk Evaluation and Mitigation Strategy (REMS) Program. On December 18, 2020, the European Commission (EC) granted marketing authorization for Fintepla for the treatment of seizures associated with Dravet syndrome as an add-on therapy to other anti-epileptic medicines for patients two years of age and older. Fintepla will be available in Europe under a controlled access program requested by the EMA to prevent off-label use for weight management and to confirm that prescribing physicians have been informed of the need for periodic cardiac monitoring in patients taking Fintepla. We initially launched Fintepla for sale in Germany in February 2021 and expect to expand into other European markets thereafter. The approval for marketing of Fintepla in the U.S. and Europe was based on positive safety and efficacy results from two randomized, international, multi-center, placebo-controlled Phase 3 trials (Study 1 and Study 2), as well as data from an interim analysis of a long-term, open-label extension study in 330 Dravet syndrome patients treated up to three years.
In September 2020, we reported positive top-line results from our third Phase 3 trial (Study 3) of Fintepla for the treatment of seizures associated with Dravet syndrome. Study 3 corroborates the substantial impact of Fintepla on convulsive seizure reduction in patients with Dravet syndrome as previously demonstrated in Studies 1 and 2. Study 3 expands the countries where Fintepla has been evaluated to include Japan. We expect to include Study 3 as the pivotal study in our planned submission of a Japanese New Drug Application (J-NDA) in the second half of 2021.
Lennox-Gastaut Syndrome
In February 2020, we reported positive top-line results from our Phase 3 multicenter, global LGS trial (Study 1601), a double-blind, placebo-controlled study to assess the safety, tolerability and efficacy of Fintepla when added
Zogenix Inc. | 2020 Form 10-K | 65

to a patient’s current anti-epileptic regimen. Study 1601 included a total of 263 patients between the ages of 2 and 35 years whose seizures were uncontrolled while on one or more anti-epileptic drugs. The trial met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was superior to placebo in reducing the frequency of drop seizures and demonstrated statistically significant improvements versus placebo in key secondary efficacy measures, including proportion of patients with a clinically meaningful reduction in drop seizure frequency. We are working to gather the additional data required to support a supplemental New Drug Application (sNDA), including two-year carcinogenicity data from our non-clinical study in rats and additional safety data from our ongoing open label extension study. Based on our clinical development plan and written feedback received from the FDA in September 2020, we expect to submit the sNDA in the second quarter of 2021.
Fintepla for Other Potential Indications
In addition to Dravet syndrome and LGS, we are evaluating the treatment potential of Fintepla in other serious, treatment-resistant epileptic syndromes.
MT1621 for Patients with TK2 Deficiency
As a result of our acquisition of Modis in September 2019, we became a party to the Exclusive License Agreement, by and between Modis and Columbia, dated as of September 26, 2016 (the Columbia Agreement), related to MT1621. MT1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, a rare, debilitating, and often fatal genetic mitochondrial DNA depletion disease that primarily affects infants and children and for which there are currently no approved therapies.
In April 2020, we held an End-of-Phase 2 meeting with the FDA and in June 2020, we met with the FDA to discuss chemistry, manufacturing, and controls (CMC) for MT1621. In the meetings, the FDA outlined the additional clinical and non-clinical information needed for an NDA submission. Based on the feedback, we expect availability of all required data by end of 2021 to support an NDA submission, which we are targeting for mid-2022. In addition, we plan to conduct a Phase 1 pharmacokinetic (PK) study in renal impairment which was recommended by the FDA to provide dosing recommendations in the setting of impaired renal function and include the results in the NDA submission. The FDA also concurred with our proposed CMC plan for the prospective NDA submission.
Collaborative Arrangement with Nippon Shinyaku
In March 2019, we entered into an exclusive distribution agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the potential commercialization of Fintepla in Japan. We retained responsibility for clinical development programs for Fintepla, including completion of an additional Phase 3 trial (Study 3) to expand the countries to include Japan, amongst others, where Fintepla for the treatment of Dravet syndrome has been evaluated. Upon signing of the agreement, Shinyaku agreed to make upfront payments of $20.0 million over two years to support our research and development efforts. As of December 31, 2020, we have received $17.0 million, with the remaining amounts expected to be received in 2021. We will also be eligible to receive future regulatory and sales-based milestone payments of up to $108.5 million. Once Fintepla is approved for marketing in Japan, if ever, we are obligated to supply product to Shinyaku and will receive a tiered transfer price of up to a high-double digit percentage of the annual net sales of Fintepla in Japan. In September 2020, we reported positive top-line results from Study 3, which corroborates the substantial impact of Fintepla on convulsive seizure reduction in patients with Dravet syndrome as previously demonstrated in Studies 1 and 2. We expect to include Study 3 as the pivotal study in our planned submission of a J-NDA in the second half of 2021.
Tevard Collaboration, Option and License Agreement
In October 2019, we entered into an option agreement with Tevard Biosciences (Tevard), a privately-held company focused on tRNA-based gene therapies. Under the agreement, Tevard granted us an option to license exclusive rights related to a preclinical development program to identify and develop novel tRNA-based gene therapies for Dravet syndrome. During 2020, we extended the option period to exercise our license rights prior to entering into a collaboration, option and license agreement with Tevard. Payments made under the option agreement were nonrefundable, but may be credited against the upfront payment due if we exercise our option on the preclinical development program. Payments made under the option agreement of $2.0 million in 2019 and
Zogenix Inc. | 2020 Form 10-K | 66

$5.5 million in 2020 were included in acquired IPR&D expense and related costs in our consolidated statement of operations.
In December 2020, we exercised the option on the Dravet syndrome program and entered into a collaboration, option and license agreement with Tevard (the Tevard Agreement). The financial terms of the Tevard Agreement included an upfront payment of $5.2 million. In connection with the transaction, we also purchased a convertible promissory note issued by Tevard in the amount of $5.0 million. The note matures in December 2022 and carries interest at 3.5% per year. The note will automatically convert into equity securities issued by Tevard in their next equity financing transaction at a conversion price equal to the price paid per share by other investors of the financing transaction.
In addition to the upfront payments, we have agreed to fund Tevard’s early discovery activities under the licensed Dravet syndrome program in accordance with the development plan as determined by the parties to the agreement. Once Tevard completes the early discovery activities for a program, we will be responsible for any potential future development and commercialization activities. Tevard is also eligible to receive additional development, regulatory and commercial-related milestone payments of up to $100.0 million for the Dravet program, as well as tiered royalties on future net sales in the single digits that result from the collaboration. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds subsequently discovered and developed by Tevard. The agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under the agreement with respect to a licensed program or product; however, we have the unilateral right to terminate the agreement with 180 days advanced notice
See the above “Business” section for a more complete discussion of our business.
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
We commenced the commercial launch of Fintepla in the United States in July 2020 and in Germany in February 2021. Our commercialization efforts will need to navigate through the operational restrictions imposed on our sales force from quarantines, travel restrictions and bans and other governmental and healthcare restrictions related to COVID-19. As a result of these restrictions, our sales force has not been able to conduct in-person interactions with physicians and healthcare providers and have been restricted to primarily conducting educational and promotional activities for Fintepla virtually, which may impact our ability to market Fintepla. In addition, Fintepla is being launched through our Fintepla REMS program in the U.S. and a controlled access program in Europe, with each program requiring patients to obtain echocardiograms during this pandemic.
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
Zogenix Inc. | 2020 Form 10-K | 67

Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.
The significant accounting policies followed, and methods used, in the preparation of our financial statements are detailed in Note 2 to the consolidated financial statements included in this Form 10-K. We believe that the application of the policies discussed below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements and actual results could differ from these estimates under different assumptions or conditions. Adjustments to these estimates would impact our financial position and future results of operations.
Revenue Recognition
Our revenues consist of product sales of Fintepla and revenues derived from our collaboration arrangement with Nippon Shinyaku Co., Ltd. (Shinyaku).

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
We distribute Fintepla in the U.S. through an arrangement with a specialty distributor who is our customer. The specialty distributor subsequently resells our product through its related specialty pharmacy to patients and health care providers. Separately, we have or may enter into payment arrangements with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs who provide coverage and reimbursement for our products that have been proscribed to a patient. For the year ended December 31, 2020, our revenue from net product sales were only generated in the U.S. following the FDA’s approval for marketing of Fintepla for the treatment associated with seizures in Dravet syndrome in June 2020. In Europe, we launched Fintepla for Dravet syndrome in February 2021 following the EMA’s approval for marketing in December 2020.
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of consideration payable to our customer and third-party payers for which reserves are established and that result from government rebates, chargebacks, co-pay assistance, prompt-payment discounts and other allowances that are offered under arrangements between us, our customer, and third-party payers related to the sales of Fintepla. These reserves are classified as either reductions of accounts receivable (if the amounts are payable to our customer) or as refund liabilities within current liabilities (if the amounts are payable to a party other than our customer). Amounts billed or invoiced are included in accounts receivable, net on our consolidated balance sheet. We did not have any contract assets (unbilled receivables) at December 31, 2020, as we generally invoice our customer before or at the time of revenue recognition. We also did not have any contract liabilities at December 31, 2020, as we did not receive payments in advance of fulfilling our performance obligations to customer.
Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. We have standard payment terms that generally require payment within approximately 30 days. At December 31, 2020, an allowance for credit losses was not considered necessary as the accounts receivable due from our exclusive arrangement with a single specialty distributor in the U.S. was deemed collectible.
We recognize product revenues when a customer obtains control of our product, which occurs at a point in time and is typically upon delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer takes title of the product from our consigned inventory location for shipment directly to a patient or healthcare provider. In the event the variable consideration is constrained, we include an amount to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future reporting period. Depending on the type of variable consideration, we use either the most likely method or expected value method to estimate variable consideration related to Fintepla product sales. We do not have any
Zogenix Inc. | 2020 Form 10-K | 68

material constraints on our variable consideration included within the transaction price for Fintepla product sales. The actual amount of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, the estimates will be adjusted, which will affect our revenue from net product sales in the period that such variances become known.
Each unit of Fintepla that is ordered by our customers represent a separate performance obligation that is completed when the customer obtains control of our product. We record product revenues, net of variable consideration, any applicable constraint, and consideration payable to parties other the customer at that point in time. We record shipping and handling costs within cost of product sales on our consolidated statements of operations. We classify payments to customers or its affiliates for certain services, to the extent that the services provided are distinct from the sale of our product and we can reasonably estimate its fair value, as selling, general and administrative expenses on our consolidated statements of operations. We have elected to exclude taxes collected from our customers and remitted to governmental authorities from the measurement of the transaction price.
We sell Fintepla to our customer at wholesale acquisition cost, and calculate product revenue from Fintepla sales, net of variable consideration and consideration payable to parties other than our customer. Variable consideration and consideration payable to parties other than the customer consists of estimates related to the following categories:
Trade Discounts and Allowances: We provide customers with discounts for prompt payment and we also pay fees to customers for distribution services rendered that are not distinct from product sales. We expect customers to earn these discounts and fees, and accordingly we deduct these discounts and fees in full from our gross product revenue and accounts receivable at the time we recognize the related revenue.
Government Rebates: Fintepla is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other government programs that are eligible for rebates on the price they pay for Fintepla. To determine the appropriate amount to reserve for these rebates, we identify the government-funded health insurer of patients who receive Fintepla as sold by our customer, apply the applicable government discount to these sales, and estimate the portion of total rebates that we anticipate will be claimed.
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
Collaboration Revenue
We earn revenue in connection with a collaborative arrangement with Shinyaku entered into in March 2019 (Shinyaku Agreement). See Note 3 for a more detailed discussion on revenue recognition under the agreement.
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
Zogenix Inc. | 2020 Form 10-K | 69

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
Zogenix Inc. | 2020 Form 10-K | 70

Research and Development Expense and Accruals
Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Research and development costs include personnel-related costs, outside contracted services including clinical trial costs, contract manufacturing costs for products that have not obtained regulatory approval, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation, materials used in clinical trials and research and development and costs incurred related to our agreement with Nippon Shinyaku Co., Ltd. We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets on our consolidated balance sheets until the goods or services are realized or consumed. We classify such prepaid assets as current or non-current assets based on our estimates of the timing of when the goods or services will be realized or consumed.
Our expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites, contract research organizations (CROs) and other third-party vendors that support us in our research and development efforts. Payments under some of our contracts with these service providers depend on factors such as the achievement of clinical milestones such as the successful enrollment of certain numbers of patients, site initiation, or completion of a clinical trial. In accruing for these services at each reporting date, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If available, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate our accrual based only on information available to us. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. Amounts ultimately incurred in relation to amounts accrued for these services at a reporting date may be substantially higher or lower than our estimates.
Convertible Senior Notes
In accounting for the issuance of the Notes, we performed an assessment of all embedded features of the debt instrument to determine if (i) such features should be bifurcated and separately accounted for, and (ii) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheets and re-measured to fair value at each reporting period.
We determined the embedded conversion feature in the Notes is not required to be separately accounted for as a derivative liability instrument because it is considered to be indexed to our common stock. However, since the Notes may be settled with a combination of cash and shares, at our election, we are required to separate the Notes into debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument issued by us without the conversion feature. The difference between the full principal amount of the Notes and this estimated fair value was recorded as a debt discount on the Notes, with a corresponding offset to additional paid-in capital (the equity component). In addition, debt issuance costs associated with the Notes were allocated to the debt and equity components in proportion to the allocation of the full principal amount to those components.
At issuance, the debt component of the Notes was estimated to have a fair value of $152.1 million based on contractual cash flows discounted at our estimated non-convertible debt borrowing rate of 9.7%. Our determination of an appropriate discount rate was based on a yield curve derived from then-recent publicly-traded bond offerings with a similar term for companies with similar credit ratings to us (Level 2 inputs). As a result, the equity component of $77.9 million, which represents the difference between the proceeds from the issuance of the Notes and the fair value of the debt component, was recognized as a debt discount. In addition, debt issuance costs of $7.5 million related to the issuance of the Notes were comprised of $4.9 million attributable to the debt component, and recorded as debt discount, with the remaining $2.5 million attributable to the equity component and netted with the equity component discussed above resulting in $75.3 million recorded to additional paid-in capital within stockholders’ equity on the consolidated balance sheet. The debt discount and issuance costs of $82.8 million are being amortized as interest expense over the expected term of the Notes of seven years using the effective interest rate of 9.9%. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2020, the outstanding Notes were not subject to conversion under the Indenture. At December 31, 2020, the Notes had a weighted-average remaining term of approximately 6.7 years and the equity component continues to meet the conditions for equity classification.
Zogenix Inc. | 2020 Form 10-K | 71

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
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. If the carrying value of the assets (asset group) exceeds its undiscounted cash flows, we then compare the fair value of the assets (asset group) to their carrying value to determine the impairment loss. The impairment loss will be allocated to the carrying values of the asset group, but not below their individual fair values.
If we determine that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific finite-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the finite-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life. There were no impairment charges for our finite-lived asset for all periods presented.
Until June of 2020, our indefinite-lived intangible asset consisted of in-process research and development (IPR&D) acquired in a business combination that were used in research and development activities but had not yet reached technological feasibility, regardless of whether they had alternative future use. The primary basis for determining the technological feasibility of these projects at the time of acquisition was obtaining regulatory approval to market the underlying products in an applicable geographic region which was upon the FDA’s June 2020 approval of Fintepla. Therefore, we classified in-process research and development acquired in a business combination as an indefinite-lived intangible asset until completion of the associated research and development efforts which occurred in June 2020. Upon completion of the associated research and development efforts, we performed a final test for impairment of this indefinite-lived intangible asset prior to its being recorded as a finite-lived intangible asset subject to amortization. In performing this final impairment test, the accounting guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of our IPR&D asset is less than its carrying amount, a quantitative impairment test must be performed. Otherwise, no further testing is required.
When performing a qualitative test, we considered the results of our most recent quantitative impairment test and identify the most relevant divers of the fair value for the IPR&D asset. The most relevant drivers of fair value we have identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset including discount rates, the probability of successfully of obtaining regulatory approval, costs to complete research and development efforts, sales price of the approved product, the number of patients who will be diagnosed and treated with our product and tax rates. Using these drivers of fair value, we identify events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weigh these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more-likely-than-not that the IPR&D asset is impaired, we will proceed with quantitatively determining the fair value of the IPR&D asset. For the final impairment test, we performed a qualitative test and concluded that it is more-likely-than-not that the fair value of our IPR&D asset exceeded its carrying value and no further testing was required after considering the positive impact on future cash flows associated with the IPR&D asset attributable with the removal of regulatory approval uncertainty and the final US price of our product.
Finite-lived intangible assets are subject to amortization over its estimated useful life. Finite-lived intangible assets are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Due to the inherent subjectivity of forecasting the timing in which the cash flows may be generated from our Fintepla intangible asset over a long-term time horizon, we concluded the pattern of economic benefit could not be reliably determined. We have therefore elected to use the straight-line method of amortization for this intangible asset.
The estimate of the useful life of our Fintepla intangible asset involves management judgment. In determining the estimated useful life, we considered the estimated period over which the asset will contribute directly or indirectly to our future cash flows, the strength of issued patents and related period of intellectual property
Zogenix Inc. | 2020 Form 10-K | 72

protection, the availability of competitor products treating similar indications and the impact of patent expiry on the sustainability of future operating cash flows of the asset.
Results of Operations
Revenues

	Year Ended December 31,
(In thousands)	2020	2019	$ Change
Net product sales	$9,587	$—	$9,587
Collaboration revenue	4,056	3,648	408
Total revenues	$13,643	$3,648	$9,995
We began to derive product revenue following the approval of Fintepla by the FDA in June 2020 and the commercial launch in the U.S. Prior to the commercial launch of Fintepla, our revenues were generated entirely through a collaboration agreement with Shinyaku entered into in March 2019.
Net Product Sales
For the year ended December 31, 2020, we recognized $9.6 million in net product revenue related to sales of Fintepla in the U.S. following our commercial launch in July 2020. In February 2021, we launched Fintepla for Dravet syndrome in Germany following the EMA’s approval for marketing in December 2020. We expect our net product revenue to increase in 2021 compared to 2020.
Collaboration Revenue
Collaboration revenue increased by $0.4 million for 2020 as compared to 2019, as we conducted an additional clinical trial (Study 3) to expand the countries where Fintepla has been evaluated to include Japan in fulfillment of our performance obligations under the collaboration arrangement. We anticipate Study 3 will be the pivotal study included in our planned submission of a J-NDA, expected to occur in the second half of 2021.
As recognition of our collaboration revenue is based on costs incurred to date relative to total estimated costs at completion when measuring progress combined with the uncertainty of when the events underlying various milestones are resolved, we expect our collaboration revenue will fluctuate from period to period.
Cost of Product Sales (Excluding Intangible Asset Amortization)
Cost of product sales (excluding intangible asset amortization) includes the cost of producing and distributing inventories that are related to product revenues during the respective period (including salary-related and stock-based compensation expenses for employees involved with production and distribution, freight and indirect overhead costs) and third-party royalties payable on our net product revenues. Cost of product sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.
For the year ended December 31, 2020, cost of sales primarily consisted of royalties payable on net sales of Fintepla under a license agreement and labeling and packaging costs. Substantially all of the cost of product sold in 2020 were for packaging and labeling as our inventory had a zero-cost basis. Prior to receiving FDA approval for Fintepla, we recorded all manufacturing product costs as research and development expense. We expect our cost of sales for Fintepla to increase as a percentage of net sales in beginning in mid-2021 in the future as we produce and then sell inventory that reflects the full cost of manufacturing.
Research and Development Expense
Research and development (R&D) expense consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: payments made to third-party clinical research organizations (CROs) and investigational sites, which conduct our clinical trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; commercial quantities of certain product candidates prior to the date we anticipate that such products will receive regulatory
Zogenix Inc. | 2020 Form 10-K | 73

approval, personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses.
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
The table below sets forth components of our research and development expenses for the periods presented.

	Year Ended December 31,
(In thousands)	2020	2019	$ Change
External costs:
Fintepla for Dravet syndrome	$32,287	$39,679	$(7,392)
Fintepla for LGS	34,920	30,320	4,600
MT1621(1)	13,703	3,243	10,460
Tevard gene-therapy program for Dravet syndrome	739	—	—
Other(2)	1,942	1,986	(44)
Total external costs	83,591	75,228	7,624
Internal costs	54,411	40,411	14,000
Total research and development expense	$138,002	$115,639	$21,624
————————————
(1)External costs incurred subsequent to our acquisition of Modis in September 2019.
(2)Other external costs include early-phase exploratory research programs.
R&D expenses related to Fintepla for Dravet syndrome decreased by $7.4 million year-over-year primarily due to wind-down of clinical activities related to Study 2, partially offset by costs incurred to conduct a Phase 3 clinical trial (Study 3) to support the planned submission of a J-NDA, expected to occur in 2021. R&D expenses related to Fintepla for LGS increased by $4.6 million year-over-year reflecting the progression and expansion of our clinical trial activities within Study 1601. R&D expenses related to MT1621 increased by $10.5 million year-over-year as we continued to advance the MT1621 development program, including work related to chemistry, manufacturing, and controls process requirements. Internal costs for research and development activities increased by $14.0 million year-over-year primarily driven by personnel-related expenses from increased headcount.
Selling, General and Administrative Expense

	Year Ended December 31,
(In thousands)	2020	2019	$ Change
Selling, general and administrative	$99,574	$60,792	$38,782
Selling, general and administrative expense consists primarily of salaries and related costs for our personnel, including stock-based compensation, market research expenses for our product and product candidates that are in development and marketing expenses to support our commercial launch efforts, executive, finance, accounting, business development and internal support functions, facility-related costs and consulting fees, in each case not otherwise included in research and development expenses.
Selling, general and administrative expense increased by $38.8 million year-over-year. The increase was primarily attributable to a $16.0 million increase in personnel-related costs, which included a $4.9 million increase for stock-based compensation as we build out our specialized and focused commercial teams in support of our Fintepla product launch in the U.S. and in preparation of our product launch in Europe and headcount additions in general and administrative to support our commercial team. In addition, commercial spend related to market research, strategic and logistic planning for our product launch also contributed $12.9 million to the increase. The remainder of the increase was attributable to higher insurance premium costs and an increase in utilization of professional services, as well as infrastructure and facilities-related costs.
Zogenix Inc. | 2020 Form 10-K | 74

Intangible Asset Amortization
Our intangible asset consist of worldwide development, commercialization and related intellectual property rights including patents and licenses for our product, Fintepla, which at the time of our acquisition in October 2014 and as of December 31, 2019, was classified as an indefinite-lived IPR&D asset. Upon FDA approval of Fintepla in June 2020, this indefinite-lived asset was reclassified to a finite-lived intangible asset subject to amortization.
In July 2020, we commercially launched Fintepla and commenced amortization of this asset on a straight-line basis over its estimated useful life. For the year ended December 31, 2020, intangible asset amortization expense was $3.9 million. In 2019, the intangible asset was considered to be indefinite-lived and not subject to amortization as the IPR&D program was determined to be incomplete.
Acquired In-Process Research and Development and Related Costs
Acquired IPR&D consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use.
For the year ended December 31, 2020, acquired IPR&D expense of $10.7 million consisted of non-refundable, option maintenance payments and exercise fees paid to Tevard to acquire license rights under the Dravet syndrome development program.
For the year ended December 31, 2019, our acquisition of Modis in September 2019 included one IPR&D project, MT1621. We determined we did not acquire a business and $249.4 million of the purchase price was attributable to an IPR&D asset based on relative fair value allocation that was determined to have no alternative use and charged to expense at the acquisition date. In addition, acquired IPR&D expense also included $2.0 million paid to Tevard, who granted us an option to license rights under the Dravet syndrome development program. The development program had not yet reached technological feasibility and had no alternative future use which resulted in a write-off of IPR&D to acquired in-process research and development and related costs in our consolidated statement of operations.
Change in Fair Value of Contingent Consideration

	Year Ended December 31,
(In thousands)	2020	2019
Change in fair value of contingent consideration	$8,600	$5,600
The contingent consideration liability relates to milestone payments under an existing agreement in connection with our prior acquisition of Fintepla. At each reporting period, the estimated fair value of the liability is determined by applying the income approach which utilizes variable inputs, such as the probability of success for achieving regulatory/commercial milestones, anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of contingent consideration is recorded within operating expenses.
For the year ended December 31, 2020, the estimated fair value of our contingent consideration liabilities increased by $8.6 million in 2020 as we adjusted the probability of regulatory approval for Fintepla in the U.S. and in Europe to 100%. For the year ended December 31, 2019, the estimated fair value of our contingent consideration liabilities increased by $5.6 million primarily due to the inclusion of sales in Japan in our forecast associated with the execution of the Shinyaku Agreement, which accelerated the estimated timing of when certain sales milestones will be reached, a higher estimated probability of success of Fintepla for the treatment of Dravet syndrome and a market driven decrease in the discount rate.
Zogenix Inc. | 2020 Form 10-K | 75

Other Income (Expense), Net

	Year Ended December 31,
(In thousands)	2020	2019	$ Change
Interest income	$2,891	$9,804	$(6,913)
Interest expense	(3,759)	(2)	3,757
Other income	21,777	516	21,261
Total other income, net	$20,909	$10,318	$18,105
Interest income decreased year-over-year by $6.9 million, as cash balances were used in 2019 to fund our operations and the acquisition of Modis. Interest expense increased year-over-year by $3.8 million and was attributable to our outstanding $230.0 million Convertible Senior Notes issued between September and October 2020. Other income increased year-over-year by $21.3 million primarily due to a $19.7 million gain related to our election to surrender net operating losses for our 2017 and 2018 tax years in exchange for cash payments under U.K’s R&D Tax Relief Scheme. For our 2020 and 2019 U.K. tax year, we have not yet decided whether to seek tax relief by surrendering some of our losses for refundable cash credits or electing to receive enhanced U.K. tax deductions on our eligible R&D activities. Under U.K’s tax legislation, there is a two-year window after the end of a tax year to seek relief under this scheme. See Notes 2 and 18 to our consolidated financial statements in this Form 10-K for additional information.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception.. As of December 31, 2020, we had an accumulated deficit of $1.3 billion. We recently launched Fintepla in the U.S. and Europe and generate revenue from product sales. We also generate collaboration revenue from our collaborative arrangement with Nippon Shinyaku Co., Ltd. We expect to continue to incur significant operating losses and negative cash flows from operations as we begin to commercialize Fintepla and advance our product candidates through development in the short-term. The following is a discussion of our recent financing transactions.
At-the-Market Offerings
We have an at-the-market sales agreement (the ATM Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) pursuant to which Cantor agreed to act as a sales agent in connection with sales of our common stock from time to time pursuant to an effective registration statement.
In December 2017, we filed a prospectus supplement to our automatic “shelf” registration statement on Form S-3 registering the offering, issuance and sale of up to $75.0 million in gross aggregate proceeds of common stock under the ATM Sales Agreement. During 2019 and 2018, we sold approximately 904,000 and 740,000 shares of common stock, respectively, resulting in net proceeds of approximately $42.6 million and $30.3 million, respectively, after deducting commissions and other offering costs.
In June 2020, we filed a prospectus supplement to our automatic “shelf” registration statement on Form S-3 registering the offering, issuance and sale of up to $200.0 million in gross aggregate proceeds of our common stock under the ATM Sales Agreement. During 2020, we sold 203,000 shares of common stock and realized net proceeds of approximately $4.9 million, after deducting commissions and other offering costs.
Underwritten Public Offerings
In August 2018, we completed an underwritten public offering of 6,000,000 shares of our common stock at an offering price of $52.00 per share. Net proceeds realized from the offering amounted to approximately $292.9 million, after deducting commissions and other offering expenses.
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
2.75% Convertible Senior Notes Due 2027
Zogenix Inc. | 2020 Form 10-K | 76

Between September 2020 and October 2020, we issued $230.0 million principal amount of 2.75% convertible senior notes due 2027 in a private offering (collectively, the Convertible Senior Notes or Notes). Total proceeds realized from the sale of the Notes, net of issuance costs of $7.5 million, were $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. The principal amount of the Notes was issued at par value and the Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021. The Notes mature on October 1, 2027, unless earlier converted by the holders or redeemed or repurchased by us in accordance with their terms prior to such date. The Indenture contains customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately, but does not contain any financial covenants.
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
The Indenture contains representations and warranties by us, indemnification provisions in favor of the lenders and customary affirmative and negative covenants related to timing filings and reporting, and events of default. As of December 31, 2020, we were in compliance with all covenants under the Indenture.
Future Funding Requirements
Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to successfully market and sell, and the level of demand for, Fintepla;
Zogenix Inc. | 2020 Form 10-K | 77

•delays and cost increases as a result of the COVID-19 pandemic;
•the costs incurred to manage our commercial infrastructure, including our sales and marketing personnel, and costs incurred under our agreements with third parties for warehousing, distribution, cash collection and related commercial activities;
•the rate of progress and cost of our clinical trials and other product development programs for our product candidates and any future product candidates that we may develop, in-license or acquire;
•the timing of regulatory approval for any of our product candidates and the commercial success of approved products;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•the costs, terms and timing of manufacturing for Fintepla and our product candidates;
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
The following table summarizes our cash, cash equivalents and marketable securities as of December 31, 2020 and 2019:

	December 31,
(In thousands)	2020	2019	$ Change
Cash and cash equivalents	$166,916	$62,070	$104,846
Marketable securities	338,193	189,085	149,108
Total	$505,109	$251,155	$253,954
As of December 31, 2020, we had $505.1 million in cash, cash equivalents and marketable securities. We believe our existing cash and investment balances will be sufficient to fund our operations in the normal course of business and allow us to meet our liquidity needs for at least the next twelve months from the date hereof.
During 2019, the increase of $254.0 million in our cash, cash equivalents and marketable securities balances from $251.2 million as of December 31, 2019 to $505.1 million as of December 31, 2020 was primarily attributable to our proceeds from equity offerings and the issuance of convertible notes offset by cash used to fund our operations.
Sources and Uses of Cash
The following table summarizes our cash flow activities:
Zogenix Inc. | 2020 Form 10-K | 78

	Year Ended December 31,
(In thousands)	2020	2019
Net cash used in operating activities	$(167,531)	$(111,519)
Net cash (used in) provided by investing activities	(165,100)	73,121
Net cash provided by financing activities	437,477	32,014
Operating Activities
Net cash used in operating activities of $167.5 million in 2020 was primarily attributable to our net loss as we continue to invest in research and development related to our various late-stage development programs and expansion of our infrastructure as we transition to a commercial-staged company.
Net cash used in operating activities of $111.5 million in 2019 was primarily attributable to our net loss and research and development spend related to clinical trials and manufacturing process development for Fintepla and general and administrative costs to support our research and development activities, offset by upfront payments received of $17.0 million in connection with the Shinyaku Agreement entered into in March 2019, cash received of $7.1 million from a claim submitted under U.K.’s R&D Tax Relief Scheme for qualifying R&D expenditures incurred in our 2016 U.K. tax year and the receipt of $3.1 million in tenant improvement allowance related to our new headquarters.
Investing Activities
Net cash used in investing activities in 2020 of $165.1 million included cash outflows of $509.3 million as we invested the proceeds from our capital raises and debt financing transaction in available-for-sale marketable securities. Cash outflows were partially offset by cash inflows of $347.6 million from maturities of available-for-sale securities.
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
Financing Activities
Net cash provided by financing activities of $437.5 million in 2020 consisted of net proceeds of $226.6 million pursuant to our equity offerings, $223.1 million from the issuance of convertible notes and $5.5 million from issuance of common stock under equity incentive plans, offset by $15.0 million in contingent consideration payments and $2.2 million for payment of employee withholding taxes related to net share settlement of equity awards.
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
Contractual Obligations
The following table describes our contractual cash obligations and commitments as of December 31, 2020:

	Payments due by period
(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Principal on Convertible Senior Notes due 2027(1)	$230,000	$—	$—	$—	$—	$—	$230,000
Coupon interest on Convertible Senior Notes(1)	44,294	6,344	6,325	6,325	6,325	6,325	12,650
Operating lease obligations	14,344	2,327	2,265	2,321	2,330	2,070	3,031
Total	$288,638	$8,671	$8,590	$8,646	$8,655	$8,395	$245,681
————————————
Zogenix Inc. | 2020 Form 10-K | 79

(1)Assumes the notes are not converted or redeemed prior to the maturity date.
We have supply agreements for the manufacture of active pharmaceutical ingredient (API) used in Fintepla and procurement of raw materials (other than the API) used to formulate, fill, test and release an oral solution of Fintepla. As of December 31, 2020, annual minimum purchase commitments under these supply agreements were not material.
In addition, we enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials and contract manufacturing organizations for the manufacture of drug materials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be cancelled, we would only be obligated for costs of products or services that have been incurred by the vendor prior the effective date of cancellation, plus applicable cancellation fees.
In connection with our acquisition of Brabant, Modis and under our Tevard Agreement, we may be required to make certain development, regulatory or sales-based milestone payments, as applicable. We cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments were not included in the table above. See Notes 4 and 5 to our consolidated financial statements in this Form 10-K for additional details.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.
Recent Accounting Pronouncements
For the summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, in Part IV, Item 8, Notes to Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The primary objective of our investment activities is to preserve our capital until it is required to fund operations, including our research and development activities.
Interest Rate Risk
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $505.1 million. We invest our excess cash primarily in money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. These investments are denominated in U.S. Dollars. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. A portion of our investments consisting of interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. The portfolio includes cash equivalents and investments in marketable securities with active secondary or resale markets to ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
We also have an outstanding balance of $230.0 million aggregate principal amount of Convertible Senior Notes that mature in 2027, which has a fixed interest rate of 2.75% per year. We carry these instruments at face value, less unamortized discounts and issuance costs, on our accompanying consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of our convertible senior notes, when the market price of our common stock fluctuates.
Zogenix Inc. | 2020 Form 10-K | 80

Foreign Exchange Risk
As a result of our U.K. and European operations, we face exposure to movements in foreign currency exchange rates, primarily the British Pound Sterling and the Euro against the U.S. Dollar. The current exposures arise primarily from cash and payables and accruals denominated in the British Pound Sterling and the Euro. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Based on our foreign currency exchange rate exposures at December 31, 2020, a hypothetical 10% adverse fluctuation in the average exchange rate of the Euro or the British Pound Sterling would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate our exposure to foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.
Zogenix Inc. | 2020 Form 10-K | 81

ITEM 8.    FINANCIAL STATEMENTS

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Zogenix Inc. | 2020 Form 10-K | 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Zogenix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Zogenix Inc. | 2020 Form 10-K | 83

Accrued clinical trial expenses

Description of the Matter
As of December 31, 2020, the Company recorded $16.5 million for accrued clinical trial expenses. As described in Note 2 to the financial statements, the Company’s expense accruals for clinical trials are based on estimates of contracted services provided but not yet billed by third-party vendors. When billing terms under such contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties at the end of each reporting period. Accrual estimates are based on a number of factors, including management’s knowledge of the research and development program activities, invoicing to date, and the provisions in the contract. If possible, the Company obtains information regarding unbilled services directly from these service providers and performs procedures to challenge these estimates based on their internal understanding of the services provided to date.

Auditing accrued clinical trial expenses was complex because of the judgments applied by management to determine the commencement and completion date of vendor tasks, and the cost and extent of work performed during the reporting period for services not yet billed by contracted third-party vendors. Testing the Company’s accrued clinical trial expense models also involved increased effort due to the high volume of data used to determine the estimated accrual.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process for estimating the accrued clinical trial expenses, including controls over management’s assessment and measurement of clinical trial progress and related estimates of accrued clinical trial costs, and the completeness and accuracy of underlying data used in the analysis.

We evaluated the estimate of accrued clinical trial expenses. We performed audit procedures that included, among others, direct confirmation of contract terms and conditions with a sample of the Company’s third-party vendors. We confirmed progress of contracted clinical activities with third-party vendors and compared such data to the Company’s estimates of progress as reflected in their accrual models. We tested the accuracy of the calculations and data utilized, and evaluated the reasonableness of the assumptions used in management’s accrual models by vouching actual invoices paid to date, agreeing inputs back to contractual terms and holding discussions with clinical or administrative staff outside of the finance function to corroborate progress and estimated level of expended effort incurred by the Company’s third-party vendors.

Zogenix Inc. | 2020 Form 10-K | 84

Convertible senior notes

Description of the Matter
Between September 2020 to October 2020, the Company issued $230.0 million of 2.75% convertible senior notes due October 1, 2027. As discussed in Note 10 of the financial statements, the Company determined the separate liability and equity components of the convertible senior notes based on the estimated fair value of a similar liability without an associated conversion feature. The resulting liability was recorded at its estimated fair value on the date of issuance. The carrying amount of the liability component of the convertible senior notes as of December 31, 2020 was $149.4 million.

Auditing the valuation of the equity component of the convertible senior notes was complex and involved a high degree of subjectivity as the Company used complex valuation methodologies that incorporated significant assumptions, including the expected volatility of the Company’s common stock, its assumed credit rating, and its credit spread.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s valuation of the conversion option, including controls over management’s review of the valuation model and the significant assumptions used in the calculation.

We evaluated the estimated fair value of the equity component of the convertible senior notes. We performed audit procedures that included, among others, involving valuation specialists to assist in evaluating the methodologies and significant assumptions used in the valuation model. We compared the discount rate that was adjusted for the Company’s credit risk to the interest rates on comparable debt instruments, and the forward looking implied volatility to our independent estimate of equity volatility specific to the convertible senior notes.

United Kingdom research and development tax relief scheme

Description of the Matter	As of December 31, 2020, the Company recorded $19.7 million of other income for amounts received under the United Kingdom’s (“UK’s”) small and medium-sized enterprises (“SME") research and development (“R&D”) tax relief scheme. As described in Note 18 to the consolidated financial statements, the Company carries out extensive research and development activities that benefit from UK’s SME R&D tax relief scheme, whereby an entity can make an election to receive an enhanced UK tax deduction on its eligible R&D activities or, when an SME entity is in a net operating loss position, elect to surrender net operating losses that arise from its eligible R&D activities in exchange for a cash payment from the UK tax authorities. The Company records these amounts as a component of other income, net after an election for tax relief in the form of cash payments has been made for a discrete tax year by submitting the claim, and collectability is deemed probable and reasonably assured.

Auditing the amounts recorded related to the UK’s SME R&D tax relief scheme was complex due to the judgment involved in the application of foreign tax regulations that allow the Company to claim a cash refundable benefit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process for calculating the UK’s SME R&D tax relief scheme.

Zogenix Inc. | 2020 Form 10-K | 85

We evaluated other income recorded for the UK’s SME R&D tax relief scheme. We performed audit procedures that included, among others, utilizing professionals with specialized skill and knowledge to assist in evaluating the Company’s eligibility to participate in the scheme, inspecting the reasonableness of types of qualified the expenses and programs used to determine the claim, and evaluating the reasonableness of the Company’s application of relevant foreign tax regulations associated with the UK’s SME R&D tax relief scheme. We tested the completeness, accuracy, and relevance of information used in the calculation of the claim. We evaluated the status, results of communications and audits by the UK tax authorities associated with past and current claims made by the Company under the UK’s SME R&D tax relief scheme.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Redwood City, California
March 1, 2021
Zogenix Inc. | 2020 Form 10-K | 86

ZOGENIX INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$166,916	$62,070
Marketable securities	338,193	189,085
Accounts receivable, net	3,824	—
Inventory	1,026	—
Prepaid expenses	7,279	8,593
Acquisition holdback placed in escrow	—	25,000
Other current assets	4,936	2,491
Total current assets	522,174	287,239
Property and equipment, net	8,724	9,424
Operating lease right-of-use assets	7,748	7,774
Intangible asset, net	98,558	102,500
Goodwill	6,234	6,234
Other non-current assets	7,692	1,079
Total assets	$651,130	$414,250

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,945	$7,979
Accrued and other current liabilities	54,964	30,117
Acquisition holdback liability	—	24,444
Deferred revenue, current	5,318	5,927
Current portion of operating lease liabilities	1,688	1,322
Current portion of contingent consideration	8,800	25,600
Total current liabilities	82,715	95,389
Deferred revenue, non-current	5,479	7,425
Operating lease liabilities, net of current portion	10,314	10,752
Contingent consideration, net of current portion	33,600	38,200
Deferred tax liability	—	17,425
Convertible Senior Notes	149,353	—
Total liabilities	281,461	169,191
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 and 50,000 shares authorized and 55,736 and 45,272 shares issued and outstanding at December 31, 2020 and 2019, respectively	56	45
Additional paid-in capital	1,694,524	1,360,092
Accumulated other comprehensive (loss) income	(71)	379
Accumulated deficit	(1,324,840)	(1,115,457)
Total stockholders’ equity	369,669	245,059
Total liabilities and stockholders’ equity	$651,130	$414,250

See accompanying notes to the consolidated financial statements.
Zogenix Inc. | 2020 Form 10-K | 87

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Revenues:
Net product sales	$9,587	$—	$—
Collaboration revenue	4,056	3,648	—
Total revenues	13,643	3,648	—
Operating costs and expenses:
Cost of product sales (excluding intangible asset amortization)	542	—	—
Research and development	138,002	115,639	100,925
Selling, general and administrative	99,574	60,792	38,950
Intangible asset amortization	3,942	—	—
Acquired in-process research and development and related costs	10,700	251,438	—
Change in fair value of contingent consideration	8,600	5,600	1,300
Total operating expenses	261,360	433,469	141,175
Loss from operations	(247,717)	(429,821)	(141,175)
Other income (expense):
Interest income	2,891	9,804	7,170
Interest expense	(3,759)	(2)	(6)
Other income, net	21,777	516	10,295
Loss from continuing operations before income taxes	(226,808)	(419,503)	(123,716)
Income tax benefit	(17,425)	—	—
Loss from continuing operations	(209,383)	(419,503)	(123,716)
Loss from discontinued operations	—	—	(198)
Net loss	$(209,383)	$(419,503)	$(123,914)

Net loss per share, basic and diluted(1)	$(3.90)	$(9.74)	$(3.27)

Weighted average common shares outstanding, basic and diluted	53,706	43,078	37,884
————————————
(1)Net loss per share for both continuing operations and discontinued operations, basic and diluted, was the same for all periods presented.
See accompanying notes to the consolidated financial statements.
Zogenix Inc. | 2020 Form 10-K | 88

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net loss	$(209,383)	$(419,503)	$(123,914)
Other comprehensive income (loss):
Net unrealized (loss) gains on marketable securities	(183)	702	3
Reclassification adjustments for realization of gain on sale of marketable securities included in net loss	(7)	(326)	—
Foreign currency translation loss	(260)	—	—
Total other comprehensive (loss) income	(450)	376	3
Comprehensive loss	$(209,833)	$(419,127)	$(123,911)

See accompanying notes to the consolidated financial statements.
Zogenix Inc. | 2020 Form 10-K | 89

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2017	34,808	$35	$873,526	$—	$(572,040)	$301,521
Net loss	—	—	—	—	(123,914)	(123,914)
Other comprehensive income	—	—	—	3	—	3
Issuance of common stock, net of issuance costs	6,740	7	323,128	—	—	323,135
Issuance of common stock under employee equity plans	563	—	7,994	—	—	7,994
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(33)	—	(1,430)	—	—	(1,430)
Stock-based compensation	—	—	15,492	—	—	15,492
Balance at December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801
Net loss	—	—	—	—	(419,503)	(419,503)
Other comprehensive income	—	—	—	376	—	376
Issuance of common stock, net of issuance costs	904	1	42,575	—	—	42,576
Issuance of common stock under employee equity plans	712	—	10,182	—	—	10,182
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(17)	—	(744)	—	—	(744)
Issuance of common stock in connection with asset acquisition	1,595	2	68,122			68,124
Stock-based compensation	—	—	21,247	—	—	21,247
Balance at December 31, 2019	45,272	$45	$1,360,092	$379	$(1,115,457)	$245,059
Net loss	—	—	—	—	(209,383)	(209,383)
Other comprehensive loss	—	—	—	(450)	—	(450)
Issuance of common stock, net of issuance costs	10,000	10	226,566	—	—	226,576
Equity component of Convertible Senior Notes	—	—	75,333	—	—	75,333
Issuance of common stock under employee equity plans	546	1	5,514	—	—	5,515
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(82)	—	(2,157)	—	—	(2,157)
Stock-based compensation	—	—	29,176	—	—	29,176
Balance at December 31, 2020	55,736	$56	$1,694,524	$(71)	$(1,324,840)	$369,669

See accompanying notes to the consolidated financial statements.
Zogenix Inc. | 2020 Form 10-K | 90

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net loss	$(209,383)	$(419,503)	$(123,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,176	21,247	15,492
Depreciation and amortization	5,465	1,268	155
Deferred income taxes	(17,425)	—	—
Noncash lease expense	1,137	1,221	—
Amortization of debt discount and issuance costs	2,143	—	—
Net accretion and amortization of investments in marketable securities	(570)	(4,887)	(1,998)
Acquired in-process research and development (IPR&D)	10,700	251,437	—
Change in fair value of contingent consideration	8,600	5,600	1,300
Other	(205)	(471)	(169)
Changes in operating assets and liabilities:
Accounts receivable	(3,824)	—	—
Inventory	(1,026)	—	—
Prepaid expenses and other current assets	(575)	7,573	(9,335)
Other assets	(1,613)	(5,723)	266
Accounts payable, accrued and other current liabilities	13,711	5,647	6,545
Operating lease liability	(1,287)	11,720	—
Deferred revenue	(2,555)	13,352	—
Net cash used in operating activities	(167,531)	(111,519)	(111,658)
Cash flows from investing activities:
Cash paid for IPR&D assets	(10,700)	(179,624)	—
Purchase of note receivable	(5,000)	—	—
Purchases of marketable securities	(509,335)	(329,641)	(569,515)
Proceeds from maturities of marketable securities	12,987	415,020	125,783
Proceeds from sale of marketable securities	347,627	176,858	—
Purchases of property and equipment	(679)	(9,492)	(1,018)
Net cash (used in) provided by investing activities	(165,100)	73,121	(444,750)
Cash flows from financing activities:
Payments of contingent consideration amounts previously established in purchase accounting	(15,000)	(20,000)	—
Proceeds from issuance of common stock under equity incentive plans	5,515	10,182	9,654
Taxes paid related to net share settlement of equity awards	(2,157)	(744)	(1,430)
Net proceeds from issuance of Convertible Senior Notes	223,100	—	—
Payment of debt issuance costs	(557)	—	—
Proceeds from issuance of common stock, net	226,576	42,576	323,135
Net cash provided by financing activities	$437,477	$32,014	$331,359
Net increase (decrease) in cash and cash equivalents	$104,846	$(6,384)	$(225,049)
Cash and cash equivalents at beginning of period	$62,070	$68,454	$293,503
Cash and cash equivalents at end of period	$166,916	$62,070	$68,454
Noncash investing and financing activities:
Common stock issued as consideration for asset acquisition	$—	$68,124	$—
Net liabilities assumed in connection with asset acquisition	$—	$3,688	$—
Purchases of property and equipment in accounts payable	$—	$—	$1,762
See accompanying notes to the consolidated financial statements.
Zogenix Inc. | 2020 Form 10-K | 91

ZOGENIX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Description of Business
Zogenix Inc., and subsidiaries (also referred to as Zogenix, we, our or us) is a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution, has been approved by the U.S. Food and Drug Administration (FDA) and the European Medicines Agency for the treatment of seizures associated with Dravet syndrome, a rare, devastating, severe lifelong epilepsy. Fintepla is also currently under development in Japan. We also have two additional late-stage development programs underway: one for Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), and one for MT1621, an investigational therapy for the treatment of thymidine kinase 2 deficiency (TK2d), a rare genetic disease.
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix Inc. on August 28, 2006. We operate as a single operating segment engaged in the research, development and commercialization of pharmaceutical products, and our headquarters are located in Emeryville, California.
Liquidity
As of December 31, 2020, our cash, cash equivalents and marketable securities totaled $505.1 million. Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $1.3 billion as of December 31, 2020. We expect to continue to incur significant operating losses and negative cash flows from operations to support the marketing and commercialization of Fintepla for Dravet syndrome as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain development, regulatory and sales-based milestone events related to Fintepla and MT1621 (See Notes 4 and 5). Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations. We believe our cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating requirements for at least the next 12 months following the date of issuance of these consolidated financial statements. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, there is no assurance that such financings could be consummated on acceptable terms or at all. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact our ability to access capital when and as needed. Failure to raise sufficient capital when needed could require us to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year's presentation. These reclassifications did not affect our financial position, net loss, comprehensive loss, or cash flows as of and for the periods presented. The consolidated financial statements include the accounts of Zogenix Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities
We consolidate a variable interest entity (VIE) if we are the primary beneficiary, defined as the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of
Zogenix Inc. | 2020 Form 10-K | 92

the VIE’s net assets exclusive of variable interests. To determine whether a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. Changes in the economic interests (either by us or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we would include the assets, liabilities, noncontrolling interests and results of activities of the VIE in our consolidated financial statements. The primary beneficiary evaluation is updated continuously.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
Our revenues consist of product sales of Fintepla and revenues derived from our collaboration arrangement with Nippon Shinyaku Co., Ltd. (Shinyaku). See Note 3.
Net Product Revenues
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
We distribute Fintepla in the U.S. through and arrangement with a specialty distributor who is our customer. The specialty distributor subsequently resells our product through its related specialty pharmacy provider to patients and health care providers. Separately, we have or may enter into payment arrangements with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs who provide coverage and reimbursement for our products that have been proscribed to a patient. For the year ended December 31, 2020, our revenue from net product sales were only generated in the U.S. following the FDA’s approval for marketing of Fintepla for the treatment associated with seizures in Dravet syndrome in June 2020.
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of consideration payable to our customer and third-party payers for which reserves are established and that result from government rebates, chargebacks, co-pay assistance, prompt-payment discounts and other allowances that are offered under arrangements between us, our customer, and third-party payers related to the sales of Fintepla. These reserves are classified as either reductions of accounts receivable (if the amounts are payable to our customer) or as refund liabilities within current liabilities (if the amounts are payable to a party other than our customer). Amounts billed or invoiced are included in accounts receivable, net on our consolidated balance sheet. We did not have any contract assets (unbilled receivables) at December 31, 2020, as we generally invoice our customer before or at the time of revenue recognition. We also did not have any contract liabilities at December 31, 2020, as we did not receive payments in advance of fulfilling our performance obligations to customers.
We recognize product revenues when a customer obtains control of our product, which occurs at a point in time and is typically upon delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer takes title of the product from our consigned inventory location for shipment directly to a patient or healthcare provider. In the event the variable consideration is constrained, we include an amount to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future reporting period. Depending on the type of variable consideration, we use either the most likely method or expected value method to estimate variable consideration related to Fintepla product sales. We do not have any material constraints on our variable consideration included within the transaction price for Fintepla product sales. The actual amount of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, the estimates will be adjusted, which will affect our revenue from net product sales in the period that such variances become known.
Zogenix Inc. | 2020 Form 10-K | 93

Each unit of Fintepla that is ordered by our customers represent a separate performance obligation that is completed when the customer obtains control of our product. We record product revenues, net of variable consideration, any applicable constraint, and consideration payable to parties other the customer at that point in time. We record shipping and handling costs within cost of product sales on our consolidated statements of operations. We classify payments to customers or its affiliates for certain services, to the extent that the services provided are distinct from the sale of our product and we can reasonably estimate its fair value, as selling, general and administrative expenses on our consolidated statements of operations. We have elected to exclude taxes collected from our customers and remitted to governmental authorities from the measurement of the transaction price.
We sell Fintepla to our customer at wholesale acquisition cost, and calculate product revenue from Fintepla sales, net of variable consideration and consideration payable to parties other than our customer. Variable consideration and consideration payable to parties other than the customer consists of estimates related to the following categories:
Trade Discounts and Allowances: We provide customers with discounts for prompt payment and we also pay fees to customers for distribution services rendered that are not distinct from product sales. We expect customers to earn these discounts and fees, and accordingly we deduct these discounts and fees in full from our gross product revenue and accounts receivable at the time we recognize the related revenue.
Government Rebates: Fintepla is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other government programs that are eligible for rebates on the price they pay for Fintepla. To determine the appropriate amount to reserve for these rebates, we identify the government-funded health insurer of patients who receive Fintepla as sold by our customer, apply the applicable government discount to these sales, and estimate the portion of total rebates that we anticipate will be claimed.
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
Collaboration Revenue
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
Zogenix Inc. | 2020 Form 10-K | 94

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
Cost of Product Sales (Excluding Intangible Asset Amortization)
Cost of product sales (excluding intangible asset amortization) includes the cost of producing and distributing inventories that are related to product revenues during the respective period (including salary-related and stock-based compensation expenses for employees involved with production and distribution, freight and indirect overhead costs) and third-party royalties payable on our net product revenues. Cost of product sales may also
Zogenix Inc. | 2020 Form 10-K | 95

include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.
For the year ended December 31, 2020, other than royalties and packaging costs, substantially all of our Fintepla inventory sold had a zero-cost basis as it was manufactured prior to the FDA’s approval.
Accounts Receivable, Net
We record accounts receivable, net of certain fees paid to our customer for distribution services rendered to us that are not distinct from sales of product to our customer, prompt payment discounts and chargebacks based on contractual terms. We are also subject to credit risk from our accounts receivable related to our product sales. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. We have standard payment terms that generally require payment within approximately 30 days. At December 31, 2020, an allowance for credit losses was not considered necessary as the accounts receivable due from our exclusive arrangement with a single specialty distributor in the U.S. was deemed collectible.
Accounts receivable, net excludes amounts payable to us for the portion of the upfront payments related to the Shinyaku Agreement that was to be paid to us in installments. As of December 31, 2020, a $1.5 million receivable from Shinyaku was recorded within current assets on our consolidated balance sheets and was subsequently collected in February 2021.
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
Zogenix Inc. | 2020 Form 10-K | 96

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
Fair Value of Financial Instruments
Our financial instruments, including cash and cash equivalents, other current assets, promissory note receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term nature of these financial instruments. See Note 7 for financial instruments measured or disclosed at fair value for marketable securities, contingent consideration liabilities and our Convertible Senior Notes.
Cash Equivalents and Marketable Securities
We consider cash equivalents to be only those investments which are highly liquid, readily convertible to cash and have an original maturity of three months or less at the date of purchase.
We invest our excess cash in marketable securities with high credit ratings including money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. All of our marketable securities have been accounted for as available-for-sale and carried at fair value. We have classified all of our available-for-sale marketable securities, including those with maturity dates beyond one year, as current assets on the consolidated balance sheets as we may sell these securities at any time for use in current operations even if they have not yet reached maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities are included in other income (expense). Gains and losses on sales are recorded based on the trade date and determined using the specific identification method.
We periodically assess our available-for-sale marketable securities for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency,
Zogenix Inc. | 2020 Form 10-K | 97

and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in other income (expense), net.
Concentration of Credit Risk
As is common in the pharmaceutical industry for products treating rare diseases, Fintepla is distributed through an exclusive arrangement with a single specialty distributor in the U.S. As a result, our accounts receivable is exposed to concentration of credit risk as 100% of the accounts receivable is due from this customer.
In addition, our investments in cash equivalents and marketable securities potentially subject us to concentrations of credit risk. As stated in our investment policy, the primary objective of our investment activities is to preserve principal and maintain a desired level of liquidity to meet working capital needs. Accordingly, our investment portfolio consists of investment-grade rated securities with active secondary or resale markets and is subject to established guidelines relative to diversification and maturities to maintain safety and liquidity. Historically, we have not experienced any material credit losses on our investments and we believe our exposure to credit risk related to our investing activities are limited. We maintain amounts on deposit with various financial institutions, which may exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.
Concentration of Supplier Risk
Certain materials and key components that we utilize in our operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a New Drug Application (NDA) or supplemental NDA (sNDA) filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to supply any of our approved products or product candidates for clinical trials.
Impact of COVID-19 Pandemic
The ongoing COVID-19 pandemic continues to cause disruptions and uncertainties. We are following all legislatively-mandated travel directives in the various countries where we operate, and we have also put additional travel restrictions in place for our employees designed to reduce the risk from COVID-19. For example, our offices continue to be closed and our employees continue to work remotely. We commenced the commercial launch of Fintepla in the U.S. in July 2020 and in Germany in February 2021 and our commercialization efforts requires us to navigate through the operational restrictions imposed on our sales force from quarantines, travel restrictions and bans and other governmental and healthcare restrictions related to COVID-19. As a result of these restrictions, our sales force has not been able to conduct in-person interactions with physicians and healthcare providers and have been restricted to primarily conducting educational and promotional activities for Fintepla virtually, which may impact our ability to market Fintepla. As of December 31, 2020, the COVID-19 pandemic has not impacted the carrying values of our inventory, finite-lived intangible asset, goodwill, long-lived assets and right-of-use assets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. If the financial markets and/or the overall economy are impacted for an extended period, our business, results of operations and financial condition may be adversely affected.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets and primarily consists of the following:
Zogenix Inc. | 2020 Form 10-K | 98

Computer equipment and software	3 years
Furniture and fixtures	3-7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recognized in the consolidated statement of operations. Expenditures for maintenance and repairs are expensed as incurred.
Goodwill and Purchased Intangible Asset
Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired in a business acquisition. The goodwill balance of $6.2 million at December 31, 2020 and 2019 is directly attributable to our acquisition of Brabant Pharma Limited (Brabant) in 2014 to obtain worldwide development and commercialization rights to Fintepla. In connection with the acquisition of Brabant, we also recorded in-process research and development (IPR&D) with an estimated fair value of $102.5 million on the acquisition date, determined using an income approach described further below. IPR&D represents incomplete research projects that we acquire through a business acquisition which, at the time of acquisition, have not reached technological feasibility, regardless of whether they have alternative use.
Goodwill
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
For the year ended December 31, 2020, we performed a quantitative impairment test by comparing the fair value of our net assets with their carrying amounts. As we have a single reporting unit, an appropriate measure of the fair value of our net assets is our market capitalization on the assessment date. Our market capitalization, excluding any potential adjustment for a control premium, exceeded the carrying amount of our net assets as of October 1, 2020 by a significant amount and we determined our goodwill was not impaired. There were no goodwill impairment charges for all periods presented.
Purchased Intangible Asset
Intangible assets acquired in a business combination related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. IPR&D intangible assets are tested at least annually until the project is completed or abandoned. Upon determining an IPR&D project has been completed, a final impairment test is performed and then the IPR&D asset is accounted for as a finite-lived intangible asset subject to amortization over its estimated useful life as well as being assessed for impairment as a long-lived asset. Finite-lived intangible assets are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives (see Note 9).
In performing impairment assessment for IPR&D, the accounting guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of the IPR&D asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.
When performing a qualitative test, we consider the results of our most recent quantitative impairment test and identify the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value we have identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers of fair value, we identify events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weigh these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more-likely-than-not that the IPR&D asset is impaired, we will proceed with quantitative impairment test.
Zogenix Inc. | 2020 Form 10-K | 99

Under a quantitative test, we use an income approach to determine the fair value of our IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes judgmental assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential product sales, which are based on estimates of the sales price of the product, the number of patients who will be diagnosed and treated and our competitive position in the marketplace, and appropriate discount and tax rates. If the fair value is less than the carrying amount based on this test, any impairment loss is recognized in our consolidated statements of operations by adjusting the carrying value of the IPR&D asset on our consolidated balance sheet to its fair value.
As of December 31, 2019 and in June 2020, the date Fintepla was approved for marketing by the FDA and was also when the associated research and development efforts for our IPR&D asset were considered to be complete, we performed a qualitative test and concluded that it is more-likely-than-not that the fair value of our IPR&D asset exceeded its carrying value and no further testing was deemed necessary. There were no impairment losses recorded for IPR&D in any of the years presented.
In June 2020, we reclassified the intangible asset balance of $102.5 million related to Fintepla rights from IPR&D to a finite-lived intangible asset on our consolidated balance sheets as the IPR&D project was considered complete and commenced amortization.
Impairment Assessments Related to Long-Lived Assets
Long-lived assets, including finite-lived intangible assets and right-of-use operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. If the carrying value of the assets (asset group) exceeds its undiscounted cash flows, we then compare the fair value of the assets (asset group) to their carrying value to determine the impairment loss. The impairment loss will be allocated to the carrying values of the long-lived assets (asset group), but not below their individual fair values.
If we determine that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life. There were no impairment charges for long-lived assets (groups) for all periods presented.
Leases
We determine whether the contract is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease at lease commencement. All of our leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets (ROU asset), current portion of lease liabilities, and lease liabilities, net of current portion in our consolidated balance sheet. If a lease contains an option to renew, the renewal option is included in the calculation of lease liabilities if we are reasonably certain at lease commencement the renewal option will be exercised. Lease liabilities and their corresponding ROU assets are measured at the present value of the remaining lease payments, discounted at an appropriate incremental borrowing rate at lease commencement. Management uses judgment to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct lease costs, lease incentives, scheduled rent escalations and impairment charges if we determine the ROU asset is impaired. Operating lease expense is recognized on a straight-line basis over the lease term.
We do not separate lease components from non-lease components for all existing lease classes. We also do not record leases on our consolidated balance sheets when a lease has a term of one year or less.
Segment Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated on a regular basis by our chief operating decision-maker (CODM) in deciding how to
Zogenix Inc. | 2020 Form 10-K | 100

allocate resources to an individual segment and in assessing performance of the segment. We operate as a single operating segment engaged in the research, development and commercialization of pharmaceutical products. Our CODM, which is our President/Chief Executive Officer, reviews our operating results on a consolidated basis and manages our operations as a single operating segment. Substantially all of our long-lived assets are located in the U.S. For the year ended December 31, 2020, all of our product sales were made to one customer who is located in the U.S.
Research and Development Expense and Accruals
Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Research and development costs include personnel-related costs, outside contracted services including clinical trial costs, facilities costs, fees paid to consultants, milestone payments prior to regulatory approval, license fees prior to regulatory approval, professional services, travel costs, dues and subscriptions, depreciation, materials used in clinical trials and research and development and costs incurred related to our agreement with Nippon Shinyaku Co., Ltd. We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until regulatory approval is received. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets on our consolidated balance sheets until the goods or services are realized or consumed. We classify such prepaid assets as current or non-current assets based on our estimates of the timing of when the goods or services will be realized or consumed.
Our expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites, contract research organizations (CROs) and other third-party vendors that support us in our research and development efforts. Payments under some of our contracts with these service providers depend on factors such as the achievement of clinical milestones such as the successful enrollment of certain numbers of patients, site initiation, or completion of a clinical trial. In accruing for these services at each reporting date, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If available, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate our accrual based only on information available to us. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. Amounts ultimately incurred in relation to amounts accrued for these services at a reporting date may be substantially higher or lower than our estimates.
Advertising Costs
Advertising costs, which include promotional expenses are expensed as incurred and recorded within selling, general and administrative expenses. For the year ended December 31, 2020, advertising costs to launch Fintepla after receiving FDA’s approval for marketing in June 2020 was $1.6 million. We did not incur any advertising costs prior to having a commercial product for sale.
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
Zogenix Inc. | 2020 Form 10-K | 101

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
In December 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021.
The enactment of the FFCR Act, CARES Act and A.B. 85 and CAA did not result in any material adjustments to our income tax provision for the year-ended December 31, 2020 or to our net deferred tax assets as of December 31, 2020. Given our history of losses, we do not expect the provisions of the FFCR Act, CARES Act and A.B. 85 to have a material impact on our annual effective tax rate or consolidated financial statements in 2020; however, we will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.
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
Foreign Currency Translation and Transactions
We have certain foreign operations where their functional currency was determined to be their local currency. For these foreign subsidiaries, the local currency of their monetary assets and liabilities are translated to U.S. Dollars at the rates of exchange in effect on the balance sheet date, and local currency revenues and expenses are translated to U.S. Dollars at average rates of exchange in effect during the period. The resulting translation gains or losses are included in our consolidated statements of comprehensive loss as a component of other comprehensive income (loss) and in the consolidated statements of stockholders’ equity. We also recognize gains and losses on transactions that are denominated in a currency other than the respective subsidiary’s functional currency in other income (expense), net in the consolidated statements of operations.
Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) include changes in fair value of our available-for-sale marketable securities, reclassification adjustments from realization of gain (loss) on sale of marketable securities included in net loss and foreign currency translation adjustments.
Stock-Based Compensation
We recognize stock-based compensation for all equity awards made to employees based upon the awards’ estimated grant date fair value. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided. From time to time, we may grant broad-based restricted stock units to employees, including executive officers, that vest upon the satisfaction of both service-based and performance-based vesting conditions. We recognize stock-based compensation over the requisite service period for awards with a performance condition if the performance condition is deemed probable of being met. As a result, our stock-based
Zogenix Inc. | 2020 Form 10-K | 102

compensation expense may experience fluctuations, which may impact our reported financial results and period-to-period comparisons of our consolidated statements of operations.
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given our net loss.
Accounting Pronouncements Recently Adopted
Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, the standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. The standard became effective for us beginning January 1, 2020. Based on the composition of our investment portfolio, which reflects our primary investment objective of capital preservation, the adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value for a reporting unit is determined in the same manner as the amount of goodwill recognized in a business acquisition of the reporting unit. Under the standard, an entity shall recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard became effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures; however, any prospective goodwill impairment losses recognized will be measured in accordance with the updated guidance.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement modifies the disclosure requirements in Topic 820 by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to
Zogenix Inc. | 2020 Form 10-K | 103

measurement uncertainty and adding new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard became effective for us beginning January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements. For the new disclosures regarding our Level 3 fair value measurements, see Note 8, Fair Value Measurements to these consolidated financial statements.
ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (ASU 2019-12) removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for us for all interim and annual periods beginning January 1, 2021, with early adoption permitted. We early adopted ASU 2019-12 beginning January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Accounting Pronouncements Issued But Not Yet Effective
ASU 2020-06, Debt — Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (subtopic 815-40) (ASU 2020-06), reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features, which we followed in accounting for the issuance of our convertible senior notes (see Note 9). ASU 2020-06 will be effective for our fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. When effective, we expect the elimination of the requirement to separately account for the conversion feature into its equity component by recording amounts as debt discount related to our senior convertible notes will result in a decrease to our interest expense over the expected life of the financial instrument. In addition, interest expense is expected to be closer to the stated coupon rate of the Convertible Senior Notes.
As we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the notes in our diluted earnings per share. Under this method, if the conversion value of the notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their principal amount for a reporting period, then the shares underlying the notes will not be reflected in our diluted earnings per share. Upon adoption of ASU 2020-06, we also expect to lose the ability to use the treasury stock method, which would cause our diluted earnings per share to decline. For example, ASU 2020-06 eliminates the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method could reduce our reported diluted earnings per share. We have not yet made a determination on whether to elect early adoption of this ASU.
Note 3 — Revenues
Net Product Sales
For the year ended December 31, 2020, we recorded net product sales of $9.6 million, which consisted of commercial sales of Fintepla following the FDA’s approval in June 2020 for marketing in the U.S.
Zogenix Inc. | 2020 Form 10-K | 104

Revenue from product sales is recorded net of applicable provisions for rebates, prompt pay discounts, distribution-related fees, patient program assistance, amongst others. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In thousands)	Rebates	Trade Discounts, Distributor Fees and Other	Total
Balance at December 31, 2019	$—	$—	$—
Provisions	1,203	380	1,583
Credits/payments	(42)	(251)	(293)
Balance at December 31, 2020	$1,161	$129	$1,290

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
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan by actively participating in the design of non-clinical, clinical and manufacturing requirements needed for regulatory submission, actively planning and participating in product labeling decisions and discussions with the Japanese Ministry of Health, Labor and Welfare (MHLW) and obtained distribution exclusivity through the payment of $20.0 million, of which $17.0 million had been received as of December 31, 2020 with the remainder expected to be received in 2021. We will be actively running the clinical trials, performing manufacturing validation activities, preparing regulatory filings and holding discussions with MHLW, and negotiating pricing. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones related to the treatment of Dravet syndrome and the treatment of LGS.
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
Zogenix Inc. | 2020 Form 10-K | 105

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
The initial collaboration consideration allocated on a relative standalone selling price basis to each associated development program was determined using the most likely method to consist solely of the fixed consideration payments of $20.0 million. Analogizing to the revenue from contracts with customers variable consideration guidance, all potential regulatory milestone payment consideration will be included in the collaboration consideration if and when it is probable that a significant reversal in the amount of cumulative collaboration consideration recognized will not occur when the uncertainty associated with the variable collaboration consideration is subsequently resolved. We determined at contract inception and as of December 31, 2020, this consideration should be fully constrained, as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside of our control.
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
As of December 31, 2020, we had received $17.0 million of the $20.0 million in fixed consideration under the arrangement. For the years ended December 31, 2020 and 2019, we recognized collaboration revenue of $4.1 million and $3.6 million, respectively. As of December 31, 2020, the deferred revenue balance of $10.8 million included a $1.5 million collaboration receivable recorded within other current assets related to the $20.0 million fixed consideration under the arrangement. The final payment of $1.5 million will be payable to us in March 2021. Deferred revenue, which is classified as either current or net of current portion in the consolidated balance sheets based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through 2023.
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
Zogenix Inc. | 2020 Form 10-K | 106

Shinyaku has not provided us with any purchase orders and thus no revenue has been recognized for the supply of Fintepla.
Note 4 — Acquisitions
Asset Acquisition of Modis
On September 6, 2019, the date the transaction closed, we acquired all of the outstanding equity interests of Modis, a privately-held biopharmaceutical company, to expand our late-stage development pipeline. Modis was formed in May 2016 through a collaboration with academic experts in mitochondrial biology. Modis holds an exclusive worldwide license from Columbia University in New York City (Columbia) to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621. MT1621 is an investigational deoxynucleoside substrate enhancement therapy (SET) for the treatment of TK2d, an inherited mitochondrial DNA depletion disease that predominantly affects children and is often fatal. Aggregate upfront consideration transferred of approximately $246.5 million consisted of $175.5 million in cash payments made and 1,595,025 unregistered shares of our common stock issued to the outstanding shareholders of Modis as well as employee award holders under the legacy Modis 2017 Stock Plan (Modis Plan). The fair value of common stock issued as acquisition consideration was $68.1 million on the date the transaction closed. Also included in the aggregate upfront consideration transferred were $3.5 million of transaction costs incurred, reduced by a net working capital adjustment receivable of $0.6 million. Pursuant to the terms of the Modis purchase agreement, certain unvested awards held by employees under the Modis Plan converted into the right to receive a pro-rata share of the purchase consideration at the date of acquisition, with no future service requirement. A component of the total consideration transferred was attributed to the unvested awards with a fair value of $4.9 million and was accounted for as a separate transaction from the asset acquisition. This amount was immediately expensed and included in acquired in-process research and development and related costs in the consolidated statements of operations for the year ended December 31, 2019.
Of the upfront cash consideration, $25.0 million was deposited into an escrow account to fund post-closing net working capital adjustments, and general representations and warranties for a one-year period, which was subsequently released in 2020. In addition, the former shareholders of Modis were eligible to receive milestone payments consisting of $100.0 million upon FDA approval and $50.0 million upon EMA approval of MT1621, as well as a 5% royalty on any future net sales of specified Modis products. The upfront cash consideration was funded by cash and marketable securities on hand. The shares of our common stock provided as consideration were subsequently registered under our existing shelf registration statement on Form S-3 (No. 333-220759).
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
The milestone payments due upon FDA or EMA approval and royalty payments on future net sales of MT1621 products were determined to be contingent consideration and not subject to derivative accounting. Any contingent consideration will be recognized when the contingency is resolved and the consideration becomes payable. For the years ended December 31, 2020 and 2019, no such amounts were deemed to be payable.
The nature of the remaining efforts for completion of the MT1621 program primarily consist of performing clinical trials and validating contract manufacturing abilities, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical
Zogenix Inc. | 2020 Form 10-K | 107

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
Note 5 — Strategic License Agreements
Fintepla
Brabant
In October 2014, we acquired Brabant in a business acquisition and obtained worldwide development and commercialization rights to Fintepla, one of our lead product candidates. Under the terms of the acquisition, we agreed to make future milestone payments to the former owners of Brabant for up to $95.0 million in the event we achieve certain milestones with respect to Fintepla, consisting of $50.0 million in regulatory milestones and $45.0 million in sales-based milestones that have been accounted for as contingent consideration under purchase accounting for an acquisition of a business. To date all regulatory milestones have been earned of which $35.0 million have been paid with the remaining $15.0 million included in other current liabilities on the consolidated balance sheet as the contingency has been resolved.
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
MT1621
License Agreement with Columbia University
As a result of our acquisition of Modis in September 2019, we became party to the Exclusive License Agreement, by and between Modis and the Trustees of Columbia University in the City of New York, dated as of September 26, 2016, related to MT1621. We are required to use commercially reasonable efforts to develop and commercialize licensed products worldwide, including to meet certain development and commercialization milestones within specified periods of time. Upon the achievement of certain regulatory and commercial milestones, we are required to pay Columbia University up to $2.9 million and $25.0 million, respectively, as well as tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The royalty obligations and License Agreement will expire on a country-by-country and product-by-product basis upon the later of (i) 15 years after the first bona fide commercial sale of a licensed product, (ii) the expiration of the last to expire valid patent claim covering a licensed product in a country or (iii) expiration of any regulatory exclusivity covering such licensed product. The License Agreement may be terminated by either by Columbia or by us in the event of an uncured material breach by the other party, or by Columbia in the event we are subject to specified bankruptcy, insolvency or similar circumstances. We can terminate the License Agreement either in its entirety or on a product-by-product and country-by-country basis, upon specified prior written notice to Columbia, provided we are not exploiting licensed products in such countries.
Zogenix Inc. | 2020 Form 10-K | 108

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
Tevard Collaboration, Option and License Agreement
In October 2019, we entered into an option agreement with Tevard Biosciences (Tevard), a privately-held company focused on tRNA-based gene therapies. Under the agreement, Tevard granted us an option to license exclusive rights related to a preclinical development program to identify and develop novel tRNA-based gene therapies for Dravet syndrome. During 2020, we extended the option period to exercise our license rights prior to entering into a collaboration, option and license agreement with Tevard. Payments made under the option agreement were nonrefundable, but may be credited against the upfront payment due if we exercise our option on the preclinical development program. Payments made under the option agreement of $2.0 million in 2019 and $5.5 million in 2020 were included in acquired IPR&D expense and related costs in our consolidated statement of operations.
In December 2020, we exercised the option on the Dravet syndrome program and entered into a collaboration, option and license agreement with Tevard (the Tevard Agreement). The financial terms of the Tevard Agreement included an upfront payment of $5.2 million. In connection with the transaction, we also purchased a convertible promissory note issued by Tevard in the amount of $5.0 million. The note matures in December 2022 and carries interest at 3.5% per year. The note will automatically convert into equity securities issued by Tevard in their next equity financing transaction at a conversion price equal to the price paid per share by other investors of the financing transaction.
In addition to the upfront payments, we have agreed to fund Tevard’s early discovery activities under the licensed Dravet syndrome program in accordance with the development plan as determined by the parties to the agreement. Once Tevard completes the early discovery activities for a program, we will be responsible for any potential future development and commercialization activities. Tevard is also eligible to receive additional development, regulatory and commercial-related milestone payments of up to $100.0 million for the Dravet program, as well as tiered royalties on future net sales in the single digits that result from the collaboration. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds subsequently discovered and developed by Tevard. The agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under the agreement with respect to a licensed program or product; however, we have the unilateral right to terminate the agreement with 180 days advanced notice
At the inception of the agreement and through December 31, 2020, we determined Tevard is a VIE in which we held variable interests through our licensed Dravet syndrome program and convertible promissory note. We determined that we are not the primary beneficiary of Tevard as we do not have voting control or other forms of power to direct activities that most significantly impact Tevard’s economic performance.
In accounting for the Tevard Agreement, we excluded from consideration all prior payments made under the option agreement, which was previously expensed to acquired IPR&D. Upon entering the Tevard Agreement, we made an upfront payment of $10.2 million in exchange for a license to the Dravet syndrome program and the convertible promissory note. The upfront payment was allocated between the acquired IPR&D asset and the convertible promissory note based on their relative fair values of $5.2 million and $5.0 million, respectively. The estimated fair value of the acquired IPR&D asset was determined based on information from discussions with Tevard’s management team regarding the potential of the Dravet syndrome program as well as our management team’s expectations regarding the timing, future cost and commercial potential for the program. The estimated fair value of the convertible promissory note was determined based on a discounted cash flow analysis, adjusted for credit and market risk, and consideration of the fair value of the embedded conversion feature with a conversion price not more favorable than other investors participating in an equity financing transaction.
The $5.2 million of consideration allocated to the IPR&D asset was determined to have no alternative future use and was immediately charged to acquired IPR&D expense in our consolidated statements of operations and classified as cash used in investing activities on the consolidated statements of cash flows. The $5.0 million of consideration allocated to the convertible promissory note was included in other noncurrent assets on our consolidated balance sheet and carried at amortized costs and classified as cash used in investing activities on the
Zogenix Inc. | 2020 Form 10-K | 109

consolidated statements of cash flows. Payments made to fund Tevard’s costs incurred under the Dravet syndrome program after the execution of the Tevard Agreement is reflected as research and development expense in our statements of operations. For the year ended December 31, 2020, amounts recorded as research and development expense associated with funding the Dravet syndrome program were $0.7 million.
At each reporting period, we evaluate the note receivable for current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2020, no provision for current expected credit losses was deemed necessary based on the expected timing of an equity financing that would result in the automatic conversion of the note to equity securities of Tevard and their existing cash on hand was sufficient to meet their operating requirements prior to the consummation of a financing transaction.
As of December 31, 2020, we do not have any current legal or contractual obligations to provide financing to Tevard and our maximum exposure to future loss is limited to the $5.0 million note receivable. While we have committed to fund the Dravet syndrome development program for Tevard’s early discovery activities, our obligation to fund these efforts is contingent upon continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program. Our exposure to future losses is limited as we have the unilateral right to terminate the agreement with 180 days advanced notice.
Note 6 — Cash, Cash Equivalents and Marketable Securities
The following table summarizes the amortized cost and fair value of our cash, cash equivalents and marketable securities by major investment category as of December 31, 2020 and 2019:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$23,887	$—	$—	$23,887
Cash equivalents:
Money market funds	80,986	—	—	80,986
Commercial paper	61,043	—	—	61,043
Certificate of deposits	1,000	—	—	1,000
Total cash equivalents	143,029	—	—	143,029
Total cash and cash equivalents	166,916	—	—	166,916
Marketable securities:
U.S. Treasuries	43,050	1	(1)	43,050
Commercial paper	210,986	—	—	210,986
Certificate of deposits	44,480	—	—	44,480
U.S. Government-sponsored enterprises debt securities	6,200	17	—	6,217
Corporate debt securities	33,288	172	—	33,460
Total marketable securities	338,004	190	(1)	338,193
Total cash, cash equivalents and marketable securities	$504,920	$190	$(1)	$505,109
Zogenix Inc. | 2020 Form 10-K | 110

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$43,058	$—	$—	$43,058
Cash equivalents:
Money market funds	11,527	—	—	11,527
Commercial paper	7,485	—	—	7,485
Total cash and cash equivalents	62,070	—	—	62,070
Marketable securities:
Commercial paper	73,366	—	—	73,366
Corporate debt securities	74,038	381	(2)	74,417
Certificates of deposit	41,302	—	—	41,302
Total marketable securities	188,706	381	(2)	189,085
Total cash, cash equivalents and marketable securities	$250,776	$381	$(2)	$251,155
The following table summarizes the amortized cost and fair value of marketable securities based on stated effective maturities as of December 31, 2020:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$331,804	$331,976
Due between one and two years	6,200	6,217
Total	$338,004	$338,193
We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2020, no provision for current expected credit losses was required as the fair value of each individual security in an unrealized loss position exceeded its amortized cost by a de minimis amount.
Accrued interest receivable on available-for-sale marketable securities are recorded within prepaid expenses and other current assets on our consolidated balance sheets and was $0.3 million and $0.6 million at December 31, 2020 and 2019, respectively.
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
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis at December 31, 2020 and 2019:
Zogenix Inc. | 2020 Form 10-K | 111

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$80,986	$—	$—	$80,986
Commercial paper	—	61,043	—	61,043
Certificate of deposits	—	1,000	—	1,000
Marketable securities:
U.S. Treasuries	—	43,050	—	43,050
Commercial paper	—	210,986	—	210,986
Certificate of deposits	—	44,480	—	44,480
U.S. Government-sponsored enterprises debt securities	—	6,217	—	6,217
Corporate debt securities	—	33,460	—	33,460
Total assets(1)	$80,986	$400,236	$—	$481,222

Liabilities:
Common stock warrant liabilities(3)	$—	$—	$—	$—
Contingent consideration liabilities(2)	—	—	42,400	42,400
Total liabilities	$—	$—	$42,400	$42,400

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,527	$—	$—	$11,527
Commercial paper	—	7,485	—	7,485
Marketable securities:
Commercial paper	—	73,366	—	73,366
Corporate debt securities	—	74,417	—	74,417
Certificates of deposit	—	41,302	—	41,302
Total assets(1)	$11,527	$196,570	$—	$208,097

Liabilities:
Common stock warrant liabilities(3)	$—	$—	$198	$198
Contingent consideration liabilities(2)	—	—	63,800	63,800
Total liabilities	$—	$—	$63,998	$63,998
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
(2)In connection with the acquisition of Brabant in 2014 (See Note 5), we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We estimate the fair value of contingent purchase consideration liabilities using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Subsequent to
Zogenix Inc. | 2020 Form 10-K | 112

the acquisition date, at each reporting period prior to settlement, we remeasure these liabilities by performing a review of the assumptions discussed above and record an adjustment to reflect any changes in the estimated fair value of our contingent consideration liabilities. In the absence of any significant changes in key assumptions during a reporting period, the fair value of the contingent consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration. Significant judgment is used in determining Level 3 inputs and fair value measurements as of a reporting date. Updates to assumptions could have a significant impact on our results of operations in a reporting period and actual results may differ from estimates. For example, significant increases in the estimated probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement. As of December 31, 2020, we classified $8.8 million of the total contingent consideration liabilities of $42.4 million as current liabilities. The balance sheet classification between current and non-current liabilities was based upon our reasonable expectation as to the timing of settlement of the remaining sales-based milestones.
(3)Represents the fair value of common stock warrants outstanding that may require cash settlement under certain circumstances. As of December 31, 2020 and 2019, common stock warrant liabilities consists of warrants issued in July 2011 in connection with a debt financing arrangement. The warrants entitle the holder to purchase up to 28,125 shares of common stock at an exercise price of $72.00 per share and expires in July 2021.
The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

(In thousands)	Contingent Consideration
Balance at December 31, 2018	$78,200
Settlements	(20,000)
Changes in fair value	5,600
Balance at December 31, 2019	63,800
Settlements	(30,000)
Changes in fair value	8,600
Balance at December 31, 2020	$42,400
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of December 31, 2020.

Fair Value as of December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
$42,400	Discounted cash flow	Discount rate	2.5% —3.5%	3.1%
		Probability of payment	100%	100%
		Projected year of payment	2021 — 2030	2022
————————————
(1)Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
Zogenix Inc. | 2020 Form 10-K | 113

The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2020.
Periodic changes in the estimated fair value of contingent consideration are included within operating expenses in the consolidated statements of operations.
Convertible Senior Notes
As of December 31, 2020, the estimated fair value of our Convertible Senior Notes was approximately $260.5 million and was determined based on a binomial lattice model with Level 2 inputs. When determining the estimated fair value of our Senior Convertible Notes, we utilize a binomial lattice model which incorporates the terms and conditions of the Senior Convertible Notes and market-based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common stock price over successive periods of time. An estimated yield based on comparable non-convertible debt instruments in the market is used to discount the cash flows.
Note 8 — Other Balance Sheet Details
Inventory
Our inventory balance consists of the following:

(In thousands)	December 31, 2020
Raw materials	$391
Work in process	243
Finished goods	392
Total	$1,026
As of December 31, 2020, our inventory balance reflects the cost of post-approval manufacturing activities related to our product. Prior to receiving FDA approval for Fintepla, we recorded all manufacturing product costs as research and development expense. As of December 31, 2020, no write-downs of inventory were deemed necessary.
Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2020	2019
Computer equipment and software	$429	$291
Leasehold improvements	9,835	9,431
Furniture and fixtures	1,266	978
Total	11,530	10,700
Less accumulated depreciation	(2,806)	(1,276)
Property and equipment, net	$8,724	$9,424
Depreciation expense for 2020, 2019 and 2018 was $1.5 million, $1.3 million, and $0.2 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:
Zogenix Inc. | 2020 Form 10-K | 114

	December 31,
(In thousands)	2020	2019
Accrued clinical trial costs	$16,477	$16,555
Accrued contract manufacturing costs	2,761	2,546
Accrued compensation	10,917	7,179
Accrued milestone payment	15,000	—
Other accrued liabilities	9,809	3,639
Common stock warrant liabilities	—	198
Total	$54,964	$30,117

Note 9 – Intangible Asset
The following table provides details of the carrying amount of our intangible asset:

	December 31,
(In thousands)	2020	2019
Finite-lived intangible asset	$102,500	$—
Accumulated amortization	(3,942)	—
Indefinite-lived IPR&D intangible asset	—	102,500
Net carrying value	$98,558	$102,500
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
In estimating the useful life of the finite-lived Fintepla intangible asset, we considered the estimated period over which the asset will contribute directly or indirectly to our future cash flows, the strength of issued or licensed patents and related period of intellectual property protection, the availability of competitor products treating similar indications and the impact of patent expiry on the sustainability of future operating cash flows of the asset. Based on these factors, we estimated the useful life of the finite-lived intangible asset to be 13 years. As of December 31, 2020, the carrying value of the intangible asset will be amortized over its estimated remaining useful life of 12.5 years as follows:

(In thousands)	Amortization Expense
2021	$7,885
2022	7,885
2023	7,885
2024	7,885
2025	7,885
Thereafter	59,133
Total	$98,558

Zogenix Inc. | 2020 Form 10-K | 115

Note 10 – Convertible Senior Notes
Between September 2020 and October 2020, we issued $230.0 million principal amount of 2.75% convertible senior notes due 2027 in a private offering (collectively, the Convertible Senior Notes or Notes). Total proceeds realized from the sale of the Notes, net of issuance costs of $7.5 million, were $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. The principal amount of the Notes was issued at par value and the Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021. The Notes mature on October 1, 2027, unless earlier converted by the holders or redeemed or repurchased by us in accordance with their terms prior to such date. The Indenture contains customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately, but does not contain any financial covenants.
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
The Indenture contains representations and warranties by us, indemnification provisions in favor of the lenders and customary affirmative and negative covenants related to timing filings and reporting, and events of default. As of December 31, 2020, we were in compliance with all covenants under the Indenture.
In accounting for the issuance of the Notes, we performed an assessment of all embedded features of the debt instrument to determine if (i) such features should be bifurcated and separately accounted for, and (ii) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the
Zogenix Inc. | 2020 Form 10-K | 116

fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheets and re-measured to fair value at each reporting period.
We determined the embedded conversion feature in the Notes is not required to be separately accounted for as a derivative liability instrument because it is considered to be indexed to our common stock. However, since the Notes may be settled with a combination of cash and shares, at our election, we are required to separate the Notes into debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument issued by us without the conversion feature. The difference between the full principal amount of the Notes and this estimated fair value was recorded as a debt discount on the Notes, with a corresponding offset to additional paid-in capital (the equity component). In addition, debt issuance costs associated with the Notes were allocated to the debt and equity components in proportion to the allocation of the full principal amount to those components.
At issuance, the debt component of the Notes was estimated to have a fair value of $152.1 million based on contractual cash flows discounted at our estimated non-convertible debt borrowing rate of 9.7%. Our determination of an appropriate discount rate was based on a yield curve derived from then-recent publicly-traded bond offerings with a similar term for companies with similar credit ratings to us (Level 2 inputs). As a result, the equity component of $77.9 million, which represents the difference between the proceeds from the issuance of the Notes and the fair value of the debt component, was recognized as a debt discount. In addition, debt issuance costs of $7.5 million related to the issuance of the Notes were comprised of $4.9 million attributable to the debt component, and recorded as debt discount, with the remaining $2.5 million attributable to the equity component and netted with the equity component discussed above resulting in $75.3 million recorded to additional paid-in capital within stockholders’ equity on the consolidated balance sheet. The debt discount and issuance costs of $82.8 million are being amortized as interest expense over the expected term of the Notes of seven years using the effective interest rate of 9.9%. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2020, the outstanding Notes were not subject to conversion under the Indenture and no principal is due until 2027. At December 31, 2020, the Notes had a weighted-average remaining term of approximately 6.7 years and the equity component continues to meet the conditions for equity classification.
The following table provides information on our Convertible Senior Notes balance as of December 31, 2020:

(In thousands)	December 31, 2020
Liability component
Principal amount of Convertible Senior Notes	$230,000
Less: Unamortized debt discount and issuance costs	(80,647)
Net carrying amount	$149,353

Equity component - net carrying value	$75,333
Interest expense related to the Convertible Senior Notes was included in other income (expense), net on the consolidated statements of operations as follows:

(In thousands)	Year Ended December 31, 2020
Contractual coupon interest	$1,600
Amortization of debt discount and issuance costs	2,143
Total interest expense	$3,743

Note 11 — Leases
We have non-cancelable operating leases consisting of administrative and research and development office space for our Emeryville, California headquarters and Maidenhead, United Kingdom that will expire in expires in May 2027 and February 2025, respectively. We also maintain limited office space in Ireland, Germany, Italy and Japan. Our Emeryville lease includes a renewal option for an additional five years, which was not included in our determination of the lease term under the legacy lease standard as renewal was not reasonably assured at the inception of the lease. Other non-cancellable leases recorded on our consolidated balance sheets include the
Zogenix Inc. | 2020 Form 10-K | 117

former headquarters of Modis’ in Oakland, California, which expires in July 2021 and a lease related to our former headquarters located in San Diego, which we subleased to an unrelated third party under a coterminous agreement, until its expiration in March 2020.
We do not have any material finance leases or service contracts with lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Information regarding operating lease expense and other select lease information are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Components of lease costs:
Operating lease cost	$1,989	$2,045
Short-term lease cost	444	851
Sublease income	(115)	(580)
Total lease expense	$2,318	$2,316

Other Lease information
	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,178	$1,842
Right-of-use lease assets obtained in exchange for new lease liabilities, noncash	$1,156	$354

Supplemental balance sheet information
	December 31,
(In thousands)	2020	2019
Right-of-use assets	$7,748	$7,774

Current portion of operating lease liabilities	1,688	1,322
Operating lease liabilities, net of current portion	10,314	10,752
Total operating lease liabilities	$12,002	$12,074

Weighted average remaining lease term (in years)	6.0	7.2
Weighted average discount rate, weighted based on the remaining balance of lease payments	6.2%	6.0%
Maturities of operating lease liabilities as of December 31, 2020 are as follows:

(In thousands)	Operating Leases
2021	$2,327
2022	2,265
2023	2,321
2024	2,330
2025	2,070
After 2025	3,031
Total lease payments	14,344
Less: imputed interest	(2,342)
Total operating lease liabilities	$12,002
Zogenix Inc. | 2020 Form 10-K | 118

Note 12 — Commitments and Contingencies
Legal Matters
We may become involved in various legal proceedings and claims that arise in the ordinary course of business. We currently do not believe that the ultimate outcome of any of the matters is probable or reasonably estimable, or that these matters will have a material adverse effect on our business. However, such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, consolidated results of operations, financial position or cash flows.
Indemnification Agreements
In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. These indemnities include indemnities to our directors and officers to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is, in many cases, unlimited. We have not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.
Unconditional Purchase Obligations
We have supply agreements for the manufacture of active pharmaceutical ingredient (API) used in Fintepla and procurement of raw materials (other than the API) used to formulate, fill, test and release an oral solution of Fintepla. As of December 31, 2020, annual minimum purchase commitments under these supply agreements were not material.
In addition, we enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials and contract manufacturing organizations for the manufacture of drug materials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be cancelled, we would only be obligated for costs of products or services that have been incurred by the vendor prior the effective date of cancellation, plus applicable cancellation fees.
Note 13 — Stockholders’ Equity
Preferred Stock
We have 10.0 million shares of preferred stock authorized for issuance, par value of $0.001 per share. As of December 31, 2020 and 2019, no shares of preferred stock were issued and outstanding.
Common Stock
On May 21, 2019, our stockholders approved and we filed an amendment to our Fifth Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of common stock from 50.0 million to 100.0 million. Each holder of our common stock, par value of $0.001 per share, is entitled to one vote for each share of such stock held. As of December 31, 2020 and 2019, there were 55.7 million and 45.3 million shares of common stock issued and outstanding.
The following table presents common stock reserved for future issuance for the following financial instruments:

	December 31,
(In thousands)	2020	2019
Stock options and RSUs outstanding	5,703	4,692
Warrants to purchase common stock	28	28
Reserved for future grants under employee equity plans	3,899	4,926
Reserved for issuance upon conversion of Convertible Senior Notes	12,313	—
Total	21,943	9,646
Zogenix Inc. | 2020 Form 10-K | 119

At December 31, 2020, we had approximately 22.3 million shares of authorized and unreserved common stock available for issuance.
Sale of Common Stock
At-the-Market Offerings
We have an at-the-market sales agreement (the ATM Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) pursuant to which Cantor agreed to act as a sales agent in connection with sales of our common stock from time to time pursuant to an effective registration statement.
In December 2017, we filed a prospectus supplement to our automatic “shelf” registration statement on Form S-3 registering the offering, issuance and sale of up to $75.0 million in gross aggregate proceeds of common stock under the ATM Sales Agreement. During 2019 and 2018, we sold approximately 0.9 million and 0.7 million shares of common stock, respectively, resulting in net proceeds of approximately $42.6 million and $30.3 million, respectively, after deducting commissions and other offering costs.
In June 2020, we filed a prospectus supplement to our automatic “shelf” registration statement on Form S-3 registering the offering, issuance and sale of up to $200.0 million in gross aggregate proceeds of our common stock under the ATM Sales Agreement. During 2020, we sold approximately 0.2 million shares of common stock and realized net proceeds of approximately $4.9 million, after deducting commissions and other offering costs.
Underwritten Public Offerings
In August 2018, we completed an underwritten public offering of 6.0 million shares of our common stock at an offering price of $52.00 per share. Net proceeds realized from the offering amounted to approximately $292.9 million, after deducting commissions and other offering expenses.
In March 2020, we completed an underwritten public offering of 9.8 million shares of our common stock at an offering price of $23.50 per share, including 1.3 million shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds realized from the offering amounted to approximately $221.7 million, after deducting commissions and other offering costs.
Accumulated Other Comprehensive Income
A summary of changes in the balances of each component of accumulated other comprehensive loss, net of tax, follows:

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2017	$—	$—	$—
Amounts arising during the period	3	—	3
Balance at December 31, 2018	3	—	3
Amounts arising during the period	702	—	702
Reclassification adjustments	(326)	—	(326)
Balance at December 31, 2019	379	—	379
Amounts arising during the period	(197)	(260)	(457)
Reclassification adjustments	7	—	7
Balance at December 31, 2020	$189	$(260)	$(71)

Zogenix Inc. | 2020 Form 10-K | 120

Note 14 — Stock-Based Compensation
Summary of Equity Incentive Plans
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
On May 21, 2019, our stockholders approved the amendment and restatement of our 2010 Plan (2010 Restated Plan). The 2010 Restated Plan included the following material changes: (1) an increase in the aggregate number of shares available for issuance under the plan from 7.5 million to 11.5 million shares; (2) elimination of the evergreen provision that provided for automatic annual increases based on 4% of common stock issued and outstanding as of each January 1; and (3) the extension of the expiration date of the plan to March 2029.
As of December 31, 2020, approximately 3.4 million shares remained available for future grants. Subsequent to the 2010 Restated Plan's effective date on May 21, 2019, all future equity awards will be issued from this plan (other than shares available for purchase under our 2010 Employee Stock Purchase Plan).
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
Employee Stock Purchase Plan
In November 2010, our board of directors adopted an Employee Stock Purchase Plan (ESPP), which allows employees to purchase shares of our common stock during specified offering periods at a discount to the fair market value at the time of purchase. In May 2020, our shareholders approved an amendment and restatement of the ESPP, which became effective on May 29, 2020. The ESPP was amended to increase the aggregate number of shares authorized for issuance from 375,000 to 875,000 shares and to eliminate the annual evergreen feature, which automatically added 31,250 shares to the aggregate shares authorized for issuance on January 1 of each year under the plan. In addition, the expiration date of the ESPP was modified from October 2020 to the date that all shares authorized have been issued.
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
Zogenix Inc. | 2020 Form 10-K | 121

The ESPP limits the maximum number of shares that may be purchased by any one participant in an offering period to 5,000 shares. In addition, the Internal Revenue Code limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of an offering period. As of December 31, 2020, approximately 0.5 million shares of common stock were available for future purchase.
Equity Incentive Plan Activity
The following sections summarize activity under our equity incentive plans.
Stock Options
The following table summarizes our stock option activity for 2020:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,253	$29.59	6.8	$96,524
Granted	1,647	$27.41
Exercised	(274)	$16.06
Canceled	(315)	$38.00
Outstanding at December 31, 2020	5,311	$29.12	7.1	$14,131
Exercisable at December 31, 2020	3,061	$25.08	5.8	$13,515
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $5.1 million, $22.4 million and $11.8 million, respectively.
Restricted Stock Units (RSUs)
The following table summarizes the Company’s restricted stock unit activity for 2020:

	Shares (in thousands)	Weighted Average Fair Value per RSU at Grant Date
Nonvested at December 31, 2019	439	$36.97
Granted	218	$27.34
Vested	(220)	$26.39
Canceled	(44)	$38.15
Nonvested at December 31, 2020	393	$37.68
The total intrinsic value of RSUs vested during 2020, 2019 and 2018 was $5.7 million, $1.9 million and $4.2 million, respectively. In June 2020, approximately 128,000 shares of performance-based restricted stock units (PSU’s) granted in March 2017 vested upon satisfaction of both a service-period condition and a performance condition, the latter of which was satisfied following the FDA’s approval of Fintepla in June 2020. As a result, a $1.4 million charge representing the PSUs’ fair value on the date of grant was expensed upon satisfaction of the performance condition. Previously, no compensation expense for such PSUs was recognized as we determined the performance condition is not probable of achievement until the event actually occurs.
ESPP
Employees purchased 51,745 shares, 28,146 shares and 32,679 shares under our ESPP during 2020, 2019 and 2018, respectively.
Valuation of Equity Awards
We use the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP awards. A summary of the assumptions used to estimate the fair values of stock option grants for the years presented is as follows:
Zogenix Inc. | 2020 Form 10-K | 122

	Year Ended December 31,
	2020	2019	2018
Risk free interest rate	0.3% to 1.8%	1.4% to 2.6%	2.3% to 3.0%
Expected term	5.3 to 6.1 years	5.3 to 6.1 years	5.3 to 6.1 years
Expected volatility	73.2% to 76.7%	73.5% to 82.3%	80.1% to 85.2%
Expected dividend yield	—%	—%	—%
Weighted-average fair value of option on grant date	$17.86	$32.64	$30.87
The fair value of ESPP awards was not material for all periods presented.
Stock-Based Compensation Expense Allocation
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Research and development	12,139	8,293	6,317
Selling, general and administrative	17,037	12,954	9,175
Total	$29,176	$21,247	$15,492
As of December 31, 2020, there was approximately $60.6 million of total unrecognized compensation costs related to outstanding equity awards scheduled to be recognized over a weighted average period of 2.7 years.
Note 15 – Net Loss Per Share
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
The following table presents the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net loss	$(209,383)	$(419,503)	$(123,914)
Denominator
Weighted average common shares outstanding, basic and diluted	53,706	43,078	37,884
Net loss per share, basic and diluted	$(3.90)	$(9.74)	$(3.27)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Shares subject to outstanding common stock options	4,966	4,085	3,770
Shares subject to outstanding restricted stock units	464	382	289
Shares subject to outstanding warrants to purchase common stock	28	28	33
Shares issuable upon conversion of Convertible Senior Notes	4,415	—	—
Total	9,873	4,495	4,092

Zogenix Inc. | 2020 Form 10-K | 123

Note 16 — Employee Benefit Plans
We maintain defined contribution retirement plans for our employees. We established a 401(k) Plan for our U.S. employees and a defined benefit pension plan for our U.K. employees by which participants may defer taxation on a portion of their earnings, subject to a maximum amount under each applicable plan. We may make discretionary matching contributions to the plans on behalf of participants in any plan year. Any discretionary matching contributions made on behalf of participants become immediately vested and non-forfeitable to the participant. Total expense recognized by us for discretionary matching contributions made in 2020, 2019 and 2018 was $1.2 million, $0.5 million, and $0.2 million, respectively.
Note 17 — Income Taxes
For financial reporting purposes, the components of loss from continuing operations before income taxes are presented in the following table.

	December 31,
(In thousands)	2020	2019	2018
United States	$(170,812)	$(325,769)	$(35,838)
Foreign	(55,996)	(93,734)	(87,878)
Total	$(226,808)	$(419,503)	$(123,716)
The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2020.

(in millions)	Amount
Federal net operating losses	$526.9
State net operating losses	343.2
Foreign net operating losses	290.7
Federal research and development credits	6.4
State research and development credits	4.2
Orphan drug research and development credits	2.0
At December 31, 2020, our federal, state, and foreign (primarily related to the U.K.) net operating loss carryforwards, including the acquired net operating losses from our acquisition of Modis, were approximately $526.9 million, $343.2 million and $290.7 million, respectively, which may be subject to limitations as described below. If not utilized, a significant portion of our federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2029 and the state net operating loss carryforwards incurred prior to 2018 will begin to expire in 2021. Under the Tax Cut and Jobs Act of 2017 (Tax Act), federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited to 80% of taxable income. As of December 31, 2020, of the $526.9 million in total federal net operating loss carryforwards, $272.3 million do not expire. It is uncertain if and to what extent various states will conform to the Tax Act. In the U.K, our net operating loss carryforwards do not expire, but the use of net operating loss carryforwards in relation to U.K. taxable income incurred on or after April 1, 2017 will be limited each year to £5.0 million plus an incremental 50% of U.K. taxable income, subject to a regulatory established allowance per group.
In addition, we have federal and California research and development income tax credit carryforwards of approximately $6.4 million and $4.2 million. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2031. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. As of December 31, 2020, we had federal orphan drug tax credit carryforwards of $2.0 million, which begin to expire in 2036. Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which we file tax returns. We are currently not under audit by any tax jurisdiction.
As of December 31, 2020, we have experienced at least three ownership changes. The first ownership change occurred in August 2006 and resulted in a reduction to our net operating loss carryforwards of $1.9 million. We had a second ownership change in September 2011 which resulted in reductions to our federal net operating loss carryforwards of $121.1 million, research and development income tax credits of $3.0 million, and California net
Zogenix Inc. | 2020 Form 10-K | 124

operating loss carryforwards of $53.3 million. We had a third ownership change in January 2014, which did not result in any reductions of federal and California net operating loss carryforwards or research and development income tax credits. We recently completed an evaluation of the potential effect of Section 382 on our ability to utilize our net operating losses, including those acquired from our acquisition of Modis. Any operating losses and other tax attributes generated by us subsequent to January 2014, including those acquired from our acquisition of Modis, are currently not subject to any IRC Section 382 limitations. Pursuant to the IRC, the use of our net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.
A reconciliation of income tax provision to amounts computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes is shown as follows (in thousands):

	December 31,
	2020	2019	2018
Income tax at federal statutory rate	$(47,630)	$(88,096)	$(26,022)
State taxes, net of federal benefit	(4,316)	(65)	(8)
Non-deductible acquired IPR&D charge and other expenses(1)	—	52,044	—
Change in valuation allowance	40,039	21,155	16,949
Impact of foreign rate change on deferred taxes	(2,950)	1,887	1,961
Other permanent differences	3,993	4,101	(701)
State tax rate benefit	(1,346)	(18)	169
Foreign rate differential	752	1,883	1,731
Stock-based compensation	1,180	(2,674)	(1,344)
Net operating losses surrendered under U.K.’s R&D tax relief scheme	—	9,349	6,322
State apportionment adjustments	(2,673)	48	—
Impact of foreign exchange rate differences	(4,532)	—	—
Credits and other	58	386	943
Income tax benefit	$(17,425)	$—	$—
(1)Amounts attributable to our asset acquisition of Modis. See Note 4 for additional information.
The significant components of deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$186,963	$134,009
Capitalized research and development	486	925
Accrued expenses	2,498	1,311
Research and development credits	5,343	5,343
Amortization	2,949	1,028
Lease liability	2,534	2,547
Stock-based compensation	7,878	6,464
Other, net	2,690	1,979
Total deferred tax assets	211,341	153,606
Less: valuation allowance	(176,594)	(151,544)
Total deferred tax assets, net of valuation allowance	$34,747	$2,062

Deferred tax liabilities:
Operating lease right-of-use asset	$(1,585)	$(1,640)
IPR&D	(15,857)	(17,425)
Discount on Notes	(17,305)	—
Depreciation	—	(422)
Total deferred tax liabilities	(34,747)	(19,487)
Total net deferred tax liabilities	$—	$(17,425)
Zogenix Inc. | 2020 Form 10-K | 125

For the year ended December 31, 2020, income tax benefit of $17.4 million resulted from a change in our valuation allowance balance associated with the completion of our in-process research and development program for Fintepla. Prior to regulatory approval of Fintepla in June 2020, our indefinite-lived asset was not subject to amortization. Upon completion of the IPR&D program, the indefinite-lived intangible asset was reclassified to an intangible asset subject to amortization over its estimated useful life. As a result, future reversals of deferred tax liabilities related to finite-lived intangible assets provided a source of income when assessing the realizability of our U.K. net operating loss carryforwards. We therefore recorded a $17.4 million income tax benefit in 2020 with a corresponding reduction to our valuation allowance on our U.K. deferred tax assets. The income tax benefit included the effects of foreign exchange differences on remeasurement of the deferred tax liability. An immaterial portion of the adjustment for foreign exchange differences was related to prior periods. For the years ended December 31, 2019 and 2018, no income tax provision was recorded due to recurring losses and our assessment a full valuation allowance should be established against any net deferred tax assets due to the uncertainty regarding our ability to realize them in the future. The increase in valuation allowance of $25.1 million during 2020 was primarily attributable to the tax effect of our net loss exceeding the $17.4 million release of the valuation allowance on our U.K. deferred tax assets noted above. The increase in valuation allowance of $33.5 million during 2019 was attributable to our current year taxable loss and deferred tax assets related to acquired net operating loss carryovers from our acquisition of Modis.
As of December 31, 2020 and 2019, we have established a full valuation allowance against our U.S. and foreign deferred tax assets that are in excess of our reversing taxable temporary differences in those jurisdictions as we determined it is more likely than not that the tax benefit will not be realized.
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
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2020	2019	2018
Beginning balance of unrecognized tax benefits	$3,541	$1,487	$2,030
Gross increases based on tax positions related to current year	—	1,495	—
Gross increases based on tax positions related to prior years	97	559	91
Gross decreases based on tax positions related to prior years	—	—	(634)
Settlements with taxing authorities	—	—	—
Expiration of statute of limitations	—	—	—
Ending balance of unrecognized tax benefits	$3,638	$3,541	$1,487
As at December 31, 2020 and 2019, there were no unrecognized tax benefits that, if recognized, would affect our effective tax rate as any tax benefit would increase a deferred tax asset, which is currently offset by a full valuation allowance.
We record interest and, if applicable, penalties related to income tax matters as a component of income tax expense. No interest or penalties have been recorded for all periods presented. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Note 18 — U.K.’s R&D Tax Relief Scheme
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
Zogenix Inc. | 2020 Form 10-K | 126

In December 2019, we elected to surrender net operating losses by submitting claims to receive cash payments of $9.9 million and $9.8 million related to our 2017 and 2018 tax years, respectively. For the year ended December 31, 2020, we recognized income and collected cash of $19.7 million upon approval of our submitted claims by the U.K. tax authorities as a component of other income, net on the consolidated statement of operations. Other income, net on the consolidated statement of operations for 2018 included $10.1 million for claims related to our 2015 and 2016 U.K. tax years. For our 2019 tax year, we have not yet decided whether to seek tax relief by surrendering some of our losses for a tax credit cash rebate claim or electing to receive enhanced U.K. tax deductions on our eligible research and development activities. Under U.K’s tax legislation, there is a two-year window after the end of a tax year to seek relief under this scheme.
Zogenix Inc. | 2020 Form 10-K | 127

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Zogenix Inc. | 2020 Form 10-K | 128

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2020, which is included below.
Zogenix Inc. | 2020 Form 10-K | 129

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Zogenix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zogenix, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Zogenix, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Redwood City, California
March 1, 2021
Zogenix Inc. | 2020 Form 10-K | 130

ITEM 9B.    OTHER INFORMATION
None.
Zogenix Inc. | 2020 Form 10-K | 131

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees” and is incorporated herein by reference.
Zogenix Inc. | 2020 Form 10-K | 132

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
(1)    Consolidated Financial Statements
(2)    Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
(3)    Exhibits
The exhibits required by Item 601 of Regulation S-K are listed below.
Zogenix Inc. | 2020 Form 10-K | 133

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

2.1†	Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers	8-K/A	001-34962	December 23, 2014	10.1

2.2*	Agreement and Plan of Merger, dated August 23, 2019, by and among Zogenix, Inc., Xena Merger Sub, Inc., Modis Therapeutics, Inc. and Shareholder Representative Services, LLC, as the shareholders’ representative	8-K	001-34962	August 26, 2019	2.1

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-169210	October 27, 2010	3.5

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	November 8, 2012	3.2

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 10, 2015	3.3

3.4	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 6, 2019	3.4

3.5	Amended and Restated Bylaws	S-1/A	333-169210	October 27, 2010	3.7

4.1	Form of the Registrant’s Common Stock Certificate	S-1/A	333-169210	November 4, 2010	4.1

4.2	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)	10-Q	001-34962	August 12, 2011	4.12

4.3	Indenture, dated as of September 28, 2020, between Zogenix, Inc. and U.S. Bank National Association, as trustee	8-K	001-34962	September 28, 2020	4.1

4.4	Form of Global Note representing the 2.75% Convertible Senior Notes due 2027	8-K	001-34962	September 28, 2020	4.1

4.5	Description of Registered Securities	10-K	001-34962	March 2, 2020	4.3

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-169210	October 27, 2010	10.1

10.2#	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1	333-169210	September 3, 2010	10.3

10.3#	2010 Equity Incentive Award Plan, as amended through May 22, 2019	8-K	001-34962	May 22, 2019	10.1

10.4#	2010 Employee Stock Purchase Plan and form of Offering document thereunder	S-1/A	333-169210	October 27, 2010	10.6

10.5#	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan	10-Q	001-34962	August 8, 2013	10.1

10.6#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.7#	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder	8-K	001-34962	December 5, 2013	10.1

10.8#	Annual Incentive Plan	10-Q	001-34962	May 11, 2015	10.3

10.9#	Independent Director Compensation Policy as amended and restated effective March 14, 2018	10-Q	001-34962	May 9, 2018	10.1

10.10#	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.	10-Q	001-34962	August 10, 2015	10.4

10.11#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.	10-Q	001-34962	August 10, 2015	10.5

10.12#	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.	10-K	001-34962	March 7, 2014	10.44

10.13#	Employment Agreement dated January 16, 2017, by and between the Registrant and Michael P. Smith	10-Q	001-34962	May 4, 2017	10.2

10.14#	Employment Agreement dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2018	10.1

10.15#	Employment Agreement dated April 20, 2020, by and between the Registrant and Shawnte M. Mitchell	10-Q	001-34962	August 6, 2020	10.1

10.16†	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited	10-Q	001-34962	November 6, 2014	10.5

10.17	Lease Agreement, dated October 1, 2018, by and between the Registrant and Emery Station West, LLC	10-K	001-34962	February 28, 2019	10.21

10.18	Controlled Equity Offering Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-211265	May 10, 2016	1.2

10.19+	Manufacturing and Supply Agreement dated January 31, 2019 by and between Zogenix International Limited and Aptuit (Oxford) Limited	10-Q	001-34962	May 9, 2019	10.1

10.20+	Distributorship Agreement dated March 18, 2019 by and between the Registrant and Nippon Shinyaku Company, Ltd.	10-Q	001-34962	May 9, 2019	10.2

10.21+	Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc. (as successor-in-interest to Meves Pharmaceuticals, LLC), dated September 26, 2016	10-Q	001-34962	November 7, 2019	10.1

10.22+	Amendment No. 1 to Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc., dated December 5, 2019	10-K	001-34962	March 2, 2020	10.22

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.23	Supply Agreement, by and between the Registrant and Penn Pharmaceutical Services Limited, trading as PCI Pharma Services, dated July 17, 2019	10-Q	001-34962	November 7, 2019	10.2

10.24+	Collaboration, Option and License Agreement by and between Tevard Biosciences, Inc. and Zogenix, Inc.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X
†Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission
* Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(2) of Regulation S-K and Zogenix Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any redacted information or omitted schedule and/or exhibit upon request.
+ Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Zogenix Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any redacted information or omitted schedule and/or exhibit upon request.
# Indicates management contract or compensatory plan.
‡ Furnished herewith.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX INC.

March 1, 2021	By:	/s/ STEPHEN J. FARR, PH.D.
Stephen J. Farr, Ph.D.
President and Chief Executive Officer

March 1, 2021	By:	/s/ MICHAEL P. SMITH
Michael P. Smith
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN J. FARR, PH.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Stephen J. Farr, Ph.D.

/s/ MICHAEL P. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2021
Michael P. Smith

/s/ CAM L. GARNER	Chairman of the Board	March 1, 2021
Cam L. Garner

/s/ LOUIS C. BOCK	Director	March 1, 2021
Louis C. Bock

/s/ JAMES B. BREITMEYER, M.D., PH.D.	Director	March 1, 2021
James B. Breitmeyer, M.D., Ph.D

/s/ ERLE T. MAST	Director	March 1, 2021
Erle T. Mast

/s/ CAROLINE M. LOEWY	Director	March 1, 2021
Caroline M. Loewy

/s/ MARY E. STUTTS	Director	March 1, 2021
Mary E. Stutts

/s/ RENEE TANNENBAUM, PHARM.D.	Director	March 1, 2021
Renee Tannenbaum, Pharm.D.

/s/ DENELLE J. WAYNICK	Director	March 1, 2021
Denelle J. Waynick

/s/ MARK WIGGINS	Director	March 1, 2021
Mark Wiggins