Form 10-Q
period 2021-03-31
ZOGENIX, INC.
filed 2021-05-06
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2021 was 55,812,590.

ZOGENIX, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except par value)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$86,317	$166,916
Marketable securities	348,905	338,193
Accounts receivable, net	6,119	3,824
Inventory	2,324	1,026
Prepaid expenses and other current assets	11,065	12,215
Total current assets	454,730	522,174
Property and equipment, net	8,377	8,724
Operating lease right-of-use assets	7,452	7,748
Intangible asset, net	96,587	98,558
Goodwill	6,234	6,234
Other non-current assets	7,584	7,692
Total assets	$580,964	$651,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,964	$11,945
Accrued and other current liabilities	30,749	54,964
Deferred revenue, current	5,297	5,318
Current portion of operating lease liabilities	1,621	1,688
Current portion of contingent consideration	8,900	8,800
Total current liabilities	58,531	82,715
Deferred revenue, noncurrent	5,664	5,479
Operating lease liabilities, net of current portion	9,937	10,314
Contingent consideration, net of current portion	34,100	33,600
Convertible senior notes	151,451	149,353
Total liabilities	259,683	281,461
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 100,000 shares authorized; 55,813 and 55,736 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,701,788	1,694,580
Accumulated deficit	(1,380,470)	(1,324,840)
Accumulated other comprehensive loss	(37)	(71)
Total stockholders’ equity	321,281	369,669
Total liabilities and stockholders’ equity	$580,964	$651,130
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 1

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product sales	$12,349	$—
Collaboration revenue	1,335	1,249
Total revenues	13,684	1,249
Costs and expenses:
Cost of product sales (excluding amortization of intangible asset)	676	—
Research and development	30,969	33,240
Selling, general and administrative	31,272	21,318
Intangible asset amortization	1,971	—
Acquired in-process research and development costs	—	1,500
Change in fair value of contingent consideration	600	(7,900)
Total costs and expenses	65,488	48,158
Loss from operations	(51,804)	(46,909)
Interest income	308	1,088
Interest expense	(3,737)	—
Other (expense) income, net	(397)	20,021
Net loss	$(55,630)	$(25,800)

Net loss per share, basic and diluted	$(1.00)	$(0.54)

Weighted average number of shares used in the calculation of basic and diluted net loss per common share	55,750	48,185
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 2

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(55,630)	$(25,800)
Other comprehensive (loss) income, net of tax:
Change in unrealized gains related to marketable securities	(112)	(172)
Foreign currency translation adjustments	146	5
Total other comprehensive income (loss)	34	(167)
Comprehensive loss	(55,596)	(25,967)
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 3

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

Three Months Ended March 31, 2021	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	55,736	$1,694,580	$(1,324,840)	$(71)	$369,669
Net loss	—	—	(55,630)	—	(55,630)
Other comprehensive income	—	—	—	34	34
Issuance of common stock under employee equity plans	120	6	—	—	6
Shares repurchased to satisfy tax withholding obligation of vesting restricted stock units	(43)	(896)	—	—	(896)
Stock-based compensation	—	8,098	—	—	8,098
Balance at March 31, 2021	55,813	$1,701,788	$(1,380,470)	$(37)	$321,281

Three Months Ended March 31, 2020	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2019	45,272	$1,360,137	$(1,115,457)	$379	$245,059
Net loss	—	—	(25,800)	—	(25,800)
Other comprehensive loss	—	—	—	(167)	(167)
Issuance of common stock, net of offering costs	9,798	221,708	—	—	221,708
Issuance of common stock under employee equity plans	297	3,882	—	—	3,882
Shares repurchased to satisfy tax withholding obligation of vesting restricted stock units	(26)	(569)	—	—	(569)
Stock-based compensation	—	6,394	—	—	6,394
Balance at March 31, 2020	55,341	$1,591,552	$(1,141,257)	$212	$450,507

See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 4

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,630)	$(25,800)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	8,098	6,394
Depreciation and amortization	2,365	357
Amortization of debt discount and issuance costs	2,098	—
Acquired in-process research and development expense	—	1,500
Change in fair value of contingent consideration liability	600	(7,900)
Other non-cash items, net	236	(38)
Changes in operating assets and liabilities:
Accounts receivable	(2,295)	—
Inventory	(1,298)	—
Prepaid expenses and other current assets	1,150	(20,463)
Other non-current assets	108	(405)
Accounts payable, accrued and other current liabilities	(9,010)	(4,435)
Operating lease liabilities	(444)	(452)
Deferred revenue	164	(1,249)
Net cash used in operating activities	(53,858)	(52,491)
Cash flows from investing activities:
Cash paid for in-process research and development asset	—	(1,500)
Purchases of marketable securities	(141,652)	(15,695)
Proceeds from sale and maturities of marketable securities	130,888	54,605
Purchases of property and equipment	(87)	(193)
Net cash (used in) provided by investing activities	(10,851)	37,217
Cash flows from financing activities:
Payment of contingent consideration	(15,000)	—
Proceeds from issuance of common stock under equity incentive plans	6	2,040
Payments of tax withholding obligation on vesting restricted stock units	(896)	(569)
Proceeds from issuance of common stock, net of issuance costs	—	221,708
Net cash (used in) provided by financing activities	(15,890)	223,179
Net (decrease) increase in cash and cash equivalents	(80,599)	207,905
Cash and cash equivalents, beginning of the period	166,916	62,070
Cash and cash equivalents, end of the period	$86,317	$269,975

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,156
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 5

ZOGENIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Organization, Basis of Presentation and Liquidity
Zogenix, Inc., and subsidiaries (also referred to as Zogenix, we, our or us) is a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution, has been approved by the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) for the treatment of seizures associated with Dravet syndrome, a rare, devastating, severe lifelong epilepsy. Fintepla is also currently under development in Japan. We also have two late-stage development programs underway: one for Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), a rare childhood-onset epilepsy, and another for MT1621, an investigational novel substrate enhancement therapy for the treatment of TK2 deficiency, a rare genetic disorder.
We operate as a single operating segment engaged in the research, development and commercialization of pharmaceutical products, and our headquarters are located in Emeryville, California.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements and should therefore be read in conjunction with the consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K (2020 Form 10-K), which was filed with the SEC on March 1, 2021. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair statement of our financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results of operations for any future period.
The accompanying condensed consolidated financial statements include the accounts of Zogenix, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Liquidity
As of March 31, 2021, our cash, cash equivalents and marketable securities totaled $435.2 million. Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception, resulting in an accumulated deficit of $1.4 billion as of March 31, 2021. We expect to continue to incur significant operating losses and negative cash flows from operations to support the sales and marketing of Fintepla for Dravet syndrome in the U.S. and Europe, potential commercialization of Fintepla for LGS, as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain development, regulatory and sales-based milestone events related to Fintepla and MT1621. Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. Failure to raise sufficient capital when needed could require us to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
Note 2 – Accounting Policies
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
ZOGENIX, INC. | Q1 2021 Form 10-Q | 6

Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements in our 2020 Form 10-K. There have been no material changes in our significant accounting policies during the three months ended March 31, 2021.
Recently Issued Accounting Pronouncements Not Yet Adopted
Account Standard Update (ASU) 2020-06, Debt — Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (subtopic 815-40) (ASU 2020-06) simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments with cash conversion features. Specifically, ASU 2020-06 removes the existing guidance that we currently follow for our convertible senior notes, which requires entities to account for cash conversion features in equity separately from the host contract. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification and, as a result, not accounted for as derivatives, as well as fewer embedded features requiring separate accounting from the host contract. In addition, ASU 2020-06 eliminates the treasury stock method when calculating diluted earnings per share for convertible instruments that can be settled in whole or in part with equity and requires the use of the if-converted method. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The standard can be applied using a full or modified retrospective approach.
ASU 2020-06 will be effective for us as of January 1, 2022. When effective, we expect the accounting for our convertible senior notes as a single unit of account will: i) increase the carrying value of our convertible notes to be closer to its outstanding principal balance, ii) decrease our interest expense over the expected life of the financial instrument, and iii) result in the debt instrument’s effective interest rate to be closer to the stated coupon rate. In addition, the use of the more favorable treasury stock method, which allows an entity with a stated policy of settling convertible instruments with a combination of cash and shares to exclude shares issuable upon conversion that it expects to settle with cash when calculating diluted earnings per share, is no longer permitted. Even if we have the intent and ability to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, the adoption of ASU 2020-06 will require that we presume such instruments will be settled by issuance of shares (the “if-converted method”). As a result, our diluted earnings per share under ASU 2020-06 may be lower than if we were able to apply the treasury stock method when calculating the dilutive effect of our Notes in earnings per share.
Note 3 – Product Revenue and Concentration of Credit Risks
Net Product Sales
Fintepla is distributed in the U.S. through an exclusive arrangement with a specialty distributor, who is our customer. The specialty distributor subsequently resells our product through its related specialty pharmacy provider to patients and health care providers. Separately, we have or may enter into payment arrangements with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs who provide coverage and reimbursement for our products that have been proscribed to a patient.
In February 2021, we began to distribute Fintepla in Europe (currently, in Germany) through a third-party logistics provider (3PL) for distribution to pharmacies throughout Germany. The pharmacies are our customers, who subsequently resell our product directly to patients and health care providers.
For the three months ended March 31 ,2021, total net product sales generated from Fintepla was $12.3 million, and consisted of $11.3 million derived in the United States and $1.0 million derived in Germany. Fintepla was approved by the FDA in June 2020 and the EMA in December 2020.
We record product revenue at the net sales price (transaction price), which includes estimates of consideration payable to our customers and third-party payers for which reserves are established and that result from government rebates, chargebacks, co-pay assistance, prompt-payment discounts and other allowances that are offered under arrangements between us, our customers, and third-party payers related to the sales of Fintepla.
The following table summarizes the provisions, and credits/payments, for sales-related deductions.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 7

(In thousands)	Rebates	Trade Discounts, Distributor Fees and Other	Total
Balance at December 31, 2020	$1,161	$129	$1,290
Current period provisions	1,904	593	2,497
Credits/payments	(774)	(481)	(1,255)
Balance at March 31, 2021	$2,291	$241	$2,532
We generally invoice our customers and recognize revenue once our performance obligations are satisfied, at which point payment is unconditional. Accordingly, our arrangements with customers did not give rise to contract assets or liabilities during the three months ended March 31, 2021.
Concentration of Credit Risk and Major Customers
As is common in the pharmaceutical industry for products treating rare diseases, Fintepla is distributed through exclusive arrangements with a specialty distributor in the U.S. and through a 3PL who distributes to pharmacy providers throughout Germany. As a result, our accounts receivable balance at March 31, 2021 is highly concentrated with our U.S. customer accounting for over 90% of the balance and over 90% of net product revenue for the three months ended March 31, 2021. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. As of March 31, 2021 and December 31, 2020, we believe that the allowances for doubtful accounts, if any, are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts.
Note 4 – Collaboration Arrangement
Nippon Shinyaku Co., Ltd
In March 2019, we entered into an agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the exclusive distribution of Fintepla in Japan for the treatment of Dravet syndrome and LGS. No development rights or intellectual property licenses were transferred. As part of the Shinyaku Agreement, we are responsible for completing the global clinical development and all regulatory approval activities for Fintepla to support the submission of new drug applications in Japan for Dravet syndrome and LGS. Upon regulatory approval of Fintepla in Japan, Shinyaku will act as our exclusive distributor for Fintepla and will be responsible for the commercialization activities including the promotion, marketing, sale and distribution of Fintepla in Japan.
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan by actively participating in the design of non-clinical, clinical and manufacturing requirements needed for regulatory submission, actively planning and participating in product labeling decisions and discussions with the Japanese Ministry of Health, Labor and Welfare (MHLW) and obtained distribution exclusivity through the payment of an initial fixed consideration. The collaborative activities under the Shinyaku Agreement prior to regulatory approval are within the scope of the accounting guidance related to collaborative arrangements.
Pursuant to the terms of the agreement, Shinyaku agreed to make aggregate fixed payments of $20.0 million in scheduled installments over a two-year period from the date of the agreement. As of March 31, 2021, all fixed consideration has been received. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones for the treatment of Dravet syndrome and LGS. At contract inception and through March 31, 2021, the regulatory milestone variable consideration was fully constrained as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside our control.
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
For the three months ended March 31, 2021 and 2020, collaboration revenue under this arrangement was $1.3 million and $1.2 million, respectively. As of March 31, 2021, the deferred revenue balance of $11.0 million was classified as either current or net of current portion in the accompanying condensed consolidated balance sheets
ZOGENIX, INC. | Q1 2021 Form 10-Q | 8

based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through the end of 2023.
Note 5 – Strategic License Agreement
Tevard Collaboration, Option and License Agreement
In October 2019, we entered into an option agreement with Tevard Biosciences (Tevard), a privately-held company focused on advancing novel gene therapies and other genetic epilepsies. In December 2020, we exercised the option on Tevard’s Dravet syndrome program and entered into a collaboration, option and license agreement with Tevard (the Tevard Agreement) and will be responsible for funding preclinical studies and clinical development for this program. The financial terms of the Tevard Agreement included an upfront payment of $5.2 million. In connection with the transaction, we also purchased a convertible promissory note issued by Tevard in the amount of $5.0 million. The note matures in December 2022 and carries interest at 3.5% per year. The note will automatically convert into equity securities issued by Tevard in their next equity financing transaction at a conversion price equal to the price paid per share by other investors of the financing transaction.
For the three months ended March 31, 2021, amounts payable to reimburse Tevard for its costs incurred under the Dravet syndrome program of $0.8 million were recorded as research and development expense. For the three months ended March 31, 2020, option maintenance fees of $1.5 million incurred prior to our opt-in of Tevard’s Dravet syndrome program in December 2020 were immediately expensed to acquired in-process research and development costs.
At the inception of the agreement and through March 31, 2021, Tevard is a variable interest entity in which we held variable interests through our licensed Dravet syndrome program and convertible promissory note. We determined that we are not the primary beneficiary of Tevard as we do not have voting control or other forms of power to direct activities that most significantly impact Tevard’s economic performance.
At each reporting period, we evaluate the note receivable for current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2021, no provision for current expected credit losses was deemed necessary based on the expected timing of an equity financing that would result in the automatic conversion of the note to equity securities of Tevard and their existing cash on hand was sufficient to meet their operating requirements prior to the consummation of a financing transaction.
As of March 31, 2021, we do not have any current legal or contractual obligations to provide financing to Tevard and our maximum exposure to future loss is limited to the $5.0 million note receivable. While we have committed to fund the Dravet syndrome development program for Tevard’s early discovery activities, our obligation to fund these efforts is contingent upon continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program. Our exposure to future losses is limited as we have the unilateral right to terminate the agreement with 180 days advanced notice.
Note 6 – Cash, Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and the estimated fair value of our cash, cash equivalents and marketable securities as of March 31, 2021 and December 31, 2020:
ZOGENIX, INC. | Q1 2021 Form 10-Q | 9

	March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$26,847	$—	$—	$26,847
Cash equivalents:
Money market funds	38,974	—	—	38,974
Certificate of deposits	1,500	—	—	1,500
Commercial paper	18,996	—	—	18,996
Total cash and cash equivalents	86,317	—	—	86,317
Marketable securities:
U.S. Treasuries	26,924	6	—	26,930
Certificate of deposits	55,283	—	—	55,283
Commercial paper	233,419	—	—	233,419
Corporate debt securities	27,002	59	(2)	27,059
U.S. Government-sponsored enterprises debt securities	6,200	14	—	6,214
Total marketable securities	348,828	79	(2)	348,905
Total cash, cash equivalents and marketable securities	$435,145	$79	$(2)	$435,222

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$23,887	$—	$—	$23,887
Cash equivalents:
Money market funds	80,986	—	—	80,986
Commercial paper	61,043	—	—	61,043
Certificate of deposits	1,000	—	—	1,000
Total cash equivalents	143,029	—	—	143,029
Total cash and cash equivalents	166,916	—	—	166,916
Marketable securities:
U.S. Treasuries	43,050	1	(1)	43,050
Commercial paper	210,986	—	—	210,986
Certificate of deposits	44,480	—	—	44,480
U.S. Government-sponsored enterprises debt securities	6,200	17	—	6,217
Corporate debt securities	33,288	172	—	33,460
Total marketable securities	338,004	190	(1)	338,193
Total cash, cash equivalents and marketable securities	$504,920	$190	$(1)	$505,109
As of March 31, 2021, all marketable securities held have maturity dates within one year or less. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2021, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2021.
See Note 7 for further information regarding the fair value of our financial instruments.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 10

Note 7 – Fair Value Measurements
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
Our financial instruments consist primarily of cash and cash equivalents, marketable securities, notes receivable and other current assets, accounts payable and accrued liabilities, convertible senior notes and contingent consideration liability, and are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are carried at cost which approximates their respective fair values because of the short-term nature of these financial instruments. See Note 6 for further information regarding the amortized cost of our financial assets.
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,974	$—	$—	$38,974
Certificate of deposits	—	1,500	—	1,500
Commercial paper	—	18,996	—	$18,996
Marketable securities:
U.S. Treasury securities	—	26,930	—	26,930
Certificate of deposits	—	55,283	—	55,283
Commercial debt securities	—	233,419	—	233,419
Commercial paper	—	27,059	—	27,059
U.S. Government-sponsored enterprises debt securities	—	6,214	—	6,214
Total(1)	$38,974	$369,401	$—	$408,375
Liabilities:
Contingent consideration	$—	$—	$43,000	$43,000
ZOGENIX, INC. | Q1 2021 Form 10-Q | 11

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$—	$13,799	$—	$13,799
Money market funds	39,536	—	—	39,536
Certificate of deposits	—	3,008	—	3,008
Commercial paper	—	21,648	—	21,648
Marketable securities:
U.S. Treasuries	—	27,896	—	27,896
Commercial paper	—	101,951	—	101,951
U.S. Government-sponsored enterprises debt securities	—	6,219	—	6,219
Corporate debt securities	—	50,357	—	50,357
Certificate of deposits	—	41,284	—	41,284
Total(1)	$39,536	$266,162	$—	$305,698
Liabilities:
Contingent consideration	$—	$—	$42,400	$42,400

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
Contingent Consideration Liability
As of March 31, 2021, our contingent consideration liability consisted of sales-based milestones for Fintepla, which resulted from our 2014 acquisition of Brabant. The maximum amount of future contingent consideration (undiscounted) that we could be required to pay was $45.0 million.
The following table provides a reconciliation of our contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$42,400	$63,800
Change in fair value	600	(7,900)
Balance at end of period	$43,000	$55,900
For the three months ended March 31, 2021, the $0.6 million increase to the estimated fair value of the contingent consideration liability reflects the interest component of contingent consideration related to the passage of time. For the three months ended March 31, 2020, the $7.9 million was primarily due to changes to our probability-weighted estimates for achieving regulatory/commercial milestones and the use of a higher discount rate to reflect an increase in credit-adjusted interest rates.
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liabilities as of March 31, 2021.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 12

Fair Value as of March 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
$43,000	Discounted cash flow	Discount rate	1.9% — 3.0%	2.5%
		Probability of payment	100%	100%
		Projected year of payment	2021 — 2030	2022
————————————
(1)Unobservable inputs were weighted by the relative fair value of each sales-based milestone payment.
Convertible Senior Notes
As of March 31, 2021 and December 31, 2020, the estimated fair value of our convertible senior notes due 2027 was approximately $259.8 million and $260.5 million, respectively, and was determined based on a binomial lattice model with Level 2 inputs. When determining the estimated fair value of our Notes, we utilize a binomial lattice model which incorporates the terms and conditions of our convertible senior notes and market-based risk measurements that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common stock price over successive periods of time. An estimated yield based on comparable non-convertible debt instruments in the market is used to discount the cash flows.
Note 8 – Intangible Asset
Our intangible asset consists of worldwide development, commercialization and related intellectual property rights including patents and licenses for Fintepla, our first rare disease therapy approved for marketing in the U.S. and Europe.
The following table provides details of the carrying amount of our finite-lived intangible asset:

(In thousands)	March 31, 2021	December 31, 2020
Finite-lived intangible asset	$102,500	$102,500
Accumulated amortization	(5,913)	(3,942)
Total intangible asset, net	$96,587	$98,558
As of March 31, 2021 and December 31, 2020, the carrying value of the intangible asset will be amortized over its estimated remaining useful life of 12.3 years and 12.5 years, respectively. At March 31, 2021, the estimated amortization expense for each of the five succeeding years was approximately $7.9 million per year.
Note 9 – Balance Sheet Details
Inventory
The following table provides details of our inventory balance:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$659	$391
Work in process	755	243
Finished goods	910	392
Total	$2,324	$1,026
ZOGENIX, INC. | Q1 2021 Form 10-Q | 13

Accrued and Other Current Liabilities
The following table provides details of accrued and other current liabilities:

(In thousands)	March 31, 2021	December 31, 2020
Accrued clinical trial expenses	$14,405	$16,477
Accrued compensation	7,135	10,917
Accrued milestone payment	—	15,000
Other accrued liabilities	9,209	12,570
Total	$30,749	$54,964
Note 10 – Convertible Senior Notes
In September and October 2020, we issued $230.0 million aggregate principal amount of 2.75% convertible senior notes due 2027 (the Notes) and realized net proceeds of $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021 at a rate of 2.75% per year. The Notes mature on October 1, 2027, unless earlier repurchased, redeemed or converted. The Indenture contains customary terms and covenants and may become due and payable upon the occurrence of an event of default, but does not contain any financial covenants. As of March 31, 2021, we were in compliance with all covenants under the Indenture.
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
We may not redeem the Notes prior to October 7, 2024. On or after October 7, 2024, the Notes are redeemable for cash, in whole or in part (subject to minimum redemption amounts), at our option at any time, and from time to time, before the 40th scheduled trading day immediately before October 1, 2027, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, but only if our closing stock price exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 14

In accounting for the issuance of the Notes, we separated the Notes between a liability component and an equity component utilizing applicable guidance for convertible instruments that may be settled with a combination of cash and shares, at our election. This resulted in the recognition of $152.1 million as the liability component of the Notes. The carrying amount of the equity component of approximately $77.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the expected term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets. In accounting for debt issuance costs, we allocated the total amount incurred of $7.5 million to the liability and equity components using the same proportions as the principal amount of the Notes. Debt issuance costs attributable to the liability component of $4.9 million were recorded as debt discount and are being amortized to interest expense over the expected term of the Notes. Debt issuance costs attributable to the equity component of approximately $2.6 million were netted with the equity component within our condensed consolidated stockholders' equity.
The equity component balance of $75.3 million, net of allocated issuance costs, is not remeasured as long as the conversion option of the Notes continues to meet the conditions for equity classification. As of March 31, 2021, there have been no changes to the net carrying value of the equity component balance since the date of issuance of the Notes.
The following table provides additional details on the carrying amounts of our:

(in thousands)	March 31, 2021	December 31, 2020
Liability component:
Principal amount of Notes	$230,000	$230,000
Less: unamortized debt discount and issuance costs	(78,549)	(80,647)
Net carrying amount of Notes	$151,451	$149,353

Equity component — net carrying amount	$75,333	$75,333
For the three months ended March 31, 2021, total interest expense recognized related to our Notes consists of the following:

(in thousands)	Three Months Ended March 31, 2021
Contractual coupon interest	1,615
Amortization of debt discount and issuance costs	2,098
Total interest expense	$3,713
For the three months ended March 31, 2021, the effective interest rate on the liability component of the Notes was 9.9%, which remained unchanged from the date of issuance. The unamortized debt discount and issuance costs of $78.5 million as of March 31, 2021 will be amortized over the remaining term of approximately 6.5 years. We had no interest expense for the same period in 2020 as we had no borrowings.
During the three months ended March 31, 2021, the closing price of our common stock did not exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the Notes to convert have been met as of March 31, 2021. Therefore, the Notes are not convertible for the three months ending June 30, 2021 and are classified as long-term debt. Should the closing price conditions be met in a future quarter, the Notes will be convertible at the holders’ option during the immediately following quarter. Based on the closing price of our common stock of $19.52 per share on March 31, 2021, the if-converted value of the Notes was less than the outstanding principal balance.
Note 11 – Stock-Based Compensation
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2021 (in thousands, except per share data):
ZOGENIX, INC. | Q1 2021 Form 10-Q | 15

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2020	5,311	$29.12
Granted	946	18.96
Exercised	(1)	10.33
Canceled	(75)	33.73
Outstanding at March 31, 2021	6,181	$27.51

Restricted Stock Units
Time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) will be settled with our common stock on a one-to-one basis upon vesting. The following is a summary of our stock award activity for the three months ended March 31, 2021 (in thousands, except per share data):

	RSUs	PSUs	Total
December 31, 2020	393	—	393
Granted(1)	450	482	932
Vested	(119)	—	(119)
Canceled	(6)	(3)	(9)
Outstanding at March 31, 2021	718	479	1,197

(1) Weighted-average grant date fair value	$18.76	$19.60	$19.20
For the three months ended March 31, 2021, we granted 0.5 million PSUs to employees and executive officers. The PSUs are subject to vesting based on various performance conditions including achievement of certain regulatory milestones, net product revenue targets and the number of patients with reimbursed therapy, subject to continued service by the employee. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period on a straight-line basis for each separately vesting tranche of the award, and is based on the expected satisfaction of the performance conditions at each reporting date. For performance conditions associated with regulatory milestones, we determined the outcome is not probable of being achieved unless and until the occurrence of the event. As a result, compensation expense will only be recognized, at a point in time, when regulatory approval occurs. We expect stock-based compensation will fluctuate from period to period based on the timing of achievement of regulatory milestones and such fluctuations may be material. For performance conditions associated with the net product revenue and the number of patients receiving reimbursed therapy, we determined the outcome is probable of being achieved and stock-based compensation expense is recognized commencing at the grant date over the implicit service period.
The following table summarizes the components of total stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development	$3,299	$2,729
Selling, general and administrative	4,799	3,665
Total	$8,098	$6,394
The following table summarizes stock-based compensation expense by award type included in our condensed consolidated statements of operations:
ZOGENIX, INC. | Q1 2021 Form 10-Q | 16

	Three Months Ended March 31,
(In thousands)	2021	2020
Time-based stock options and restricted stock units	$7,475	$6,242
Performance-based stock units	427	—
Employee stock purchase plan (ESPP)	196	152
Total	$8,098	$6,394
Shares reserved and available for future issuance under all employee equity plans as of March 31, 2021 and December 31, 2020 were 2.1 million shares and 3.9 million shares, respectively.
Note 12 – Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. Our potentially dilutive shares of common stock include outstanding stock options, restricted stock units, warrants to purchase common stock and rights under our Notes.
A reconciliation of the numerators and denominators used in computing net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(55,630)	$(25,800)

Denominator:
Shares used in per share calculation	55,750	48,185

Net loss per share, basic and diluted	$(1.00)	$(0.54)
The following table presents the potential shares of common stock outstanding that were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares subject to outstanding stock options	5,476	4,450
Shares subject to outstanding restricted stock units	738	485
Shares subject to outstanding warrants to purchase common stock	28	28
Shares issuable upon conversion of Notes	9,430	—
Total	15,672	4,963

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
ZOGENIX, INC. | Q1 2021 Form 10-Q | 17

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
ZOGENIX, INC. | Q1 2021 Form 10-Q | 18

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
The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and
ZOGENIX, INC. | Q1 2021 Form 10-Q | 19

Analysis of Financial Condition and Results of Operations, both of which are contained in our 2020 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2021.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 20

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
On June 25, 2020, the FDA granted approval of Fintepla for the treatment of seizures associated with Dravet syndrome in patients 2 years of age and older. During the third quarter of 2020, we commercially launched Fintepla through a restricted distribution program, called the Fintepla Risk Evaluation and Mitigation Strategy (REMS) Program. On December 18, 2020, the EMA granted marketing authorization for Fintepla for the treatment of seizures associated with Dravet syndrome as an add-on therapy to other anti-epileptic medicines for patients two years of age and older. Fintepla is available in Europe under a controlled access program requested by the EMA to prevent off-label use for weight management and to confirm that prescribing physicians have been informed of the need for periodic cardiac monitoring in patients taking Fintepla. We launched Fintepla for sale in Germany in February 2021 and expect to expand into other European markets thereafter. The approval for marketing of Fintepla in the U.S. and Europe was based on positive safety and efficacy results from two randomized, international, multi-center, placebo-controlled Phase 3 trials (Study 1 and Study 2), as well as data from an interim analysis of a long-term, open-label extension study in 330 Dravet syndrome patients treated up to three years.
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
Lennox-Gastaut Syndrome
In February 2020, we reported positive top-line results from our Phase 3 multicenter, global LGS trial (Study 1601), a double-blind, placebo-controlled study to assess the safety, tolerability and efficacy of Fintepla when added to a patient’s current anti-epileptic regimen. Study 1601 included a total of 263 patients between the ages of 2 and 35 years whose seizures were uncontrolled while on one or more anti-epileptic drugs. The trial met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was superior to placebo in reducing the frequency of drop seizures and demonstrated statistically significant improvements versus placebo in key secondary efficacy measures, including proportion of patients with a clinically meaningful reduction in drop seizure frequency. We have completed all required studies to support a supplemental New Drug Application (sNDA) in the U.S., and compilation of data package is ongoing with anticipated filing of sNDA in the third quarter of 2021. In Europe, we anticipate submitting a Marketing Authorization Application with European Medicines Agency in the fourth quarter of 2021.
Other Potential Indications
In addition to Dravet syndrome and LGS, we are evaluating the treatment potential of Fintepla in other serious, treatment-resistant epileptic syndromes, including CDKL5 Deficiency Disorder (CDD), an infantile-onset genetic seizure disorder. New data presented from an investigator-initiated study in CDD at the American Epilepsy Society Annual Meeting in December 2020 suggests potential of Fintepla for the treatment of seizures associated with CDD. We anticipate initiating a Phase 3 study of Fintepla for the treatment of CDD in the second half of 2021.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 21

MT1621 for Patients with TK2 Deficiency
As a result of our acquisition of Modis in September 2019, we became a party to the Exclusive License Agreement, by and between Modis and Columbia University, dated as of September 26, 2016 (the Columbia Agreement), related to MT1621. MT1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, a rare, debilitating, and often fatal genetic mitochondrial DNA depletion disease that primarily affects infants and children and for which there are currently no approved therapies.
In April 2020, we held an End-of-Phase 2 meeting with the FDA and in June 2020, we met with the FDA to discuss chemistry, manufacturing, and controls (CMC) for MT1621. In the meetings, the FDA outlined the additional clinical and non-clinical information needed for an NDA submission. Based on the feedback, we expect availability of all required data by end of 2021 to support an NDA submission and anticipate submission of an NDA in the first half of 2022. In addition, we are conducting a Phase 1 pharmacokinetic (PK) study in renal impairment, as recommended by the FDA, to provide dosing recommendations in the setting of impaired renal function and include the results in the NDA submission. The FDA also concurred with our proposed CMC plan for the prospective NDA submission.
Preclinical Pipeline

Tevard Gene Therapy Collaboration for Genetic Epilepsies
In December 2020, we entered into a collaboration with Tevard Biosciences, Inc. (Tevard) for the research, development and commercialization of gene therapies for the treatment of Dravet syndrome and other epilepsy disorders. The collaboration is at the research and discovery stage and will leverage Tevard’s novel t-RNA-based technology to treat genetic disorders not amenable to traditional types of gene therapies, such as Dravet Syndrome.
Business Update Regarding the COVID-19 Pandemic
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients and their families and caregivers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we closed our offices for all but the most essential activities and have implemented a policy allowing all employees to work from home across all locations, following the guidelines or directives issued by federal, state and local government agencies in the U.S. as well as the U.K. government.
We commenced the commercial launch of Fintepla in the United States in July 2020 and in Germany in February 2021. Our commercialization efforts will need to navigate through the operational restrictions imposed on our sales force from quarantines, travel restrictions and bans and other governmental and healthcare restrictions related to COVID-19. As a result of these restrictions, until very recently, our sales force has not been able to conduct in-person interactions with physicians and healthcare providers and are largely restricted to primarily conducting educational and promotional activities for Fintepla virtually, which may impact our ability to market Fintepla. In addition, Fintepla is being launched through our Fintepla REMS program in the U.S. and a controlled access program in Europe, with each program requiring patients to obtain echocardiograms during this pandemic.
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
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based
ZOGENIX, INC. | Q1 2021 Form 10-Q | 22

on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Form 10-K. There have been no material changes during the three months ended March 31, 2021 to the critical accounting policies previously disclosed in that report.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2, Accounting Policies to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
The following table summarizes our total revenues for the periods indicated:
Revenues

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net product sales	$12,349	$—	$12,349
Collaboration revenue	1,335	1,249	86
Total revenues	$13,684	$1,249	$12,435
Net Product Sales
For the three months ended March 31, 2021, total net product sales generated from Fintepla was $12.3 million, and consisted of $11.3 million derived in the United States and $1.0 million derived in Germany. Fintepla was approved by the FDA in June 2020 and marketing authorization was granted by the EMA in December 2020.
Collaboration Revenue
Collaboration revenue was flat for the three months ended March 31, 2021 as compared to the same period in 2020 as we conducted Study 3 to expand the countries where Fintepla has been evaluated to include Japan in fulfillment of our performance obligations under the collaboration arrangement. We anticipate Study 3 will be the pivotal study included in our planned submission of a J-NDA, expected to occur in the second half of 2021.
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
During the three months ended March 31, 2021, cost of product sales primarily consisted of royalties payable on net product sales of Fintepla under a license agreement and labeling and packaging costs. Substantially all the cost of product sold during the three months ended March 31, 2021 had a zero-cost basis. Prior to receiving FDA approval for Fintepla, we recorded all manufacturing product costs as research and development expense. We expect our inventory with zero-cost basis will be depleted by the end of 2021 and expect cost of product sales to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 23

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Research and development	$30,969	$33,240	$(2,271)
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
The table below sets forth components of our R&D expenses for the periods presented.

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Fintepla for Dravet syndrome	$4,515	$7,311	$(2,796)
Fintepla for LGS	7,834	7,943	(109)
MT1621	5,997	1,652	4,345
Tevard gene-therapy program for Dravet syndrome	786	—	786
Other(1)	177	797	(620)
Total external costs	19,309	17,703	1,606
Internal costs	11,660	15,537	(3,877)
Total	$30,969	$33,240	$(2,271)
————————————
(1)Other external costs include early-phase exploratory research programs.
In October 2014, we acquired worldwide development and commercialization rights to Fintepla from the acquisition of Brabant and have since incurred significant expenditures related to conducting clinical trials of Fintepla. R&D expenses related to Fintepla for Dravet syndrome decreased by $2.8 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the wind-down of clinical activities related to our Phase 3 trials Study 1 and Study 1504, partially offset by costs incurred to conduct a Phase 3 clinical trial (Study 3) to support a J-NDA submission in Japan. R&D expenses related to MT1621 increased by $4.3 million in the same year-over-year periods as we continue to advance the MT1621 development program, including work related to chemistry, manufacturing, and controls process requirements. Internal costs for research and development activities decreased by $3.9 million for the three months ended March 31, 2021 compared to the same period in 2020 as our medical affairs function subsequent to regulatory approval of Fintepla is classified as selling, general and administrative expenses.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Selling, general and administrative	$31,272	$21,318	$9,954
Selling, general and administrative expenses consist primarily of salaries and related costs for our personnel, including stock-based compensation, market research expenses for our product and product candidates that are in development and marketing expenses to support our commercial launch efforts, executive, finance, accounting,
ZOGENIX, INC. | Q1 2021 Form 10-Q | 24

business development and internal support functions, facility-related costs and consulting fees, in each case not otherwise included in R&D expenses.
Selling, general and administrative expenses increased by $10.0 million for the three months ended March 31, 2021 compared to the same period in 2020 and was primarily attributable to increases in personnel-related costs as we build out our specialized and focused commercial teams in support of our Fintepla product launches in the U.S. and Europe and headcount additions in general and administrative to support our commercial team. In addition, commercial spending related to market research, strategic and logistic planning for our product launch also contributed to the increase. The remainder of the increase was attributable to higher insurance premium costs and an increase in utilization of professional services, as well as infrastructure and facilities-related costs.
Amortization of Intangible Asset

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Amortization of intangible asset	$1,971	$—	$1,971
Our intangible asset consists of worldwide development, commercialization and related intellectual property rights including patents and licenses for our product, Fintepla, which we began to amortize after receipt of FDA approval over its estimated useful life of 13 years on a straight-line basis.
Acquired In-Process Research and Development Costs (IPR&D)

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Acquired IPR&D	$—	$1,500	$(1,500)
For the three months ended March 31, 2020, we incurred $1.5 million in option maintenance fees for the right to license a preclinical development program to identify and develop potential next-generation gene therapies for Dravet syndrome from Tevard. We exercised the option to opt-in the Dravet syndrome program by entering into a collaboration, option and license agreement with Tevard in December 2020. Costs related to funding this program subsequent to the exercise of our option are recorded within research and development expense.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands)	2021	2020
Change in fair value of contingent consideration	$600	$(7,900)
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
For the three months ended March 31, 2021, the $0.6 million increase to the estimated fair value of our contingent consideration liability reflects the interest component of contingent consideration related to the passage of time.
For the three months ended March 31, 2020, the $7.9 million decrease in fair value of our contingent consideration was primarily due to changes to our probability-weighted estimates for achieving regulatory/commercial milestones and the use of a higher discount rate to reflect an increase in credit-adjusted interest rates.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 25

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2021	2020
Other income (expense):
Interest income	308	1,088
Interest expense	(3,737)	—
Other income, net	(397)	20,021
Total	$(3,826)	$21,109
For the three months ended March 31, 2020, other income included a $19.7 million claim submitted under UK’s R&D Tax Relief Scheme for eligible R&D expenditures incurred in tax years 2017 and 2018.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. As of March 31, 2021, our accumulated deficit was $1.4 billion. We expect to continue to incur significant operating losses and negative cash flows from operations to support the marketing and commercialization of Fintepla for Dravet syndrome as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain substantive development, regulatory and sales-based milestone events related to Fintepla and MT1621. We recently launched Fintepla in the U.S. and Europe and generate revenue from product sales. We also generate collaboration revenue from our collaborative arrangement with Nippon Shinyaku Co., Ltd. We expect to continue to incur significant operating losses and negative cash flows from operations as we begin to commercialize Fintepla and advance our product candidates through development in the short-term. Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations.
We are party to an at-the-market sales agreement (ATM Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), pursuant to which Cantor has agreed to act as sales agent in connection with the issuance and sale of up to $200.0 million in gross aggregate proceeds of our common stock from time to time pursuant to the ATM Sales Agreement and our automatic “shelf” registration statement on Form S-3 registering the offering filed in June 2020. For the three months ended March 31, 2021, there were no sales of common stock under the ATM Sales Agreement and as of March 31, 2021, we have remaining capacity to sell up to approximately $195.0 million of common stock under the ATM Sales Agreement.
In September and October 2020, we issued $230.0 million aggregate principal amount of 2.75% convertible senior Notes due 2027 (Notes) and realized net proceeds of $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021 at a rate of 2.75% per year. The Notes mature on October 1, 2027, unless earlier repurchased, redeemed or converted. The Indenture contains customary terms and covenants and may become due and payable upon the occurrence of an event of default, but does not contain any financial covenants. As of March 31, 2021, we were in compliance with all covenants under the Indenture.
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
ZOGENIX, INC. | Q1 2021 Form 10-Q | 26

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
During the three months ended March 31, 2021, the closing price of our common stock did not exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter. Furthermore, no other conditions allowing holders of the Notes to convert have been met as of March 31, 2021. Therefore, the Notes are not convertible for the three months ending June 30, 2021.
As of March 31, 2021, our cash, cash equivalents and marketable securities totaled $435.2 million. We believe our existing capital resources are sufficient to meet our projected operating requirements for at least the next 12 months. Our principal uses of cash are research and development expenses, selling, general and administrative expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
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
ZOGENIX, INC. | Q1 2021 Form 10-Q | 27

The following table presents selected information from our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents, beginning of the period	$166,916	$62,070
Net cash used in operating activities	(53,858)	(52,491)
Net (used in) provided by investing activities	(10,851)	37,217
Net (used in) provided by financing activities	(15,890)	223,179
Net (decrease) increase in cash and cash equivalents	(80,599)	207,905
Cash and cash equivalents, end of the period	$86,317	$269,975
Operating Activities
For the three months ended March 31, 2021, net cash used in operating activities of $53.9 million was primarily attributable to a net loss of $55.6 million and net changes in operating assets and liabilities of $11.6 million, offset by an aggregate of $13.4 million of non-cash charges, net. Non-cash items included stock-based compensation expense of $8.1 million, amortization of debt discount and issuance costs of $2.1 million related to our convertible senior notes and intangible asset amortization of $2.0 million. Net changes in operating assets and liabilities totaled an outflow of $11.6 million, principally due to decreases in accrued liabilities including annual bonus payout and increases in accounts receivable and inventory related to Fintepla commercial sales. This cash outflow was partially offset by cash received of $3.0 million for the final installments due under the Shinyaku Agreement wherein $20.0 million in fixed consideration was scheduled to be paid within the first two years of the date of the agreement.
For the three months ended March 31, 2020, net cash used in operating activities of $52.5 million was primarily attributable to a net loss of $25.8 million and a $19.7 million increase to other receivable to record approved claims under the U.K R&D Tax Credit Relief Scheme.
Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities of $10.9 million was attributable to net marketable securities purchases.
For the three months ended March 31, 2020, net cash provided by investing activities of $37.2 million was primarily attributable to net marketable securities maturities of $38.9 million.
Financing Activities
For the three months ended March 31, 2021, net cash used in financing activities of $15.9 million consisted of a $15.0 million contingent consideration payment related to regulatory approval of Fintepla in Europe and cash used to remit withholding taxes of $0.9 million related to the vesting of restricted stock units that were net share-settled by us to cover the required withholding taxes.
For the three months ended March 31, 2020, net cash provided by financing activities of $223.2 million primarily consisted of net proceeds realized from the issuance of 9.8 million shares of our common stock in a public offering and $1.5 million in net proceeds received from the issuance of common stock pursuant to our equity incentive plans.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the three months ended March 31, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2020 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2020.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 29

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various legal proceedings and claims that arise in the ordinary course of business. We are not currently involved in any material legal proceedings. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
ZOGENIX, INC. | Q1 2021 Form 10-Q | 30

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
ZOGENIX, INC. | Q1 2021 Form 10-Q | 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	May 6, 2021	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)