Form 10-Q
period 2021-06-30
ZOGENIX, INC.
filed 2021-08-05
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 2, 2021 was 55,897,678.

ZOGENIX, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$139,083	$166,916
Marketable securities	254,199	338,193
Accounts receivable, net	7,702	3,824
Inventory	2,923	1,026
Prepaid expenses and other current assets	12,487	12,215
Total current assets	416,394	522,174
Property and equipment, net	7,985	8,724
Operating lease right-of-use assets	7,103	7,748
Intangible asset, net	94,615	98,558
Goodwill	6,234	6,234
Other non-current assets	7,742	7,692
Total assets	$540,073	$651,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,831	$11,945
Accrued and other current liabilities	42,774	54,964
Deferred revenue, current	4,953	5,318
Current portion of operating lease liabilities	1,783	1,688
Current portion of contingent consideration	9,000	8,800
Total current liabilities	69,341	82,715
Deferred revenue, noncurrent	4,742	5,479
Operating lease liabilities, net of current portion	9,496	10,314
Contingent consideration, net of current portion	30,000	33,600
Convertible senior notes	153,634	149,353
Total liabilities	267,213	281,461
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 200,000 and 100,000 shares authorized and 55,891 and 55,736 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,712,350	1,694,580
Accumulated deficit	(1,439,366)	(1,324,840)
Accumulated other comprehensive loss	(124)	(71)
Total stockholders’ equity	272,860	369,669
Total liabilities and stockholders’ equity	$540,073	$651,130
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 1

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$17,523	$—	$29,871	$—
Collaboration revenue	1,266	1,032	2,601	2,281
Total revenues	18,789	1,032	32,472	2,281
Costs and expenses:
Cost of product sales (excluding amortization of intangible asset)	1,222	—	1,898	—
Research and development	36,644	34,373	67,613	67,613
Selling, general and administrative	33,883	24,431	65,154	45,749
Intangible asset amortization	1,971	—	3,942	—
Acquired in-process research and development costs	—	1,500	—	3,000
Change in fair value of contingent consideration	500	12,200	1,100	4,300
Total costs and expenses	74,220	72,504	139,707	120,662
Loss from operations	(55,431)	(71,472)	(107,235)	(118,381)
Other income (expense), net:
Interest income	186	880	494	1,968
Interest expense	(3,789)	—	(7,525)	—
Other, net	138	(157)	(260)	19,864
Total other (expense) income, net	(3,465)	723	(7,291)	21,832
Loss before income taxes	(58,896)	(70,749)	(114,526)	(96,549)
Income tax benefit	—	(17,425)	—	(17,425)
Net loss	$(58,896)	$(53,324)	$(114,526)	$(79,124)

Net loss per share, basic and diluted	$(1.05)	$(0.96)	$(2.05)	$(1.53)

Weighted average number of shares used in the calculation of basic and diluted net loss per common share	55,836	55,355	55,794	51,770
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 2

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(58,896)	$(53,324)	$(114,526)	$(79,124)
Other comprehensive income (loss):
Change in net unrealized gains (losses) related to marketable securities	(56)	444	(168)	272
Foreign currency translation adjustments	(31)	(34)	115	(29)
Total other comprehensive (loss) income	(87)	410	(53)	243
Comprehensive loss	$(58,983)	$(52,914)	$(114,579)	$(78,881)
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 3

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	55,736	$1,694,580	$(1,324,840)	$(71)	$369,669
Net loss	—	—	(55,630)	—	(55,630)
Other comprehensive income	—	—	—	34	34
Issuance of common stock under employee equity plans	120	6	—	—	6
Shares repurchased to satisfy tax withholding obligation of vesting restricted stock units	(43)	(896)	—	—	(896)
Stock-based compensation	—	8,098	—	—	8,098
Balance at March 31, 2021	55,813	1,701,788	(1,380,470)	(37)	321,281
Net loss	—	—	(58,896)	—	(58,896)
Other comprehensive loss	—	—	—	(87)	(87)
Issuance of common stock under employee equity plans	78	1,036	—	—	1,036
Stock-based compensation	—	9,526	—	—	9,526
Balance at June 30, 2021	55,891	$1,712,350	$(1,439,366)	$(124)	$272,860
See accompanying notes to the unaudited condensed consolidated financial statements.

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2019	45,272	$1,360,137	$(1,115,457)	$379	$245,059
Net loss	—	—	(25,800)	—	(25,800)
Other comprehensive loss	—	—	—	(167)	(167)
Issuance of common stock, net of offering costs	9,798	221,708	—	—	221,708
Issuance of common stock under employee equity plans	297	3,882	—	—	3,882
Shares repurchased to satisfy tax withholding obligation of vesting restricted stock units	(26)	(569)	—	—	(569)
Stock-based compensation	—	6,394	—	—	6,394
Balance at March 31, 2020	55,341	1,591,552	(1,141,257)	212	450,507
Net loss	—	—	(53,324)	—	(53,324)
Other comprehensive income	—	—	—	410	410
Issuance of common stock under employee equity plans	153	616	—	—	616
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(49)	(1,369)	—	—	(1,369)
Stock-based compensation	—	8,303	—	—	8,303
Balance at June 30, 2020	55,445	$1,599,102	$(1,194,581)	$622	$405,143

See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 4

ZOGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(114,526)	$(79,124)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	17,624	14,697
Depreciation and amortization	4,729	740
Deferred income taxes	—	(17,425)
Amortization of debt discount and issuance costs	4,281	—
Acquired in-process research and development expense	—	3,000
Change in fair value of contingent consideration liability	1,100	4,300
Other non-cash items, net	573	77
Changes in operating assets and liabilities:
Accounts receivable	(3,878)	—
Inventory	(1,897)	(475)
Prepaid expenses and other current assets	(272)	251
Other non-current assets	(50)	(1,171)
Accounts payable, accrued and other current liabilities	(2,649)	(5,737)
Operating lease liabilities	(723)	(634)
Deferred revenue	(1,102)	(2,281)
Net cash used in operating activities	(96,790)	(83,782)
Cash flows from investing activities:
Cash paid for in-process research and development asset	—	(3,000)
Purchases of marketable securities	(214,547)	(180,832)
Proceeds from maturities of marketable securities	284,945	114,205
Proceeds from sale of marketable securities	13,500	2,988
Purchases of property and equipment	(87)	(415)
Net cash (used in) provided by investing activities	83,811	(67,054)
Cash flows from financing activities:
Payment of contingent consideration	(15,000)	—
Proceeds from issuance of common stock under equity incentive plans	1,042	4,498
Payments of tax withholding obligation on vesting restricted stock units	(896)	(569)
Proceeds from issuance of common stock, net of issuance costs	—	221,708
Net cash (used in) provided by financing activities	(14,854)	225,637
Net (decrease) increase in cash and cash equivalents	(27,833)	74,801
Cash and cash equivalents, beginning of the period	166,916	62,070
Cash and cash equivalents, end of the period	$139,083	$136,871

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,156
See accompanying notes to the unaudited condensed consolidated financial statements.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 5

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
Liquidity
As of June 30, 2021, our cash, cash equivalents and marketable securities totaled $393.3 million. Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception, resulting in an accumulated deficit of $1.4 billion as of June 30, 2021. We expect to continue to incur significant operating losses and negative cash flows from operations to support the sales and marketing of Fintepla for Dravet syndrome in the U.S. and Europe, potential commercialization of Fintepla for LGS, as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain development, regulatory and sales-based milestone events related to Fintepla and MT1621. Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all, and this risk could be exacerbated by the impact of the ongoing COVID-19 pandemic on global economic conditions. Failure to raise sufficient capital when needed could require us to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
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
ZOGENIX, INC. | Q2 2021 Form 10-Q | 6

carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from those estimates.
Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements in our 2020 Form 10-K. There have been no material changes in our significant accounting policies during the six months ended June 30, 2021.
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
ASU 2020-06 will be effective for us as of January 1, 2022. When effective, we expect the accounting for our convertible senior notes as a single unit of account will: i) increase the carrying value of our convertible notes to be closer to its outstanding principal balance, ii) decrease our interest expense over the expected life of the financial instrument, and iii) result in the debt instrument’s effective interest rate to be closer to the stated coupon rate. In addition, the use of the more favorable treasury stock method, which allows an entity with a stated policy of settling convertible instruments with a combination of cash and shares to exclude shares issuable upon conversion that it expects to settle with cash when calculating diluted earnings per share, is no longer permitted. Even if we have the intent and ability to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, the adoption of ASU 2020-06 will require that we presume such instruments will be settled by issuance of shares (the “if-converted method”). As a result, our diluted earnings per share under ASU 2020-06 may be lower than if we were able to apply the treasury stock method when calculating the dilutive effect of our Notes in earnings per share. We are currently assessing the impact the adoption of this new standard will have on our consolidated financial statements and related disclosures
Note 3 – Product Revenue and Concentration of Credit Risks
Net Product Sales
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
We distribute Fintepla in Europe (currently, in Germany and France) through a third-party logistics provider (3PL) for distribution to pharmacies in those countries. The pharmacies are our customers, who subsequently resell our product directly to patients and health care providers.
For the three months ended June 30, 2021, total net product sales generated from Fintepla was $17.5 million and consisted of $15.5 million from sales in the United States, with the remainder from sales in Germany and France. For the six months ended June 30, 2021, total net product sales generated from Fintepla was $29.9 million and consisted of $26.9 million from sales in the United States, with the remainder from sales in Germany and France. Fintepla was approved by the FDA in June 2020 and the EMA in December 2020.
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
ZOGENIX, INC. | Q2 2021 Form 10-Q | 7

The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In thousands)	Rebates	Trade Discounts, Distributor Fees and Other	Total
Balance at December 31, 2020	$1,161	$129	$1,290
Current period provisions	4,073	1,180	5,253
Payments/credits	(1,521)	(1,095)	(2,616)
Balance at June 30, 2021	$3,713	$214	$3,927
We generally invoice our customers and recognize revenue once our performance obligations are satisfied, at which point payment is unconditional. Accordingly, our arrangements with customers did not give rise to contract assets or liabilities during the six months ended June 30, 2021.
Concentration of Credit Risk and Major Customers
As is common in the pharmaceutical industry for products treating rare diseases, Fintepla is distributed through exclusive arrangements with a specialty distributor in the U.S. and through a 3PL who distributes to pharmacy providers throughout Germany. As a result, our accounts receivable balance at June 30, 2021 is highly concentrated with our U.S. customer, which accounted for over 80% of the balance and over 80% of net product revenue for the three and six months ended June 30, 2021. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. As of June 30, 2021 and December 31, 2020, we believe that the allowances for doubtful accounts, if any, are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts.
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
Pursuant to the terms of the agreement, Shinyaku agreed to make aggregate fixed payments of $20.0 million in scheduled installments over a two-year period from the date of the agreement. As of June 30, 2021, all fixed consideration has been received. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones for the treatment of Dravet syndrome and LGS. At contract inception and through June 30, 2021, the regulatory milestone variable consideration was fully constrained as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside our control.
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
ZOGENIX, INC. | Q2 2021 Form 10-Q | 8

For the three and six months ended June 30, 2021, collaboration revenue under this arrangement was $1.3 million and $2.6 million, respectively, as compared to the same periods in 2020 of $1.0 million and $2.3 million, respectively. As of June 30, 2021, the deferred revenue balance of $9.7 million was classified as either current or net of current portion in the accompanying condensed consolidated balance sheets based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through the end of 2023.
Note 5 – Strategic License Agreement
Tevard Collaboration, Option and License Agreement
In October 2019, we entered into an option agreement with Tevard Biosciences (Tevard), a privately-held company focused on advancing novel gene therapies and other genetic epilepsies. In December 2020, we exercised the option on Tevard’s Dravet syndrome program and entered into a collaboration, option and license agreement with Tevard (the Tevard Agreement) and will be responsible for funding preclinical studies and clinical development for this program. The financial terms of the Tevard Agreement included an upfront payment of $5.2 million. In connection with the transaction, we also purchased a convertible promissory note issued by Tevard in the amount of $5.0 million. The note matures in December 2022 and carries interest at 3.5% per year. The note will automatically convert into equity securities issued by Tevard upon the occurrence of an equity financing transaction at a conversion price equal to the price paid per share by other investors of the financing transaction.
For the three and six months ended June 30, 2021, costs incurred to reimburse Tevard’s Dravet syndrome program of $0.8 million and $1.6 million were recorded as research and development expense. For the three and six months ended June 30, 2020, option maintenance fees of $1.5 million and $3.0 million incurred prior to our opt-in of Tevard’s Dravet syndrome program in December 2020 were immediately expensed to acquired in-process research and development costs.
At the inception of the agreement and through June 30, 2021, Tevard is a variable interest entity in which we held variable interests through our licensed Dravet syndrome program and convertible promissory note. We determined that we are not the primary beneficiary of Tevard as we do not have voting control or other forms of power to direct activities that most significantly impact Tevard’s economic performance.
At each reporting period, we evaluate the note receivable for current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2021, no provision for current expected credit losses was deemed necessary based on the expected timing of an equity financing that would result in the automatic conversion of the note to equity securities of Tevard and their existing cash on hand was sufficient to meet their operating requirements prior to the consummation of a financing transaction.
As of June 30, 2021, we do not have any current legal or contractual obligations to provide financing to Tevard and our maximum exposure to future loss is limited to the $5.0 million note receivable. While we have committed to fund the Dravet syndrome development program for Tevard’s early discovery activities, our obligation to fund these efforts is contingent upon continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program. Our exposure to future losses is limited as we have the unilateral right to terminate the agreement with 180 days advanced notice.
Note 6 – Cash, Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and the estimated fair value of our cash, cash equivalents and marketable securities as of June 30, 2021 and December 31, 2020:
ZOGENIX, INC. | Q2 2021 Form 10-Q | 9

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$29,566	$—	$—	$29,566
Cash equivalents:
Money market funds	77,330	—	—	77,330
Commercial paper	28,087	—	—	28,087
Certificate of deposits	4,100	—	—	4,100
Total cash equivalents	109,517	—	—	109,517
Total cash and cash equivalents	139,083	—	—	139,083
Marketable securities:
U.S. Treasuries	21,144	3	—	21,147
Certificate of deposits	166,087	—	—	166,087
Commercial paper	50,355	—	—	50,355
U.S. Government-sponsored enterprises debt securities	6,200	10	(1)	6,209
Corporate debt securities	10,392	9	—	10,401
Total marketable securities	254,178	22	(1)	254,199
Total cash, cash equivalents and marketable securities	$393,261	$22	$(1)	$393,282

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$23,887	$—	$—	$23,887
Cash equivalents:
Money market funds	80,986	—	—	80,986
Commercial paper	61,043	—	—	61,043
Certificate of deposits	1,000	—	—	1,000
Total cash equivalents	143,029	—	—	143,029
Total cash and cash equivalents	166,916	—	—	166,916
Marketable securities:
U.S. Treasuries	43,050	1	(1)	43,050
Commercial paper	210,986	—	—	210,986
Certificate of deposits	44,480	—	—	44,480
U.S. Government-sponsored enterprises debt securities	6,200	17	—	6,217
Corporate debt securities	33,288	172	—	33,460
Total marketable securities	338,004	190	(1)	338,193
Total cash, cash equivalents and marketable securities	$504,920	$190	$(1)	$505,109
As of June 30, 2021, all marketable securities held have maturity dates within one year or less. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2021, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2021.
See Note 7 for further information regarding the fair value of our financial instruments.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 10

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

The following tables summarize assets and liabilities recognized or at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$77,330	$—	$—	$77,330
Commercial paper	—	28,087	—	28,087
Certificate of deposits	—	4,100	—	$4,100
Marketable securities:
U.S. Treasury securities	—	21,147	—	21,147
Certificate of deposits	—	166,087	—	166,087
Commercial debt securities	—	50,355	—	50,355
U.S. Government-sponsored enterprises debt securities	—	6,209	—	6,209
Corporate debt securities	—	10,401	—	10,401
Total(1)	$77,330	$286,386	$—	$363,716
Liabilities:
Contingent consideration	$—	$—	$39,000	$39,000

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$80,986	$—	$—	$80,986
Commercial paper	—	61,043	—	61,043
Certificate of deposits	—	1,000	—	1,000
Marketable securities:
U.S. Treasuries	—	43,050		43,050
Commercial paper	—	210,986		210,986
Certificate of deposits	—	44,480		44,480
U.S. Government-sponsored enterprises debt securities	—	6,217		6,217
Corporate debt securities	—	33,460	—	33,460
Total(1)	$80,986	$400,236	$—	$481,222
Liabilities:
Contingent consideration	$—	$—	$42,400	$42,400

ZOGENIX, INC. | Q2 2021 Form 10-Q | 11

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
Contingent Consideration Liability
As of June 30, 2021, our contingent consideration liability consisted of sales-based milestones for Fintepla, which resulted from our 2014 acquisition of Brabant. The maximum amount of future contingent consideration (undiscounted) that we could be required to pay was $40.0 million.
The following table provides a reconciliation of our contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$43,000	$55,900	$42,400	$63,800
Change in fair value	500	12,200	1,100	4,300
Settlements(1)	(4,500)	(15,000)	(4,500)	(15,000)
Balance at end of period	$39,000	$53,100	$39,000	$53,100
————————————
(1)As of June 30, 2021 and 2020, outstanding obligations related to achieved milestones for the periods presented of $4.5 million and $15.0 million, respectively, were no longer contingent. As a result, the amounts have been reclassified from contingent consideration to accrued and other current liabilities on the condensed consolidated balance sheets.
For the three and six months ended June 30, 2021, the increases to the estimated fair value of the contingent consideration liability primarily reflects the interest component of contingent consideration related to the passage of time.
The following table summarizes the significant unobservable inputs used in the fair value measurement of our contingent consideration liability as of June 30, 2021.

Fair Value as of June 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
$39,000	Discounted cash flow	Discount rate	1.5% — 2.4%	2%
		Probability of payment	100%	100%
		Projected year of payment	2021 — 2023	2022
————————————
(1)Unobservable inputs were weighted by the relative fair value of each sales-based milestone payment.
Fair Value Disclosures
Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their short-term nature. Such financial assets and financial liabilities include accounts receivable, note receivable, certain other current assets, accounts payable and accrued liabilities.
Convertible Senior Notes
As of June 30, 2021 and December 31, 2020, the estimated fair value of our convertible senior notes due 2027 was approximately $245.9 million and $260.5 million, respectively, and was determined based on a binomial lattice model with Level 2 inputs. When determining the estimated fair value of our Notes, we utilize a binomial lattice model which incorporates the terms and conditions of our convertible senior notes and market-based risk measurements that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common stock price over successive periods of time. An estimated yield based on comparable non-convertible debt instruments in the market is used to discount the cash flows.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 12

Note 8 – Intangible Asset
Our intangible asset consists of worldwide development, commercialization and related intellectual property rights including patents and licenses for Fintepla, our first rare disease therapy approved for marketing in the U.S. and Europe.
The following table provides details of the carrying amount of our finite-lived intangible asset:

(In thousands)	June 30, 2021	December 31, 2020
Finite-lived intangible asset	$102,500	$102,500
Accumulated amortization	(7,885)	(3,942)
Total intangible asset, net	$94,615	$98,558
As of June 30, 2021 and December 31, 2020, the carrying value of the intangible asset will be amortized over its estimated remaining useful life of 12.0 years and 12.5 years, respectively. At June 30, 2021, the estimated amortization expense for each of the five succeeding years was approximately $7.9 million per year.
Note 9 – Balance Sheet Details
Inventory
The following table provides details of our inventory balance:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$1,134	$391
Work in process	739	243
Finished goods	1,050	392
Total	$2,923	$1,026
Accrued and Other Current Liabilities
The following table provides details of accrued and other current liabilities:

(In thousands)	June 30, 2021	December 31, 2020
Accrued clinical trial expenses	$14,774	$16,477
Accrued compensation	9,023	10,917
Accrued milestone payment	4,500	15,000
Other accrued liabilities	14,477	12,570
Total	$42,774	$54,964
Note 10 – Convertible Senior Notes
In September and October 2020, we issued $230.0 million aggregate principal amount of 2.75% convertible senior notes due 2027 (the Notes) and realized net proceeds of $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021 at a rate of 2.75% per year. The Notes mature on October 1, 2027, unless earlier repurchased, redeemed or converted. The Indenture contains customary terms and covenants and may become due and payable upon the occurrence of an event of default, but does not contain any financial covenants. As of June 30, 2021, we were in compliance with all covenants under the Indenture.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 13

The Notes are convertible, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 41.1794 shares per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $24.28 per share, subject to adjustments upon the occurrence of certain events. Certain corporate events described in the Indenture may increase the conversion rate for holders who elect to convert their Notes upon the occurrence of certain corporate events. We also may choose to repurchase outstanding Notes through open-market transactions, including through a Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time.
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
In accounting for the issuance of the Notes, we separated the Notes between a liability component and an equity component utilizing applicable accounting guidance for convertible instruments that may be settled with a combination of cash and shares, at our election. This resulted in the recognition of $152.1 million as the liability component of the Notes. The carrying amount of the equity component of approximately $77.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the expected term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets. In accounting for debt issuance costs, we allocated the total amount incurred of $7.5 million to the liability and equity components using the same proportions as the principal amount of the Notes. Debt issuance costs attributable to the liability component of $4.9 million were recorded as debt discount and are being amortized to interest expense over the expected term of the Notes. Debt issuance costs attributable to the equity component of approximately $2.6 million were netted with the equity component within our condensed consolidated stockholders' equity.
The equity component balance of $75.3 million, net of allocated issuance costs, is not remeasured as long as the conversion option of the Notes continues to meet the conditions for equity classification. As of June 30, 2021, there have been no changes to the net carrying value of the equity component balance since the date of issuance of the Notes.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 14

The following table provides additional details on the carrying amounts of our Notes:

(in thousands)	June 30, 2021	December 31, 2020
Liability component:
Principal amount of Notes	$230,000	$230,000
Less: unamortized debt discount and issuance costs	(76,366)	(80,647)
Net carrying amount of Notes	$153,634	$149,353

Equity component — net carrying amount	$75,333	$75,333
For the three and six months ended June 30, 2021, total interest expense recognized related to our Notes consists of the following:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Contractual coupon interest	1,581	3,196
Amortization of debt discount and issuance costs	2,183	4,280
Total interest expense	$3,764	$7,476
For the three and six months ended June 30, 2021, the effective interest rate on the liability component of the Notes was 9.9%, which remained unchanged from the date of issuance. The unamortized debt discount and issuance costs of $76.4 million as of June 30, 2021 will be amortized over the estimated remaining term of approximately 6.3 years. We had no interest expense for the same periods in 2020 as we had no borrowings.
During the three months ended June 30, 2021, the closing price of our common stock did not exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the Notes to convert were met as of June 30, 2021. Therefore, the Notes are not convertible for the three months ending September 30, 2021 and are classified as long-term debt. Should the closing price conditions be met in a future quarter, the Notes will be convertible at the holders’ option during the immediately following quarter. Based on the closing price of our common stock of $17.28 per share on June 30, 2021, the if-converted value of the Notes was less than the outstanding principal balance.
Note 11 – Common Stock and Stock-Based Compensation
Increase in Authorized Shares of Common Stock
In May 2021, our stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of our common stock from 100,000,000 to 200,000,000 shares. The increase in the authorized common shares was effected pursuant to a Certificate of Amendment of our Fifth Amended and Restated Certificate of Incorporation filed with the State of Delaware on May 28, 2021 and was effective as of such date.
2010 Equity Incentive Award Plan
Under our 2010 Equity Incentive Award Plan, as amended and restated effective May 22, 2019 (the Prior 2010 Plan), the aggregate number of shares with respect to which awards may be granted was 11,500,000 shares. The various types of awards that may be granted include stock options, stock appreciation rights, restricted stock units, restricted stock and other stock-based awards, any of which may be performance-based.
In May 2021, our board of directors adopted, and our stockholders approved, an amendment and restatement of the Prior 2010 Plan. The 2010 Equity Incentive Award Plan, as amended and restated effective May 27, 2021 (the 2010 Plan), increased the aggregate number of shares authorized for issuance under the plan from 11,500,000 to 16,000,000 shares, and an extension of the expiration date of the Prior 2010 Plan from March 2029 to May 2031. At June 30, 2021, approximately 6.9 million shares were available for future issuance under our 2010 Plan.
2021 Employment Inducement Equity Incentive Award Plan
In May 2021, our board of directors approved the adoption of the Zogenix, Inc. 2021 Employment Inducement Equity Incentive Award Plan (2021 Inducement Plan), pursuant to which we reserved 1,000,000 shares of our
ZOGENIX, INC. | Q2 2021 Form 10-Q | 15

common stock (subject to customary adjustments in the event of a change in capital structure). The 2021 Inducement Plan provides for the grant of non-statutory stock options, restricted stock units and other incentive awards and was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The terms and conditions of the 2021 Inducement Plan are substantially similar to our 2010 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the 2021 Inducement Plan are individuals who were not previously a Zogenix employee or director, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with us.
At June 30, 2021, no grants have been made from the 2021 Inducement Plan and 1,000,000 shares were available for future issuance.
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2021 (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2020	5,311	$29.12
Granted	1,345	18.77
Exercised	(22)	8.80
Canceled	(216)	27.91
Outstanding at June 30, 2021	6,418	$27.06

Restricted Stock Units
Time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) will be settled with our common stock on a one-to-one basis upon vesting. The following is a summary of our stock award activity for the six months ended June 30, 2021 (in thousands, except per share data):

	RSUs	PSUs	Total
Outstanding at December 31, 2020	393	—	393
Granted(1)	451	492	943
Vested	(120)	—	(120)
Canceled	(35)	(26)	(61)
Outstanding at June 30, 2021	689	466	1,155

(1) Weighted-average grant date fair value	$19.55	$18.76	$19.17
For the six months ended June 30, 2021, we granted approximately 492,000 PSUs to employees and executive officers. The PSUs are subject to vesting based on various performance conditions including achievement of certain regulatory milestones, net product revenue targets and the number of patients on reimbursed therapy, subject to continued service by the employee. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period on a straight-line basis for each separately vesting tranche of the award, and is based on the expected satisfaction of the performance conditions at each reporting date. For performance conditions associated with regulatory milestones, we determined the outcome is not probable of being achieved unless and until the occurrence of the event. As a result, compensation expense will only be recognized, at a point in time, when regulatory approval occurs. We expect stock-based compensation will fluctuate from period to period based on the timing of achievement of regulatory milestones and such fluctuations may be material. For performance conditions associated with the net product revenue and the number of patients receiving reimbursed therapy, we determined the outcome is probable of being achieved and stock-based compensation expense is recognized commencing at the grant date over the implicit service period.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 16

The following table summarizes the components of total stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development	$4,525	$3,488	$7,824	$6,217
Selling, general and administrative	5,001	4,815	9,800	8,480
Total	$9,526	$8,303	$17,624	$14,697
The following table summarizes stock-based compensation expense by award type included in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Time-based stock options and restricted stock units	$8,734	$6,733	16,209	12,975
Performance-based stock units	627	1,441	1,054	1,441
Employee stock purchase plan (ESPP)	165	129	361	281
Total	$9,526	$8,303	$17,624	$14,697
Shares reserved and available for future issuance under all employee equity plans as of June 30, 2021 and December 31, 2020 were approximately 7.4 million shares and 3.9 million shares, respectively.
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
A reconciliation of the numerators and denominators used in computing net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(58,896)	$(53,324)	$(114,526)	$(79,124)

Denominator:
Shares used in per share calculation	55,836	55,355	55,794	51,770

Net loss per share, basic and diluted	$(1.05)	$(0.96)	$(2.05)	$(1.53)
ZOGENIX, INC. | Q2 2021 Form 10-Q | 17

The following table presents the potential shares of common stock outstanding that were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares subject to outstanding stock options	6,343	4,942	5,912	4,696
Shares subject to outstanding restricted stock units	1,185	555	962	520
Shares subject to outstanding warrants to purchase common stock	28	28	28	28
Shares issuable upon conversion of Notes	9,430	—	9,430	—
Total	16,986	5,525	16,332	5,244
Note 13 - Income Taxes
We record a tax provision or benefit for interim periods using an estimated annual effective tax rate. This rate is applied to the current year-to-date pre-tax income or loss to determine the income tax provision or benefit allocated to the interim period. The income tax effects of unusual or infrequent items including a change in the valuation allowance as a result of a change in judgment about the realizability of the related deferred tax asset are excluded from the estimated annual effective tax rate and are required to be discretely recognized in the interim period they occur.
For the three and six months ended June 30, 2021, there was no provision for income taxes as we incurred pretax losses and as of June 30, 2021, we maintained a full valuation allowance against our net deferred tax assets.
For the three and six months ended June 30, 2020, we recognized an income tax benefit of $17.4 million on pretax loss of $70.7 million and $96.5 million, respectively, related to the completion of our in-process research program upon approval of Fintepla for marketing by the FDA. Until June 2020, our net deferred tax liability was related to book and tax basis differences for our indefinite-lived Fintepla IPR&D intangible asset that was acquired through the October 2014 acquisition of Brabant Pharma Limited. Previously, this deferred tax liability was not considered to be a source of income for purposes of establishing our deferred tax asset valuation allowance due to the uncertainty associated with the timing of reversals for this temporary tax difference. Upon FDA approval of Fintepla in June 2020, the indefinite-lived asset was reclassified to a finite-lived intangible asset and was subject to amortization over its estimated useful life. Because the detail scheduling of the timing of reversal for this temporary tax difference became available, the deferred tax liability associated with this finite-lived intangible asset was considered to be a source of income when assessing the realizability of our deferred tax assets as of June 30, 2020. We therefore recorded a $17.4 million income tax benefit for the three and six months ended June 30, 2020 with a corresponding reduction to our valuation allowance on deferred tax assets. The income tax benefit recognized for the three and six months ended June 30, 2020 included the effects of foreign exchange differences on remeasurement of the deferred tax liability. An immaterial portion of the adjustment for foreign exchange differences was related to prior periods.
Note 14 – United Kingdom (U.K.) Research and Development (R&D) Tax Relief Scheme
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
In December 2019, we elected to surrender net operating losses by submitting claims to receive cash payments of $9.9 million and $9.8 million related to our 2017 and 2018 tax years, respectively. Upon approval of our submitted claims by the U.K. tax authorities in the first quarter of 2020, we recorded income of $19.7 million as a component of other income on the condensed consolidated statement of operations. For our 2019 and 2020 tax years, we have not yet decided whether to seek tax relief by surrendering some of our losses for a tax credit cash rebate claim or electing to receive enhanced U.K. tax deductions on our eligible research and development
ZOGENIX, INC. | Q2 2021 Form 10-Q | 18

activities. Under the U.K.’s tax legislation, there is a two-year window after the end of a tax year to seek relief under this tax relief scheme.
Note 15 – Subsequent Events
On July 21, 2021, we received a letter dated July 20, 2021, notifying us that Apotex Inc. (Apotex) submitted an ANDA to the FDA for a generic version of 2.2 mg base/ml Fintepla (fenfluramine hydrochloride) that contains Paragraph IV certifications with respect to two of our patents covering Fintepla, U.S. Patent Nos. 10,603,290, expiration date August 2, 2037; and 10,452,815, expiration date October 22, 2039. These patents are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Fintepla. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Apotex’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. In the United States, approved ANDA generic drugs are usually interchangeable with the branded innovator drug. We anticipate initiating litigation against Apotex over the validity and infringement of the patents covering Fintepla.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 19

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
ZOGENIX, INC. | Q2 2021 Form 10-Q | 20

Analysis of Financial Condition and Results of Operations, both of which are contained in our 2020 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2021.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 21

Overview
We are a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution has been approved by the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) for the treatment of seizures associated with Dravet syndrome, a rare, severe lifelong epilepsy. We have three additional late-stage development programs underway: Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS) and for the treatment of seizures associated with CDKL5 syndrome (CDD), two other rare, difficult-to-treat epilepsies, and MT1621, an investigational therapy for the treatment of TK2 deficiency (TK2d), a rare genetic disease.
Fintepla for Patients with Rare Epilepsy Disorders
Dravet Syndrome
On June 25, 2020, the FDA granted approval of Fintepla for the treatment of seizures associated with Dravet syndrome in patients 2 years of age and older. During the third quarter of 2020, we commercially launched Fintepla through a restricted distribution program, called the Fintepla Risk Evaluation and Mitigation Strategy (REMS) Program. On December 18, 2020, the EMA granted marketing authorization for Fintepla for the treatment of seizures associated with Dravet syndrome as an add-on therapy to other anti-epileptic medicines for patients two years of age and older. Fintepla is available in Europe under a controlled access program requested by the EMA to prevent off-label use for weight management and to confirm that prescribing physicians have been informed of the need for periodic cardiac monitoring in patients taking Fintepla. We launched Fintepla for sale in Germany and France in 2021 and expect to expand into other European markets thereafter. The approval for marketing of Fintepla in the U.S. and Europe was based on positive safety and efficacy results from two randomized, international, multi-center, placebo-controlled Phase 3 trials (Study 1 and Study 2), as well as data from an interim analysis of a long-term, open-label extension study in 330 Dravet syndrome patients treated up to three years.
In September 2020, we reported positive top-line results from our third Phase 3 trial (Study 3) of Fintepla for the treatment of seizures associated with Dravet syndrome. Study 3 corroborates the substantial impact of Fintepla on convulsive seizure reduction in patients with Dravet syndrome as previously demonstrated in Studies 1 and 2. Study 3 expands the countries where Fintepla has been evaluated to include Japan. In March 2019, we entered into an exclusive distribution agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the potential commercialization of Fintepla in Japan. We retained responsibility for clinical development programs for Fintepla, including completion of an additional Phase 3 trial (Study 3) to expand the countries to include Japan, amongst others, where Fintepla for the treatment of Dravet syndrome has been evaluated. We expect to include Study 3 as the pivotal study in our targeted submission of a Japanese New Drug Application (J-NDA) to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) in in the fourth quarter of 2021.
Lennox-Gastaut Syndrome
In February 2020, we reported positive top-line results from our Phase 3 multicenter, global LGS trial (Study 1601), a double-blind, placebo-controlled study to assess the safety, tolerability and efficacy of Fintepla when added to a patient’s current anti-epileptic regimen. Study 1601 included a total of 263 patients between the ages of 2 and 35 years whose seizures were uncontrolled while on one or more anti-epileptic drugs. The trial met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was superior to placebo in reducing the frequency of drop seizures and demonstrated statistically significant improvements versus placebo in key secondary efficacy measures, including proportion of patients with a clinically meaningful reduction in drop seizure frequency. We have completed all required studies and compilation of data package is ongoing and are targeting submission of a supplemental New Drug Application (sNDA) to the FDA in the third quarter of 2021 followed by a submission of a Marketing Authorization Application (MAA) with European Medicines Agency (EMA) in the fourth quarter of 2021.
Other Potential Indications
In addition to Dravet syndrome and LGS, we are evaluating the treatment potential of Fintepla in other serious, treatment-resistant epileptic syndromes, including CDD, an infantile-onset genetic seizure disorder. New data presented from an investigator-initiated study in CDD at the American Epilepsy Society Annual Meeting in December 2020 suggests potential of Fintepla for the treatment of seizures associated with CDD. We plan to commence a Phase 3 study of Fintepla for the treatment of CDD later this year.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 22

MT1621 for Patients with TK2 Deficiency
MT1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, a rare, debilitating, and often fatal genetic mitochondrial DNA depletion disease that primarily affects infants and children and for which there are currently no approved therapies.
In April 2020, we held an End-of-Phase 2 meeting with the FDA and in June 2020, we met with the FDA to discuss chemistry, manufacturing, and controls (CMC) for MT1621. In the meetings, the FDA outlined the additional clinical and non-clinical information needed for an NDA submission. In July 2021, we had a Type B Meeting with the FDA where the FDA confirmed the adequacy of the proposed data packages for an NDA submission due to the rare and serious nature of TK2d and the unmet medical need.
Based on this feedback, we are targeting an NDA submission to the FDA for TK2d in the first half of 2022. In addition, we are conducting a Phase 1 pharmacokinetic (PK) study in renal impairment, as recommended by the FDA, to provide dosing recommendations in the setting of impaired renal function and include the results in the NDA submission. The FDA also concurred with our proposed CMC plan for the prospective NDA submission.
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
Business Update Regarding the COVID-19 Pandemic
We have taken an active role in managing the ongoing pandemic's impact on our employees, patients and our business. In response to mandates and/or recommendations from federal, state, local and other governmental authorities in our international locations, as well as decisions we have made to protect the health and safety of our employees, we have temporarily implemented a nearly-all remote work environment for our office employees. Our top priority in this process continues to be the health and safety of our employees.
We commenced the commercial launch of Fintepla in the United States in July 2020 and in Germany and France in 2021. During the pandemic, our specialized sales force has primarily relied on virtual engagement with physicians and healthcare providers in conducting educational and promotional activities for Fintepla as well as to support patient care, which may impact our ability to market Fintepla. In addition, Fintepla is being launched through our Fintepla REMS program in the U.S. and a controlled access program in Europe, with each program requiring patients to obtain echocardiograms during an outbreak of a pandemic.
To date, we have not experienced any significant interruptions in our ability to supply Fintepla for commercial use in Dravet syndrome or clinical trials for LGS, or MT1621 to our patients currently enrolled in our clinical trials. We currently do not anticipate any interruptions in supply. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including the duration and spread of the pandemic, the availability of vaccines and vaccination rates, the implementation or recurrence of shelter in place or similar orders and new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020
ZOGENIX, INC. | Q2 2021 Form 10-Q | 23

Form 10-K. There have been no material changes during the six months ended June 30, 2021 to the critical accounting policies previously disclosed in that report.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see Note 2, Accounting Policies to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes our total revenues for the periods indicated:
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net product sales	$17,523	$—	$17,523	$29,871	$—	$29,871
Collaboration revenue	1,266	1,032	234	2,601	2,281	320
Total revenues	$18,789	$1,032	$17,757	$32,472	$2,281	$30,191
Net Product Sales
For the three months ended June 30, 2021, total net product sales generated from Fintepla was $17.5 million and consisted of $15.5 million derived in the United States, with the remainder derived from Germany and France. For the six months ended June 30, 2021, total net product sales generated from Fintepla was $29.9 million and consisted of $26.9 million derived in the United States, with the remainder derived from Germany and France. Fintepla was approved by the FDA in June 2020 and the EMA in December 2020.
Collaboration Revenue
Collaboration revenue was flat for the three and six months ended June 30, 2021 as compared to the same periods in 2020 as we conducted Study 3 to expand the countries where Fintepla has been evaluated to include Japan in fulfillment of our performance obligations under the collaboration arrangement. We anticipate Study 3 will be the pivotal study included in our targeted submission of a J-NDA to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) in the third quarter of 2021.
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
During the three and six months ended June 30, 2021, cost of product sales primarily consisted of royalties payable on net product sales of Fintepla under a license agreement and labeling and packaging costs. Substantially all the cost of product sold during the three and six months ended June 30, 2021 had a zero-cost basis. Prior to receiving FDA approval for Fintepla, we recorded all manufacturing product costs as research and development expense. We expect our inventory with zero-cost basis will be depleted by the end of 2021 and expect cost of product sales to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 24

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Research and development	$36,644	$34,373	$2,271	$67,613	$67,613	$—
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
The table below sets forth components of our R&D expenses for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Fintepla for Dravet syndrome	$7,505	$7,643	$(138)	$12,020	$14,954	$(2,934)
Fintepla for LGS	7,180	7,759	(579)	15,014	15,702	(688)
MT1621	6,367	4,432	1,935	12,364	6,084	6,280
Tevard gene-therapy program for Dravet syndrome	786	—	786	1,572	—	1,572
Other(1)	(22)	646	(668)	155	1,443	(1,288)
Total external costs	21,816	20,480	1,336	41,125	38,183	2,942
Internal costs	14,828	13,893	935	26,488	29,430	(2,942)
Total	$36,644	$34,373	$2,271	$67,613	$67,613	$—
————————————
(1)Other external costs include early-phase exploratory research programs.
In October 2014, we acquired worldwide development and commercialization rights to Fintepla from the acquisition of Brabant and have since incurred significant expenditures related to conducting clinical trials of Fintepla.
R&D expenses related to Fintepla for Dravet syndrome for the three and six months ended 2021 were driven by costs incurred to conduct a Phase 3 clinical trial to support a targeted J-NDA submission to Japan’s PDMA in the fourth quarter of 2021. In addition, costs incurred included our open label continuation trial for patients in other European countries other than Germany and France where Fintepla is not yet commercially available. R&D expenses related to Fintepla for Dravet syndrome for the three and six months ended 2020 were driven by costs incurred for Phase 3 clinical trials to support regulatory submissions to the FDA and EMA, which were approved for marketing in June 2020 and December 2020, respectively.
R&D expenses related to Fintepla for LGS remained relatively flat for the three and six months ended 2021 compared to the same periods in 2020 as we continue to advance the program. We have completed all required studies and compilation of data package is ongoing and are targeting submissions of a sNDA to the FDA in the third quarter of 2021 followed by a MAA to the EMA in the fourth quarter of 2021.
R&D expenses related to MT1621 increased by $1.9 million and $6.3 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020 as we continued to advance the MT1621 development program, including work related to chemistry, manufacturing, and controls process requirements. We expect availability of all required data by the end of 2021 to support a targeted NDA submission to the FDA for TK2 deficiency in the first half of 2022.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 25

Our internal costs for the three and six months ended 2021 generally increased as compared to the same periods in 2020 due to headcount additions. However, the year-over-year increases in personnel-related costs were partially offset by certain activities undertaken by our medical affairs personnel in 2021 that post-approval, no longer qualified as research and development expenses and have been recorded within sales, selling, general and administrative expenses.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$33,883	$24,431	$9,452	$65,154	$45,749	$19,405
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
Selling, general and administrative expenses increased by $9.5 million and $19.4 million for the three and six months ended June 30, 2021 compared to the same periods in 2020 and was primarily attributable to increases in personnel-related costs as we build out our specialized and focused commercial teams in support of our Fintepla product launches in the U.S. and Europe, the inclusion of personnel-related costs of our medical affairs function that no longer qualified as research and development expenses and headcount additions in general and administrative to support our anticipated growth. In addition, commercial spending related to market research, strategic and logistic planning for our product launch also contributed to the increase. The remainder of the increase was attributable to higher insurance premium costs and an increase in utilization of professional services, as well as infrastructure and facilities-related costs.
Amortization of Intangible Asset

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Amortization of intangible asset	$1,971	$—	$1,971	$3,942	$—	$3,942
Our intangible asset consists of worldwide development, commercialization and related intellectual property rights including patents and licenses for our product, Fintepla, which we began to amortize after receipt of FDA approval over its estimated useful life of 13 years on a straight-line basis.
Acquired In-Process Research and Development (IPR&D) Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Acquired IPR&D costs	$—	$1,500	$(1,500)	$—	$3,000	$(3,000)
For the three months ended June 30, 2020, acquired IPR&D costs consisted of option maintenance fees for the right to license a preclinical development program to identify and develop potential next-generation gene therapies for Dravet syndrome from Tevard. We exercised the option to opt-in this program by entering into a collaboration, option and license agreement with Tevard in December 2020. For the three and six months ended June 30, 2021, costs incurred to reimburse Tevard’s Dravet syndrome program of $0.8 million and $1.6 million were recorded as research and development expense.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 26

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Change in fair value of contingent consideration	$500	$12,200	$1,100	$4,300
The contingent consideration liability relates to sales-based milestone payments under an existing agreement in connection with our prior acquisition of Fintepla. At each reporting period, the estimated fair value of the liability is determined by applying the income approach which utilizes variable inputs, such as the probability and timing of achievement of various sales-based milestones, the applicable risk-free adjusted discount rate based on the estimated timing of when a sales milestone will be achieved, and our nonperformance risk. Any change in the fair value is recorded as contingent consideration (income) expense.
For the three and six months ended June 30, 2021, the increases to the estimated fair value of our contingent consideration liability as compared to the same period in 2020 reflects the interest component of contingent consideration related to the passage of time.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Other income (expense):
Interest income	186	880	494	1,968
Interest expense	(3,789)	—	(7,525)	—
Other income, net	138	(157)	(260)	19,864
Total	$(3,465)	$723	$(7,291)	$21,832
For the three and six months ended June 30, 2021, other expense of $3.5 million and $7.3 million consisted primarily of interest expense related to our Notes, which were issued in September and October 2020. For the six months ended June 30, 2020, other income included a $19.7 million claim submitted under UK’s R&D Tax Relief Scheme for eligible R&D expenditures incurred in tax years 2017 and 2018.
Income Taxes
For the three and six months ended June 30, 2021, there was no provision for income taxes as we incurred pretax losses and as of June 30, 2021, we maintained a full valuation allowance against our net deferred tax assets.
For the three and six months ended June 30, 2020, we recognized an income tax benefit of $17.4 million on pretax losses of $70.7 million and $96.5 million, respectively, related to the completion of our in-process research program upon approval of Fintepla for marketing by the FDA. Until June 2020, our net deferred tax liability was related to book and tax basis differences for our indefinite-lived Fintepla IPR&D intangible asset that was acquired through the October 2014 acquisition of Brabant Pharma Limited. Previously, this deferred tax liability was not considered to be a source of income for purposes of establishing our deferred tax asset valuation allowance due to the uncertainty associated with the timing of reversals for this temporary tax difference. Upon FDA approval of Fintepla in June 2020, the indefinite-lived asset was reclassified to a finite-lived intangible asset and was subject to amortization over its estimated useful life. Because the detail scheduling of the timing of reversal for this temporary tax difference became available, the deferred tax liability associated with this finite-lived intangible asset was considered to be a source of income when assessing the realizability of our deferred tax assets as of June 30, 2020. We therefore recorded a $17.4 million income tax benefit for the three and six months ended June 30, 2020 with a corresponding reduction to our valuation allowance on deferred tax assets. The income tax benefit recognized for the three and six months ended June 30, 2020 included the effects of foreign exchange differences on remeasurement of the deferred tax liability. An immaterial portion of the adjustment for foreign exchange differences was related to prior periods.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 27

Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception. As of June 30, 2021, our accumulated deficit was $1.4 billion. We expect to continue to incur significant operating losses and negative cash flows from operations to support the marketing and commercialization of Fintepla for Dravet syndrome as well as continuing to advance our clinical programs. Additionally, we are obligated to make future milestone payments that are contingent upon the successful achievement of certain substantive development, regulatory and sales-based milestone events related to Fintepla and MT1621. We recently launched Fintepla in the U.S. and Europe and generate revenue from product sales. We also generate collaboration revenue from our collaborative arrangement with Nippon Shinyaku Co., Ltd. We expect to continue to incur significant operating losses and negative cash flows from operations as we begin to commercialize Fintepla and advance our product candidates through development in the short-term. Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations.
We are party to an at-the-market sales agreement (ATM Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), pursuant to which Cantor has agreed to act as sales agent in connection with the issuance and sale of up to $200.0 million in gross aggregate proceeds of our common stock from time to time pursuant to the ATM Sales Agreement and our automatic “shelf” registration statement on Form S-3 registering the offering filed in June 2020. For the six months ended June 30, 2021, there were no sales of common stock under the ATM Sales Agreement and as of June 30, 2021, we have remaining capacity to sell up to approximately $195.0 million of common stock under the ATM Sales Agreement.
In September and October 2020, we issued $230.0 million aggregate principal amount of 2.75% convertible senior Notes due 2027 (Notes) and realized net proceeds of $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021 at a rate of 2.75% per year. The Notes mature on October 1, 2027, unless earlier repurchased, redeemed or converted. The Indenture contains customary terms and covenants and may become due and payable upon the occurrence of an event of default, but does not contain any financial covenants. As of June 30, 2021, we were in compliance with all covenants under the Indenture.
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
During the three months ended June 30, 2021, the closing price of our common stock did not exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter. Furthermore, no other conditions allowing holders of the Notes to convert have been met as of June 30, 2021. Therefore, the Notes are not convertible for the three months ending September 30, 2021.
As of June 30, 2021, our cash, cash equivalents and marketable securities totaled $393.3 million. We believe our existing capital resources are sufficient to meet our projected operating requirements for at least the next 12 months. Our principal uses of cash are research and development expenses, selling, general and administrative
ZOGENIX, INC. | Q2 2021 Form 10-Q | 28

expenses and other working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
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
The following table presents selected information from our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents, beginning of the period	$166,916	$62,070
Net cash used in operating activities	(96,790)	(83,782)
Net provided by (used in) investing activities	83,811	(67,054)
Net (used in) provided by financing activities	(14,854)	225,637
Net (decrease) increase in cash and cash equivalents	(27,833)	74,801
Cash and cash equivalents, end of the period	$139,083	$136,871
Operating Activities
For the six months ended June 30, 2021, net cash used in operating activities of $96.8 million was primarily attributable to a net loss of $114.5 million and net changes in operating assets and liabilities of $10.6 million, partially offset by an aggregate of $28.3 million of non-cash charges. Non-cash items included stock-based compensation expense of $17.6 million, amortization of debt discount and issuance costs of $4.3 million related to our convertible senior notes and intangible asset amortization of $3.9 million. Net changes in operating assets and liabilities totaled an outflow of $10.6 million principally due to the timing of vendor payments and increases in accounts receivable and inventory as a result of growth in Fintepla commercial sales. This cash outflow was partially offset by cash received of $3.0 million for the final installments due under the Shinyaku Agreement wherein $20.0 million in fixed consideration was scheduled to be paid within the first two years of the date of the agreement.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 29

For the six months ended June 30, 2020, net cash used in operating activities of $83.8 million was primarily attributable to a net loss of $79.1 million and net changes in operating assets and liabilities of $10.0 million, offset by an aggregate of $5.4 million of non-cash charges, net. Non-cash items included stock-based compensation expense of $14.7 million, fair value adjustments related to contingent consideration liability of $4.3 million, an IPR&D charge of $3.0 million and an income tax benefit of $17.4 million. Cash used in operating activities was partially offset by cash received of $19.7 million for a cash rebate claim submitted under U.K.’s small and medium-sized enterprise and research and development tax relief scheme for qualifying expenditures incurred in tax years 2017 and 2018.
Investing Activities
For the six months ended June 30, 2021, net cash provided by in investing activities of $83.8 million was primarily attributable to maturities of available-for-sale marketable securities.
For the six months ended June 30, 2020, net cash used in investing activities of $67.1 million was primarily attributable to net purchases of available-for-sale marketable securities.
Financing Activities
For the six months ended June 30, 2021, net cash used in financing activities of $14.9 million was attributable to payments of contingent consideration related to approval of Fintepla for Dravet syndrome by the EMA, partially offset by net proceeds received from the issuance of common stock pursuant to our equity incentive plans.
For the six months ended June 30, 2020, net cash provided by financing activities of $225.6 million primarily consisted of net proceeds realized from the issuance of 9,798,000 million shares of our common stock in a public offering and $3.9 million in net proceeds received from the issuance of common stock pursuant to our equity incentive plans.
Contractual Obligations
There were no material changes outside the ordinary course of our business during the six months ended June 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the
ZOGENIX, INC. | Q2 2021 Form 10-Q | 30

effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
Changes in Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 31

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On July 21, 2021, we received a letter dated July 20, 2021, notifying us that Apotex Inc. (“Apotex”) submitted to the FDA an abbreviated new drug application (“ANDA”) for a generic version of 2.2 mg base/ml Fintepla (fenfluramine hydrochloride) that contains Paragraph IV certifications with respect to two of our patents covering Fintepla, U.S. Patent Nos. 10,603,290, expiration date August 2, 2037; and 10,452,815, expiration date October 22, 2039. These patents are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Fintepla. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Apotex’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. We anticipate initiating litigation against Apotex over the validity and infringement of the patents covering Fintepla.
Item 1A. Risk Factors
Risks Related to Our Intellectual Property
Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
Our commercial success depends in large part on obtaining and maintaining patent, trademark and trade secret protection of our product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. For example, we have received a Paragraph IV certification notice letter from Apotex indicating that it has submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of 2.2 mg base/ml Fintepla prior to the expiration of certain Orange Book-listed patents protecting Fintepla. In an ANDA, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. The Apotex ANDA contains Paragraph IV certifications with respect to two of our patents covering Fintepla, U.S. Patent Nos. 10,603,290, expiration date August 2, 2037; and 10,452,815, expiration date October 22, 2039. While we intend to initiate a patent infringement lawsuit against Apotex and vigorously defend and enforce our intellectual property rights protecting Fintepla, we can offer no assurance that our efforts we will be successful in which case our business may be materially and adversely affected.
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
ZOGENIX, INC. | Q2 2021 Form 10-Q | 32

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
ZOGENIX, INC. | Q2 2021 Form 10-Q | 33

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
None.
Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Effective August 5, 2021, Ashish Sagrolikar was promoted to the position of Executive Vice President and Chief Operating Officer.
Mr. Sagrolikar has served as the Company’s Executive Vice President and Chief Commercial Officer since July 2018. Mr. Sagrolikar has over twenty-five years of global pharmaceutical sales, marketing and operations experience. Mr. Sagrolikar previously served as Vice President, Marketing at GlaxoSmithKline plc from April 2014 through June 2018 after joining GlaxoSmithKline plc as Commercial Leader, Rare Diseases in June 2013. From November 2009 through June 2013, Mr. Sagrolikar served in various sales, marketing and business development
ZOGENIX, INC. | Q2 2021 Form 10-Q | 34

roles at Baxter International Inc. Mr. Sagrolikar earned his MBA at the Institute of Management Development (IMD) in Lausanne, Switzerland, in 2000, and a Bachelor of Pharmacy from the Government College of Pharmacy, Karad, India, in 1987.
In connection with his promotion, Mr. Sagrolikar’s annual salary was increased to $490,000, and his target bonus for the 2021 calendar year will be increased to fifty percent (50%). Pursuant to the Company’s Amended and Restated 2010 Equity Incentive Award Plan, Mr. Sagrolikar will be granted an option to purchase 20,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a restricted stock unit award covering 10,000 shares of the Company’s common stock. The option will vest and become exercisable in equal monthly installments over four years following Mr. Sagrolikar’s promotion. The restricted stock unit award will vest in four equal annual installments measured from the date of Mr. Sagrolikar’s promotion.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 35

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.3(3)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.4(4)	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of the Registrant

3.5(1)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

4.1(5)	Form of the Registrant’s Common Stock Certificate

4.2(6)	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)

4.3(7)	Indenture, dated as of September 28, 2020, between Zogenix, Inc. and U.S. Bank National Association, as trustee

4.4(7)	Form of Global Note representing the 2.75% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)

10.1†*	Independent Director Compensation Policy

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
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
†Management compensatory plan or arrangement.
*Filed herewith.
**These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into
ZOGENIX, INC. | Q2 2021 Form 10-Q | 36

any filing of Zogenix, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing herewith.
ZOGENIX, INC. | Q2 2021 Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOGENIX, INC.

Date:	August 5, 2021	By:	/s/ Stephen J. Farr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Michael P. Smith
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)