Form 10-K
period 2021-12-31
ZOGENIX, INC.
filed 2022-03-01
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $863.0 million.
As of February 25, 2022, there were 56,227,441 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

ZOGENIX, INC.
FORM 10-K
For the Year Ended December 31, 2021

Zogenix, Inc. | 2021 Form 10-K | i

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:
•our ability to achieve the complete, or realize the anticipated benefits of, the Merger (as defined below) with UCB S.A. (referred to as Parent below);
•the potential payment of the CVR (as defined below);
•the extent of disruption to our business caused by the pending Merger and its effect, if any with our current plans and operations;
•our ability to commercialize Fintepla;
•the progress and timing of clinical trials of Fintepla and MT-1621;
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
Zogenix, Inc. | 2021 Form 10-K | 1

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
SUMMARY OF RISK FACTORS
Investing in our common stock is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:
•The conditions under the Merger Agreement to Parent’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.
•While Parent’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
•Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the Merger.
•In the event that the Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
•If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
•We may not be successful in executing our sales and marketing strategy for the commercialization of Fintepla.
•If Fintepla or MT-1621, if approved, does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
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
•Our success depends substantially on Fintepla as a commercial product and as a product candidate in other indications as well as our product candidate MT-1621. We cannot be certain that Fintepla will receive
Zogenix, Inc. | 2021 Form 10-K | 2

additional regulatory approvals, or be successfully commercialized, or whether MT-1621 or any future product candidates will receive regulatory approval or be successfully commercialized.
•We depend on a sole specialty distributor, our customer, for distribution of Fintepla in the United States, and the failure of this specialty distributor to distribute Fintepla effectively would adversely affect sales of Fintepla.
•Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.
•Fintepla, MT-1621 and any of our future product candidates are subject to extensive regulation.
•We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for Fintepla or MT-1621.
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
Zogenix, Inc. | 2021 Form 10-K | 3

ITEM 1.    BUSINESS
Overview
Zogenix Inc. is a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. We are primarily focused on developing and commercializing two therapeutic product opportunities: Fintepla, a low-dose fenfluramine, for rare, devastating, difficult-to-treat pediatric epilepsy disorders and MT-1621 for a rare, life-threatening mitochondrial depletion disease, thymidine kinase 2 deficiency (TK2d).
Fintepla is approved for marketing in the U.S., the European Union (EU) and in the United Kingdom and is under late-stage development in Japan for the treatment of seizures associated with Dravet syndrome, a rare and devastating pediatric epilepsy disorder.
We own and control worldwide development and commercialization rights to Fintepla. We currently market and commercialize Fintepla for the adjunctive treatment of seizures associated with Dravet syndrome in the U.S., Germany and France through our highly specialized and focused commercial team. We plan to utilize this self-commercialization strategy for other major markets in Europe. In March 2019, we entered into an exclusive distribution agreement with Nippon Shinyaku Co., Ltd. to support the sales and distribution of Fintepla in Japan, if approved for marketing in that country. In December 2021, we submitted a New Drug Application to the Japanese Ministry of Health, Labour & Welfare (MHLW) for the marketing approval of Fintepla for the treatment of seizures associated with Dravet syndrome in Japan. We plan to seek regulatory approvals and make Fintepla available to patients in other select international markets through our commercial team or work with partners in other parts of the world. In the fourth quarter of 2021, we submitted applications in the U.S. and in the EU for regulatory approvals to market Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), a rare and devastating form of childhood-onset epilepsy. In September 2021, we initiated a Phase 3 Study of Fintepla in patients with a genetic epilepsy called CDKL5 Deficiency Disorder (CDD). We continue to explore Fintepla for other potential indications associated with epilepsy disorders through on-going and new Investigator Initiated Studies.
In September 2019, we acquired all the outstanding equity interests of Modis Therapeutics, Inc. (Modis), a privately-held biopharmaceutical company. Through our Modis acquisition, we hold exclusive worldwide license from Columbia University in New York City (Columbia) to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT-1621. MT-1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, an inherited mitochondrial DNA depletion disease that predominantly affects children and is often fatal. MT-1621 is currently in late-stage development and we are in active discussions with regulatory authorities in the U.S. and in the EU regarding the potential submission of new drug applications (NDAs) for MT-1621 as a treatment for patients with TK2d.
Merger Agreement
On January 18, 2022, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with UCB S.A., a société anonyme formed under the laws of Belgium (“Parent”) and Zinc Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”), pursuant to which, on the terms and subject to the conditions set forth therein, and in accordance with the relevant provisions of the Delaware General Corporation Law, as amended (the “DGCL”), Purchaser will be merged with and into the Company (the “Merger”). Purchaser commenced a tender offer (the “Offer”) on February 1, 2022 to acquire all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Company Shares”), at a purchase price of (i) $26.00 per Company Share (the “Closing Amount”), net to the seller thereof in cash, subject to reduction for any applicable withholding taxes and without interest, plus (ii) one non-transferrable contingent value right per Company Share representing the right to receive a contingent payment of $2.00 (each, a “CVR”, and the Closing Amount plus one CVR, collectively, or any greater amount per Company Share that may be paid pursuant to the Offer, being hereinafter referred to as the “Offer Price”), net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest, upon the achievement of the milestone specified in, and on the other terms and subject to the other conditions set forth in, the CVR Agreement (as defined in the Merger Agreement).
Each CVR represents a non-transferable contractual contingent right to receive a cash payment of $2.00, without interest and less any applicable withholding taxes (the “Milestone Payment”), if, and only if, no later than December 31, 2023, the European Commission approves Zogenix’s product Fintepla® as an orphan medicinal product for treatment of seizures associated with Lennox-Gastaut syndrome, following an opinion rendered by the Committee for Orphan Medicinal Products of the European Medicines Agency (“EMA”) recommending that
Zogenix, Inc. | 2021 Form 10-K | 4

fenfluramine hydrochloride for the treatment of Lennox-Gastaut syndrome not be removed from the Community Register of Orphan Medicinal Products (the “Milestone”).
Completion of the Offer is subject to the satisfaction or waiver of customary conditions, including (i) (i) there having been validly tendered in accordance with the terms of the Offer and not validly withdrawn, as of immediately prior to the expiration of the Offer, a number of Company Shares that, together with the Company Shares then owned by Parent or Merger Sub, represents at least a majority of the Company Shares then outstanding; (ii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality qualifications; (iii) the Company’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement; (iv) the expiration or termination of any waiting period (and any extension thereof) applicable to the Offer or the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other clearance, approval or consent applicable to Offer or the Merger (as defined below) under any applicable antitrust law; (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) the absence of any law, regulation, order, injunction or ruling issued or enacted by any government authority of competent jurisdiction that would prohibit or make illegal the consummation of the Offer or the Merger, or that would impose certain remedies or restrictions on the ability of Parent to fully own or operate the Company, its businesses or assets.
We expect the Merger to close in the first half of 2022, subject to the regulatory approvals and other customary closing conditions described above and in the Merger Agreement.
Additional information about the Merger and related transactions is set forth in our filings with the Securities and Exchange Commission, or the SEC.
Our Strategy
Our mission is to develop and commercialize therapies with the potential to transform the lives of patients and their families living with rare diseases. The critical components of our business strategy include the following:
•Successfully launch and commercialize Fintepla for the treatment of patients with Dravet syndrome in the U.S. and Europe, and obtain regulatory approval and commence commercialization in Japan and multiple select geographies throughout the world. In June 2020, we announced FDA approval for Fintepla for the adjunctive treatment of seizures associated with Dravet syndrome in the U.S., in combination with other drugs including stiripentol, clobazam, and valproate. Shortly thereafter, in July 2020 we launched Fintepla and made the therapy available to patients in the U.S. through our specialized commercial team, including our care coordination team at Zogenix Central. In December 2020, we received marketing approval for Fintepla for the adjunctive treatment of seizures in Dravet syndrome from the European Commission and currently have commercial sales in Germany and France. We plan to launch and commercialize Fintepla in other major European markets with country-based commercial teams once we are able to secure appropriate reimbursement approvals. In Japan, we are pursuing regulatory approval for Fintepla with our commercial partner, Nippon Shinyaku. In Israel, we are currently pursuing regulatory approval for Fintepla with our commercial partner, Medison Pharma, Ltd., and we will seek to make Fintepla available to patients in other select international markets through our own commercial teams or partnerships. We have entered into manufacturing and supply agreements for Fintepla and are continuing to build our internal commercial capabilities for potential commercialization in other select international markets.
•Seek regulatory approval of Fintepla for the treatment of seizures associated with LGS. In February 2020, we reported positive top-line results from our global Phase 3 clinical trial (Study 1601) of Fintepla for the treatment of seizures associated with LGS. The trial met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was statistically superior to placebo in reducing the frequency of drop seizures and demonstrated statistically significant improvements versus placebo in key secondary efficacy measures, including the proportion of patients with a greater than 50% reduction in drop seizure frequency. In September and December 2021, we submitted a supplemental new drug application (sNDA) for LGS to the FDA and an application for a Type II Variation Marketing Authorization Application (MAA) with the European Medicine Agency (EMA), respectively, for Fintepla for the treatment of seizures associated with LGS. If approved, we plan to commercialize Fintepla as a potential treatment for patients with LGS in the U.S., the EU and the United Kingdom with a similar self-commercialization approach that we are taking in Dravet syndrome.
Zogenix, Inc. | 2021 Form 10-K | 5

•Advance the development of MT-1621 for the treatment of TK2d. In October 2019, we announced positive top-line results from our global, retrospective Phase 2 study (the RETRO study) at the World Muscle Society congress in Copenhagen. 94.7% of treated patients had either improved (68%) or stabilized (26%) overall responses in major functional domains. A survival analysis using a time-dependent Cox regression model showed that the difference in probability of survival between treated patients and untreated natural history control patients was statistically significant (p<0.0006). Among clinical responders, a subset demonstrated profound responses, in some cases re-acquiring previously lost motor milestones such as ambulation, respiratory function and feeding. Safety data from RETRO indicated that MT-1621 was generally well-tolerated. We held several meetings with the FDA and EMA in 2020 and 2021 to discuss regulatory requirements and the scope of information needed for NDA and MAA submissions, respectively. We are targeting an NDA to the FDA submission in the second half 2022. We anticipate submitting an MAA to obtain marketing authorization in Europe thereafter.
•Pursue development of Fintepla for additional indications. In addition to Dravet syndrome and LGS, we believe that the unique mechanism of action of Fintepla has the potential to treat other serious epileptic encephalopathies where there is a significant unmet medical need. In September 2021, we initiated a Phase 3 trial of Fintepla for the treatment of CDKL5 deficiency disorder (CDD), an infant-onset genetic seizure disorder. We continue to explore Fintepla as a potential treatment for additional severe, treatment-resistant rare epilepsies through the initiation of other investigator-initiated clinical studies.
Fintepla for Patients with Dravet Syndrome
Fintepla is a low-dose, oral solution formulation of fenfluramine, a small molecule with unique serotonergic and positive sigma-1 receptor modulation activity, approved in the U.S. for adjunctive therapy in the treatment of seizures associated with Dravet syndrome in patients 2 years of age and older. To ensure safe use, Fintepla was approved to be available in the U.S. only through a restricted distribution program called the Fintepla Risk Evaluation and Mitigation Strategy (REMS) Program. Under the Fintepla REMS Program, echocardiogram assessments of patients are required before, during, and after treatment with Fintepla. Fintepla is approved in the EU for the treatment of seizures associated with Dravet syndrome as an add-on therapy to other anti-epileptic medicines for patients two years of age and older and is available via a controlled access program.
In support of the approvals, Fintepla, when used in adjunctive therapy, demonstrated positive safety and efficacy results from two randomized, international, multi-center, placebo-controlled Phase 3 trials (Study 1 and Study 2), as well as data from a long-term, open-label extension study in 330 Dravet syndrome patients treated up to 3 years. The Study 1 trial met its primary objective of demonstrating that Fintepla, at a dose of 0.7 mg/kg/day (26 mg/day maximum), is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). The Study 2 trial successfully met the primary objective of demonstrating that Fintepla, at a dose of 0.4 mg/kg/day, when administered to patients on a stiripentol treatment regimen, was superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 15-week treatment period (p<0.001). Across both Study 1 and Study 2, Fintepla was generally well-tolerated and no case of valvular heart disease or pulmonary arterial hypertension was observed in any patients.
Dravet syndrome is a rare, lifelong form of pediatric-onset epilepsy, marked with severe, debilitating seizures with life threatening consequences for patients and for which current treatment options are limited. The exact number of people with Dravet syndrome is unknown but has been estimated to be between 1 in 15,700 to 1 in 40,000 people.
Zogenix, Inc. | 2021 Form 10-K | 6

Recent Developments
In December 2021, we submitted a New Drug Application to the Japanese Ministry of Health, Labour & Welfare (MHLW) for the marketing approval of Fintepla for the treatment of epileptic seizures associated with Dravet syndrome in Japan. Fintepla received Orphan Drug Designation from Japan’s MHLW in August 2021. The filing was based on results from Studies 1, 2, and 1503 described above. Additional data from an additional randomized, international, multi-center, placebo-controlled Phase 3 trial, or Study 3, was included in this filing. The Study 3 trial met its primary objective of demonstrating that Fintepla, at a dose of 0.7 mg/kg/day (26 mg/day maximum), is superior to placebo as adjunctive therapy in the treatment of Dravet syndrome in children and young adults based on change in the frequency of convulsive seizures between the 6-week baseline observation period and the 14-week treatment period (p<0.001). Study 3 included patients from Japan, as well as North America, Europe and the UK. As in Studies 1 and 2, Fintepla was well-tolerated in Study 3 and no cases of pulmonary arterial hypertension or valvular heart disease were observed.
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
Zogenix, Inc. | 2021 Form 10-K | 7

Recent Developments
In September 2021, we submitted a supplemental New Drug Application (sNDA) to the FDA for Fintepla for the treatment of seizures associated with LGS. In December 2021, Zogenix announced that the FDA accepted for filing the sNDA, granted our request for Priority Review, and set a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022. FDA may grant Priority Review designation to NDAs for drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in safety or effectiveness.
In December 2021, we submitted a Type II Variation Market Authorization Application to the EMA for Fintepla for the treatment of seizures associated with LGS. If approved, the application would expand the use of Fintepla in the European Union and the United Kingdom beyond patients with Dravet syndrome to include patients with LGS.
Fintepla for CDD
In December 2020 at the annual American Epilepsy Society Meeting, clinical investigators from the New York University Langone Medical Center reported interim results from the first six patients of an open-label, investigator-initiated study of Fintepla in CDD patients between ages 2 and 35 that patients taking Fintepla at a dose of up to 0.7/mg/kg day experienced a clinically meaningful reduction in both generalized clonic-tonic seizures (90%) and tonic seizures (55%). CDD is a genetic neurological disorder that presents clinically with persistent seizures starting at infancy, followed by severe impairment in neurological development. Based on the reported interim results of the open-label, investigator-initiated study, we initiated a two-arm, fixed-dose Phase 3 trial to investigate the efficacy and safety of FINTEPLA in controlling convulsive seizure frequency at a dose of 0.7 mg/kg/day in September 2021. Based on feedback from the FDA, we believe a single Phase 3 study, if successful, would be sufficient to support an sNDA submission for Fintepla for CDD.
Fintepla for Other Potential Indications
We also plan to continue to explore Fintepla as a potential treatment for additional severe, treatment-resistant rare epilepsies through other investigator-initiated clinical studies.
MT-1621 for Patients with TK2d
TK2d is a rare, debilitating, and often fatal genetic disorder that primarily affects infants and children and for which there are currently no approved therapies. As of September 6, 2019, the date we acquired Modis, Modis had completed the RETRO study of MT-1621 in patients with TK2d and commenced a Phase 2 prospective, OLE study of patients with TK2d, Study MT-1621-101. MT1621 has received Breakthrough Therapy designation from the FDA and access to the PRIME scheme by the EMA and we intend to seek accelerated regulatory review pathways in both the United States and Europe.
RETRO was a global retrospective study of MT-1621, a fixed combination treatment of two pyrimidine nucleosides deoxycytidine and deoxythymidine (dC/dT), in 38 pediatric and adult patients with TK2d (median age of disease onset, 2.5 years) treated at eight clinical sites in the United States, Spain and Israel.
Subjects received MT-1621 for a median of 71 weeks (range 92 days – 7 years). Each subject was scored across motor, respiratory, and feeding domains according to pre-defined response criteria and was compared to pre-treatment status to assess whether responses improved, remained stable, or worsened. Parallel to RETRO, we compiled a comprehensive, global TK2d Natural History dataset from published studies and individual case reports to document untreated patients’ disease course. From this natural history dataset, 68 patients reflecting the range of disease severity, age, and age of disease onset, were selected as a control group for treated patients in the RETRO study.
In October 2019 we announced positive top-line results from the pivotal Phase 2 RETRO study at the World Muscle Society congress in Copenhagen. 94.7% of treated patients had either improved (68%) or stabilized (26%) overall responses in major functional domains. A survival analysis using a time-dependent Cox regression model showed that the difference in probability of survival between treated patients and untreated natural history control patients was statistically significant (p<0.0006). Among clinical responders, a subset demonstrated profound responses, in some cases re-acquiring previously lost motor milestones such as ambulation, respiratory function and feeding. Safety data from RETRO indicated that MT-1621 was generally well-tolerated. Most reported adverse events were considered not related to study drug (199 of 292), with mild or moderate diarrhea being the most common treatment-related adverse event (AE), occurring in 63% of patients. Serious AEs (SAEs) were reported in 14 subjects (37%). The majority of SAEs were deemed related to TK2d; two patients experienced three events
Zogenix, Inc. | 2021 Form 10-K | 8

related to study drug alone (kidney stone, kidney stone removal, diarrhea). Two adult-onset patients stopped treatment due to asymptomatic increases in aminotransferase liver enzymes (no increase in bilirubin levels), which resolved upon discontinuation of treatment.
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
In December 2021, we received Scientific Advice feedback from the EMA supportive of our clinical and non-clinical plan to pursue marketing authorization for the treatment of TK2d patients with the age of onset of TK2d younger than 12 years of age. We are targeting an MAA submission after our anticipated NDA submission.
Preclinical Pipeline
Tevard Gene Therapy Collaboration for Genetic Epilepsies
In December 2020, we entered into a collaboration with Tevard Biosciences, Inc. for the research, development and commercialization of gene therapies for the treatment of Dravet syndrome and other epilepsy disorders. The collaboration is at the research and discovery stage and will leverage Tevard’ s pioneering and novel t-RNA-based technology to treat genetic disorders not amenable to traditional types of gene therapies, such as Dravet Syndrome.
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
Fintepla has a novel biological mechanism of action (selective serotonin and sigma-1 receptor activity) that is different from the other antiepileptic drugs currently available and in clinical development in the United States and
Zogenix, Inc. | 2021 Form 10-K | 9

Europe for the treatment of epileptic encephalopathies like Dravet syndrome, including cannabidiol or stiripentol. Currently approved drugs have a different and distinct mechanism of action from Fintepla.
Multiple companies are developing clinical-stage product candidates for the potential treatment of Dravet syndrome. Takeda Pharmaceutical Company Limited is currently evaluating its product candidate TAK-935/OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H), for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials. Additional clinical stage candidates for the treatment of Dravet syndrome include LP352 from Longboard Pharmaceuticals, Inc.(Phase 1), clemizole (Phase 2) being evaluated by Epygenix Therapeutics, Inc., Huperzine-A from Supernus Pharmaceuticals (Phase 1/2), STK-001 from Stoke Therapeutics (Phase 1), and NBI-921352 from Neurocrine Biosciences (Phase 1).
Several other companies, including Encoded Therapeutics, Inc., Neucyte, Inc., NeuroCycle Therapeutics and Sarepta Therapeutics, Inc., have disclosed that they are evaluating preclinical drug candidates, including gene therapies and small molecules, for the potential treatment of Dravet syndrome.
MT-1621
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
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish or own any manufacturing facilities with respect to the manufacture of Fintepla, MT-1621 or any future product candidates.
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
Zogenix, Inc. | 2021 Form 10-K | 10

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
MT-1621
As a part of our acquisition of Modis in September 2019, we assumed a manufacturing supply agreement with ST Pharm Co. LTD (ST Pharm), pursuant to which ST Pharm will be our clinical materials manufacturer and supplier of both 2’-deoxycytidine and 2’-deoxythymidine APIs used in MT1621. The term of the supply agreement is five (5) years from the date of agreement (October 2017), which term can be extended for successive two-year periods thereafter, unless terminated earlier. ST Pharm has been providing the API for the clinical trial material supply needs and registration batches since the beginning of MT1621 clinical trials. In addition, we also assumed a supply agreement with Catalent Pharma Solutions (Catalent), pursuant to which Catalent will procure all materials other than the API, fill into drug product packs, and package, test, and release the MT-1621 powder for oral solution finished product.
Strategic and License Agreements
Fintepla
As a result of our acquisition of Brabant, we have a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the Universities) that runs through September 2045. Under the terms of the agreement (the Universities Agreement), the Universities granted us an exclusive worldwide license to use the data obtained from a study related to low-dose fenfluramine for the treatment of Dravet syndrome or certain related conditions stemming from infantile epilepsy such as LGS, as well as certain other intellectual property. Under the Universities Agreement, net product sales of Fintepla are subject to royalties in the mid-single-digit percentage, or in the case of a sublicense, a percentage in the mid-twenties of the sub-licensing revenues.
In December 2021, we executed an amendment to the Universities Agreement, which provided for a one-time payment of $7.0 million related to our previous collaboration activities and consideration received to date under the Shinyaku Agreement. The amendment clarified that the Universities’ are entitled to 15% of any regulatory or sales-based milestones under the Shinyaku Agreement, if achieved, as well as the method of calculating royalties due for supplying Fintepla, if approved for marketing, to Shinyaku, the exclusive distributor of Fintepla for Japan.
MT-1621
As a result of our acquisition of Modis, we became party to the Exclusive License Agreement, by and between Modis and Columbia, dated as of September 26, 2016 (the Columbia Agreement), related to MT-1621. We are required to use commercially reasonable efforts to develop and commercialize licensed products worldwide, including to meet certain development and commercialization milestones within specified periods of time. Upon the achievement of certain regulatory and commercial milestones, we are required to pay Columbia up to $2.9 million and $25.0 million, respectively, as well as tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The royalty obligations and Columbia Agreement will expire on a country-by-country and product-by-product basis upon the later of (i) 15 years after the first bona fide commercial sale of a licensed product, (ii) the expiration of the last to expire valid patent claim covering a licensed product in a country or (iii) expiration of any regulatory exclusivity covering such licensed product. The Columbia Agreement may be terminated either by Columbia or by us in the event of an uncured material breach by the other party, or by Columbia in the event we are subject to specified bankruptcy, insolvency or similar circumstances. We can
Zogenix, Inc. | 2021 Form 10-K | 11

terminate the Columbia Agreement either in its entirety or on a product-by-product and country-by-country basis, upon specified prior written notice to Columbia, provided we are not exploiting licensed products in such countries.
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
In addition to the upfront payments, we have agreed to fund Tevard’s early discovery activities under the licensed Dravet syndrome program in accordance with the development plan as determined by the parties to the agreement. Once Tevard completes the early discovery activities for a program, we will be responsible for any potential future development and commercialization activities. Tevard is also eligible to receive additional development, regulatory and commercial-related milestone payments of up to $100.0 million for the Dravet program, as well as tiered single digit royalties on future net sales that result from the collaboration. On a country-by-country and product-by-product basis, royalty payments would commence on our first commercial sale of a product and terminate on the later of: (a) the expiration of patent-based exclusivity of such product in such country; (b) the expiration of regulatory based exclusivity of such product in such country; and (c) 10 years from the first commercial sale of the product in such country. Tevard has the option with respect to the Dravet syndrome program to elect to reimburse us for certain of our development costs for the Dravet syndrome program in exchange for receiving tiered royalties on future net sales ranging from low double digits to not more than 20% for products from the Dravet syndrome program.
Intellectual Property
Our success will depend to a significant extent on our ability to obtain, expand and protect our intellectual property estate, enforce patents, maintain trade secret and trademark protection and operate without infringing the proprietary rights of other parties.
Fintepla
Currently, we have included 11 patents in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”). As of December 31, 2021, we have rights to six issued and Orange Book-listed U.S. patents and eight issued foreign patents. One European patent was upheld in an opposition proceeding, and is now pending an appeal. A second European patent was recently opposed. These patents, entitled “Method for the Treatment of Dravet Syndrome,” have claims covering methods for treatment of seizures associated with Dravet syndrome with Fintepla as adjunctive therapy and are expected to provide protection of the associated claims in the U.S. and other countries through 2033 and 2034, respectively. In addition, we are assignees of an additional five Orange Book-listed patents covering: controlled distribution systems, and treatment of patients thereunder, for Fintepla; increasing patient exposure to Fintepla when co-administered with cannabidiol; and high purity fenfluramine compositions (API) used in our product that are expected to provide protection in the U.S. and which will reach their 20-year terms between 2036 and 2038.
Zogenix, Inc. | 2021 Form 10-K | 12

MT1621
We have certain patent rights that we obtained through our acquisition of Modis. In September 2016, Modis entered into a license agreement with Columbia University under which Modis was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT-1621 and certain backup compounds for any claimed indication or purpose. These licensed patent rights include patents owned by Columbia and patents jointly owned by Columbia and Vall d’Hebron Research Institute (VHIR). VHIR delegated to Columbia the rights to enter into the Columbia Agreement on VHIR’s behalf. The patent family jointly owned by Columbia and VHIR is directed to the use of MT-1621 to treat TK2 deficiency disorder and includes two issued patents in each of these jurisdictions; the U.S., the European Patent Office, Israel, Japan, Australia and Brazil, all of which will reach their 20-year terms in 2036. Further, pending applications in Mexico and Russia were recently allowed. In addition, there are pending patent applications in Canada, China, Hong Kong, India, Korea, as well as continuing applications in Australia, Brazil, the U.S., Israel, Japan, Russia and Europe. There are no patents covering the composition of matter in MT-1621, although there are pending applications claiming low residual solvent compositions of one of the MT-1621 components.
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
Zogenix, Inc. | 2021 Form 10-K | 13

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
Zogenix, Inc. | 2021 Form 10-K | 14

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
Zogenix, Inc. | 2021 Form 10-K | 15

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
Expedited Development and Review Programs
The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing drug products that meet certain criteria. Specifically, drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track designated product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A sponsor may also seek FDA designation of a product candidate as a “breakthrough therapy” if the product candidate is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance.
Any product candidate submitted to the FDA for approval, including a product with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is intended to treat a serious condition, and if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. Under its current review goals, the FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs, and within six months of the receipt date for non-new molecular entity NDA.
In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing clinical trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to continuing regulation by the FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and
Zogenix, Inc. | 2021 Form 10-K | 16

distribution, advertising and promotion and reporting of adverse experiences with the product. The FDA may also require post-approval studies and clinical trials if the FDA finds they are appropriate based on available data, including information regarding related drugs. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. In addition, the FDA may also require a REMS for an approved product when new safety information emerges.
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
Zogenix, Inc. | 2021 Form 10-K | 17

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
The 505(b)(2) NDA applicant may be eligible for its own regulatory exclusivity period, such as three-year new marketing exclusivity. The first approved 505(b)(2) applicant for a particular condition of approval, or change to a marketed product, such as a new extended-release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA is precluded from making effective any other application for the same condition of use or for a change to the drug product that was granted exclusivity until after that three-year exclusivity period has expired. Additional exclusivities may also apply, such as an added six-month pediatric exclusivity period based on studies conducted in pediatric patients under a written request from the FDA.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.
Zogenix, Inc. | 2021 Form 10-K | 18

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
Zogenix, Inc. | 2021 Form 10-K | 19

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
Foreign Regulation of Drug Development and Approval
In addition to regulations in the U.S., we are subject to a variety of foreign regulatory requirements including those governing drug development, pre-clinical and clinical studies, marketing authorization, manufacturing, pharmacovigilance and post-marketing regulation for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country.
Non-clinical studies and clinical trials
Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (EU) are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on Good Clinical Practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states
Zogenix, Inc. | 2021 Form 10-K | 20

without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.
While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.
Marketing Authorization
In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (MA). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Product for Human Use (CHMP) of the European Medicines Agency (EMA) and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicines, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products (ATMPs) such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
Under the EU regulatory system, we may submit applications for marketing authorizations in more than one EU member state either under the centralized, decentralized, or mutual recognition procedure.
Zogenix, Inc. | 2021 Form 10-K | 21

Under the above described procedures, before granting the MA, the competent authorities make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In 2016, the EMA launched its Priority Medicines (PRIME) scheme. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The scheme focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. These medicines are considered priority medicines by the EMA. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.
Data and marketing exclusivity
The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.
Orphan Medicinal Products
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product
Zogenix, Inc. | 2021 Form 10-K | 22

is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.
In the EU, an application for designation as an orphan product can be made any time prior to the filing of the application for MA. Orphan drug designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan drug destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.
Pediatric Development
In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.
Controlled Substances
Controlled substances are not regulated at EU level and the EU legislation does not establish different classes of narcotic or psychotropic substances. However, the United Nations, or UN, Single Convention on Narcotic Drugs of 1961 and the UN Convention on Psychotropic Substances of 1971, or the UN Conventions, codify internationally applicable control measures to ensure the availability of narcotic drugs and psychotropic substances for medical and scientific purposes. The individual EU member states are all signatories to these UN Conventions. All signatories have a dual obligation to ensure that these substances are available for medical purposes and to protect populations against abuse and dependence.
The UN Conventions regulate narcotic drugs and psychotropic substances as Schedule I, II, III, IV substances with Schedule II substances presenting the lowest relative risk of abuse among such substances and Schedule I and IV substances considered to present the highest risk of abuse.
The UN Conventions require signatories to require all persons manufacturing, trading (including exporting and importing) or distributing controlled substances to obtain a license from the relevant authority. Each individual export or import of a controlled substance must also be subject to an authorisation. Before the relevant authority can issue an export authorisation for a particular shipment, the exporter must provide the authority with a copy of the import
Zogenix, Inc. | 2021 Form 10-K | 23

authorisation issued by the relevant authority of the importing country. Implementation of the obligations provided in the UN Conventions and additional requirements are regulated at national level and requirements may vary from one member state to another.
Post-Approval Requirements
Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA the European Commission and/or and the competent authorities of the EU member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).
All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure by us or by any of our third party partners, including suppliers, manufacturers, marketers and distributors to comply with EU laws and the related national laws of EU member states governing the conduct of clinical trials, manufacturing approval, MA of medicinal products, pre-approval promotion of products, reporting of adverse health events, both before and after grant of MA, and marketing/promotion of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, or variation of the MA, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom (UK) left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (TCA) and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.
EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will
Zogenix, Inc. | 2021 Form 10-K | 24

apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (the “Exit Regulations).
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.
There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.
Regulation of Combination Products in the EU
The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework.
Drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. The EMA is responsible for evaluating the quality, safety and efficacy of MAAs submitted through the centralized procedure, including the safety and performance of the medical device in relation to its use with the medicinal product. The EMA or the EU member state national competent authority will assess the product in accordance with the rules for medicinal products described above but the device part must comply with the Medical Devices Regulation (including the general safety and performance requirements provided in Annex I). MAA must include – where available – the results of the assessment of the conformity of the device part with the Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the MAA does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the competent authority must require the applicant to provide a notified body opinion on the conformity of the device.
By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the Medical Devices Regulation.
The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product. The MA holder of the medicinal product is responsible for the co-packaged medicinal product and its traceability (including the co-packaged device).
Zogenix, Inc. | 2021 Form 10-K | 25

The requirements regarding quality documentation for medicinal products when used with a medical device, including single integral products, co-packaged and referenced products, are outlined in the EMA guideline of July 22, 2021, which became applicable as of January 1, 2022.
The aforementioned EU rules are generally applicable in the European Economic Area.
Healthcare Fraud and Abuse Laws
We are subject to various federal, state, local and foreign laws targeting fraud and abuse in the healthcare industry. These laws are applicable to manufacturers of products regulated by the FDA or foreign regulatory authorities, such as us, and hospitals, physicians and other potential purchasers of such products.
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
Zogenix, Inc. | 2021 Form 10-K | 26

payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the ACA) also imposed new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to teaching hospitals and physicians (defined to include any doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and any ownership or investment interested held by such physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for any payments, transfers of value or ownership or investment interests not reported in an annual submission, and additional penalties for “knowing failures”. Manufacturers are required to report such data to the government by the 90th day of each calendar year.
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
Violations of any of these laws or other governmental regulations may result in civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal or foreign healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if the drug manufacturer becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non‑compliance with these laws, and curtailment or restructuring of its operations.
Data Privacy and Security Laws
We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party service providers. For example, we may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations implemented thereunder, which establishes a set of national privacy and security standards for the protection of protected health information by “covered entities” (health plans, health care clearinghouses and certain health care providers) and the “business associates” with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting protected health information.
In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018 (CCPA), the California Privacy Rights Act (CPRA) and the EU General Data Protection Regulation (GDPR), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses (SCCs), which could increase our costs and our ability to efficiently process personal data from the EEA. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving,
Zogenix, Inc. | 2021 Form 10-K | 27

may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Government Drug Pricing Reporting
Medicaid is a joint federal and state program for low‑income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (“MDRP”), as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.
Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement with regard to the following covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free‑standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.
In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non‑Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number
Zogenix, Inc. | 2021 Form 10-K | 28

of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements.
Third-Party Payor Coverage and Reimbursement
The commercial success of our products and our product candidates, if and when commercialized, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.
Changes in third-party payor coverage and reimbursement rules can impact our business. For example, the ACA’s changes include expanded manufacturer Medicaid rebate liability to include utilization by beneficiaries enrolled in Medicaid managed care organizations; increasing the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; modifying the Average Manufacturer Price (“AMP”) definition under the MDRP for drugs that are inhaled, infused, instilled, implanted, or injected; and establishing a new Medicare Part D coverage gap discount program, in which manufacturers must now provide 70% point-of-sale discounts on products covered under Part D. Further, the law imposes a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with health care practitioners.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.
Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.
Zogenix, Inc. | 2021 Form 10-K | 29

The likelihood of implementation of these and other reform initiatives is uncertain. Moreover, in the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. Individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other health care funding, and/or continue to put pressure on pharmaceutical pricing, as well as increase our regulatory burdens and operating costs, any of which could have a material adverse effect on our customers and accordingly, our financial operations.
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
Other Regulatory Requirements
We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and foreign regulatory authorities have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.
Human Capital
As of December 31, 2021, we had 327 full-time employees, consisting of 250 employed in the United States, 73 employed in the United Kingdom and other European countries and four in Japan. Of these employees, 154 were engaged primarily in product development, quality assurance and clinical development and regulatory activities, 89 were engaged primarily in sales and commercialization activities, nine were engaged primarily in manufacturing, and the remaining 75 were engaged primarily in management and general and administrative activities.
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
Zogenix, Inc. | 2021 Form 10-K | 30

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
Risks Related to the Merger Agreement
The conditions under the Merger Agreement to Parent’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.
Under the terms of the Merger Agreement, the consummation of Parent’s pending Offer and subsequent Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the pending Offer and subsequent Merger. These conditions include, among other things, (i) there having been validly tendered in accordance with the terms of the Offer and not validly withdrawn, as of immediately prior to the expiration of the Offer, a number of Company Shares that, together with the Company Shares then owned by Parent or Merger Sub, represents at least a majority of the Company Shares then outstanding; (ii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality qualifications; (iii) the Company’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement; (iv) the expiration or termination of any waiting period (and any extension thereof) applicable to the Offer or the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other clearance, approval or consent applicable to Offer or the Merger (as defined below) under any applicable antitrust law; (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) the absence of any law, regulation, order, injunction or ruling issued or enacted by any government authority of competent jurisdiction that would prohibit or make illegal the consummation of the Offer or the Merger, or that would impose certain remedies or restrictions on the ability of Parent to fully own or operate the Company, its businesses or assets. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.
While Parent’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the pending Offer and subsequent Merger is consummated, the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the pending Offer and subsequent Merger may also divert management’s attention and our resources from ongoing business and operations, and our employees and other key personnel may have uncertainties about the effect of the pending Offer and subsequent Merger, and the uncertainties may impact our ability to retain, recruit, and hire key personnel while the Merger is pending or if it fails to close.
The preparations for the consummation of the Merger have placed and we expect will continue to place a significant burden on many of our management, employees and on our internal resources. The diversion of management’s attention away from operating our business in the ordinary course could adversely affect our financial results. Also, if, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. We have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated, which may materially and adversely affect our financial condition and results of operations.
Zogenix, Inc. | 2021 Form 10-K | 31

Furthermore, we cannot predict how our business partners will view or react to the pending Offer and subsequent Merger upon consummation. If we are unable to reassure our business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires us to operate our business and operations in the ordinary course pending consummation of the Merger and also restricts us from taking certain actions without Parent’s prior written consent during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated). For these and other reasons, the pendency of the proposed Merger could adversely affect our business and results of operations.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the tender offer and merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options, the acceleration of stock options upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed by the Company with the SEC on February 1, 2022.
Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the Merger.
Lawsuits filed, or that may be filed, could delay or prevent our acquisition by Parent, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially. The outcome of any lawsuit filed or that may be filed challenging the Merger is uncertain. One of the conditions to the closing of the Merger is that there shall not be in effect any temporary restraining order, preliminary or permanent injunction or other order, in each case issued by a Governmental Authority of competent jurisdiction, that prohibits or makes illegal the consummation of the Merger. Accordingly, if any lawsuit (including but not limited to the legal proceedings discussed in this report in Part I, Item 3 — “Legal Proceedings”) is successful in obtaining an order enjoining the Merger, then the Merger may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers.
Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.
If the Merger is completed, we and certain other parties will enter into the CVR Agreement pursuant to which, for each share of our common stock held, our stockholders of record as of immediately prior to the effective time of the Merger will receive one non-transferrable CVR entitling such holders to receive the Milestone Payment if, and only if, no later than December 31, 2023, the Milestone is achieve. Parent is obligated only to use commercially reasonable efforts to achieve the Milestone following the closing of the Merger and there can be no assurance that the Milestone will be achieved or that the Milestone Payment will be made. In addition, the CVRs will not be transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value form the CVRs will be contingent solely upon the achievement of the Milestone Event within the time periods specified in the CVR Agreement and if these events are not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.
In the event that the Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the pending Offer and subsequent Merger may not be satisfied, as noted above. If the Merger is not consummated, we would remain responsible for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. For these and other reasons, not consummating the Merger could adversely affect our business and results of operations.
Furthermore, if the pending Offer and subsequent Merger are not consummated, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the Merger will be consummated. Additionally, a failure of the Merger may result in negative publicity and a negative impression of us in the investment community, and have a negative impact on our ability to raise additional financing
Zogenix, Inc. | 2021 Form 10-K | 32

in the future. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our business partners and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.
The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, which may adversely affect the Company’s businesses, including by delaying or preventing the Company from pursuing non-ordinary course opportunities that may arise or precluding actions that may be advisable if the Company were to remain an independent public company.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $59.0 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.
Risks Related to Our Business and Industry
Our success depends substantially on Fintepla as commercial product and as a product candidate in other indications as well as our product candidate MT-1621. We cannot be certain that Fintepla will receive additional regulatory approvals we may pursue, or be successfully commercialized, or whether MT-1621 or any future product candidates will receive regulatory approval or be successfully commercialized.
Our business depends substantially on the successful commercialization of Fintepla, and the development and commercialization of Fintepla for additional indications or other changes and of MT-1621. Although Fintepla has been approved in the United States and the EU for the treatment of seizures associated with Dravet syndrome in patients two years of age and older, we may not be able to obtain supplemental approvals for Fintepla or obtain initial approvals for MT-1621 in the future. Accordingly, Fintepla, MT-1621 and any future product candidates will require additional clinical and pre-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.
We are not permitted to market our product candidates in the United States until we receive approval of an NDA or NDA supplement from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries, and we may never receive such regulatory approvals.
For example, MT-1621 has been evaluated in a Phase 2 retrospective treatment clinical study called RETRO, which demonstrated increased survival probability and improved functional abilities for patients treated with MT-1621 compared with untreated natural history control patients. However, the FDA or European Medicines Agency (EMA) may disagree with the design of the RETRO and the reliance on a natural history dataset as the comparator, and we may be required to conduct additional trials prior to seeking regulatory approval.
Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be successful. Any failure to obtain regulatory approvals for MT-1621 or any future product candidate, and any supplemental approvals for Fintepla, or failure to obtain such approval for all of the indications and labeling claims we deem desirable, would limit our ability to generate future revenues, would potentially harm the development prospects of Fintepla and MT-1621 and would have a material and adverse impact on our business.
Even if we successfully obtain additional regulatory approvals to market Fintepla, or initial approvals to market MT-1621, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size
Zogenix, Inc. | 2021 Form 10-K | 33

of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.
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
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking
Zogenix, Inc. | 2021 Form 10-K | 34

actions to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we closed our offices for all but the most essential activities and have implemented a policy allowing all employees to work from across all locations, following the guidelines or directives issued by federal, state and local government agencies in the U.S. as well as the U.K. government. As a result of these restrictions, our sales force has not been able to conduct in-person interactions with physicians and healthcare providers and have been restricted to primarily conducting educational and promotional activities for Fintepla virtually, which may impact our ability to market Fintepla. To date, we have been able to continue to supply Fintepla commercially to our patients in the U.S. and Germany and both Fintepla and MT-1621 to our patients currently enrolled in our clinical trials and we do not currently anticipate any interruptions in clinical or commercial supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:
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
•delays in receiving feedback or approvals from the FDA or other regulatory authorities with respect to future clinical trials or regulatory submissions, including for MT-1621;
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
Zogenix, Inc. | 2021 Form 10-K | 35

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
The results from the prior clinical trials of our product candidates may not necessarily be predictive of the results of future clinical trials or preclinical studies. The results of prior clinical trials of our product candidates may not be replicated in any future clinical trials of these product candidates. Clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in prior clinical trials nonetheless have failed to obtain FDA or foreign regulatory approval. If we fail to produce positive results in our clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates and our business and financial prospects, would be adversely affected.
Further, Fintepla may not be approved for the treatment of seizures associated with LGS even though recent, positive topline results from our ongoing Phase 3 trial of Fintepla for LGS showed that Fintepla met its primary and certain key secondary endpoints. Similarly, MT1621 may not be approved even though the RETRO data demonstrated improved survival probability of patients treated with MT1621 compared with a natural history patient control group. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials, including with the design of the Phase 2 retrospective study comparing the outcomes from the MT-1621 active treatment group against outcomes from a natural history dataset. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials.
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
Zogenix, Inc. | 2021 Form 10-K | 36

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
Delays in the commencement or completion of clinical testing for Fintepla or MT-1621 or pre-clinical or clinical testing for any future product candidates could result in increased costs to us and delay or limit our ability to pursue regulatory approvals for, or generate revenues from, such product candidates.
Clinical trials are very expensive, time consuming and difficult to design and implement. Delays in the commencement or completion of clinical testing for Fintepla or MT-1621 or pre-clinical or clinical testing for any future product candidates could significantly affect our product development costs and business plan.
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
•obtaining IRB or ethics committee approval to initiate and conduct a clinical trial at a prospective site;
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
In addition, if a significant number of patients fail to stay enrolled in any of our current or future clinical trials of Fintepla or MT-1621 and such failure is not adequately accounted for in our trial design and enrollment assumptions, our clinical development program could be delayed.
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
Zogenix, Inc. | 2021 Form 10-K | 37

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
Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to the FDA or foreign regulatory authorities and IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for Fintepla, MT-1621 and any future product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.
In addition, additional government regulation with respect to clinical trials may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on 14 March 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
Zogenix, Inc. | 2021 Form 10-K | 38

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
For example, Fintepla competes against other products and product candidates approved and in development for the treatment of Dravet syndrome. In June 2018, the FDA approved the first treatment for seizures associated with Dravet syndrome, as well as LGS, GW Pharmaceuticals’ Epidiolex® (cannabidiol or CBD). Epidiolex is a liquid drug formulation of plant-derived purified CBD, which is a chemical component of the Cannabis sativa plant, more commonly known as marijuana. GW’s CBD was subsequently approved for the treatment of Dravet syndrome and LGS by the European Commission (as Epidyolex®) in September of 2019. In August 2018, the FDA approved a second treatment, Biocodex’s Diacomit® (stiripentol), for the treatment of seizures associated with Dravet syndrome in patients who are also taking clobazam. Stiripentol is approved in Europe, Canada and Japan for the treatment of Dravet syndrome when used in conjunction with valproate and/or clobazam. Multiple companies are developing clinical-staged product candidates for the potential treatment of Dravet syndrome. Takeda Pharmaceutical Company Limited is currently evaluating its product candidate TAK-935/OV935, a first-in-class inhibitor of the enzyme cholesterol 24-hydroxylase (CH24H), for the potential treatment of adult and pediatric patients with Dravet syndrome and LGS in Phase 2 clinical trials. Additional clinical stage candidates for the treatment of Dravet syndrome include LP352 from Longboard Pharmaceuticals, Inc.(Phase 1), Huperzine-A from Supernus Pharmaceuticals (Phase 1/2), and clemizole (Phase 1) being evaluated by Epygenix Therapeutics, Inc.
We expect Fintepla to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. While we currently are not aware of any pharmaceutical companies who are developing a pharmaceutical product candidate for the treatment of TK2d that would compete against MT-1621, one or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we will encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed will have an effect on our product prices, market share and results of operations. We may not be able to successfully differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of our product candidates and/or alternative drug delivery technologies that address our targeted indications.
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
Zogenix, Inc. | 2021 Form 10-K | 39

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
If Fintepla or MT-1621, if approved, does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate will be limited.
The commercial success of Fintepla in the treatment of seizures associated with Dravet syndrome or, if approved, in other indications, or of MT1621, if approved by the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Adequate coverage and reimbursement of our approved product by third-party payors are critical for commercial success. The degree of market acceptance of Fintepla or any product candidates for which we may receive regulatory approval will depend on a number of factors, including:
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
Breakthrough therapy designation and access to the PRIME scheme for MT-1621 may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that MT1621 or any of our product candidates will receive marketing approval.
In February 2019, the FDA granted breakthrough therapy designation for MT1621 in the United States for the treatment of TK2d. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Designation as a
Zogenix, Inc. | 2021 Form 10-K | 40

breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that any evaluation we may make of our product candidates as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even though MT1621 qualifies as a breakthrough therapy, the FDA may later decide that MT-1621, or any of our other product candidates that may qualify as a breakthrough therapy, no longer meets the conditions for qualification, or decide that the time period for FDA review or approval will not be shortened. For example, the FDA rescinded breakthrough therapy designation for Fintepla for Dravet syndrome due to the existence of two recently approved therapies for Dravet syndrome and, therefore, the administrative criteria for designation were no longer met.
In November 2018, the EMA admitted MT-1621 to the PRIME scheme for the treatment of patients with TK2d. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
Even though we have access to PRIME for MT-1621, this may not result in a materially faster development process, review or approval compared to conventional EMA procedures. The EMA may later decide that MT-1621 no longer meets the conditions for qualification or decide that the time period for review or approval will not be shortened. Further, obtaining access to PRIME does not assure or increase the likelihood of grant of a marketing authorization by the European Commission.
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
Zogenix, Inc. | 2021 Form 10-K | 41

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
Excluding gains from two discrete business divestitures, we have incurred significant net losses from our operations since the inception and have an accumulated deficit of $1.6 billion as of December 31, 2021. During the year ended December 31, 2021, net cash used in operating activities was $185.3 million. We expect to continue to incur operating losses and negative cash flow from operating activities for at least the next year primarily as a result of costs incurred related to the development and commercialization of Fintepla and MT-1621. Additionally, in the event that MT-1621 is approved in the United States or the EU, we will owe milestone payments related to our acquisition of development and commercialization rights to MT-1621. Our ability to generate revenues from Fintepla or MT-1621, if approved, will depend on a number of factors including our ability to successfully complete clinical trials, obtain necessary regulatory approvals in target countries and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidates that receive regulatory approval. In addition, we are subject to the risk that the marketplace will not accept our products.
Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, if at all. If we do not generate significant sales from Fintepla or MT-1621, if approved, or any future product candidate that may receive regulatory approval, there would likely be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have agreements with third-party CROs to conduct our ongoing and planned Phase 3 programs for Fintepla and our clinical development program of MT-1621. We rely heavily on these parties for the execution of our clinical trials and pre-clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and regulatory requirements. We and our CROs are required to comply with GCP requirements for clinical studies of our product candidates, and GLP requirements for certain pre-clinical studies. The FDA and foreign regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional pre-clinical studies or clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA and similar foreign regulators will determine that any of our clinical trials comply or complied with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP, regulations, and require a large number of test subjects. Our inability to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Zogenix, Inc. | 2021 Form 10-K | 42

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
From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. For example, in September 2019, we completed the acquisition of Modis, which owns worldwide development and commercialization rights to MT-1621. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
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
We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We outsource all manufacturing and packaging of the clinical trial materials for Fintepla and MT-1621 to third parties and will rely on third parties for commercial manufacturing and packaging of Fintepla, and for MT-1621, if approved. In February 2019, we entered into a master supply agreement with Aptuit, pursuant to which Aptuit became our commercial manufacturer and supplier of the fenfluramine API. In addition, in July 2019 we entered into the PCI Pharma Agreement, pursuant to which PCI Pharma became our commercial manufacturer and supplier for Fintepla. We may never be able to establish additional sources of supply for Fintepla.
The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or other regulatory agencies pursuant to inspections that will be conducted after we submit a an NDA to the
Zogenix, Inc. | 2021 Form 10-K | 43

FDA or their equivalent to other regulatory agencies. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar foreign requirements for manufacture of our drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency and pure compounds or other products, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if regulatory authorities withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market Fintepla or our other product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Our or a third-party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms, or to comply with cGMP or similar foreign requirements could adversely affect our business in a number of ways, including an inability to initiate or continue clinical trials of any future product candidates under development, delays in submitting regulatory applications, or receiving marketing approvals, for our product candidates, requirements to cease development or to recall batches of our product candidates, and an inability to meet commercial demands for Fintepla or our other products, if approved. In addition, reliance on suppliers entails risks to which we would not be subject if we manufactured our product candidate ourselves, including:
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and key clinical development, regulatory, sales and marketing and other personnel. As of December 31, 2021, we had 327 full-time employees, consisting of 250 employed in the United States, 73 employed in the United Kingdom and other European countries and four in Japan. Of these employees, 154 were engaged primarily in product development, quality assurance and clinical development and regulatory activities, 89 were engaged primarily in sales and commercialization activities, nine were engaged primarily in manufacturing, and the remaining 75 were engaged primarily in management and general and administrative activities. If we are not able to retain our employee base, we may not be able to effectively manage our business or be successful in commercializing our products.
We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management team. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical
Zogenix, Inc. | 2021 Form 10-K | 44

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
Zogenix, Inc. | 2021 Form 10-K | 45

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
Zogenix, Inc. | 2021 Form 10-K | 46

cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.
We may be unable to obtain regulatory approvals for or commercialize MT-1621 or any future product candidates outside of the United States.
We market Fintepla and if approved, we intend to market MT-1621 outside of the United States. In order to market our products outside of the United States, we, or any potential partner, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our products. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these “Risk Factors” and those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K regarding FDA approval in the United States, as well as other risks.
In the EU, we have taken advantage of the hybrid application pathway of the EU centralized procedure, which is similar to the FDA’s 505(b)(2) pathway. Hybrid applications may rely in part on the results of pre-clinical tests and clinical trials contained in the authorization dossier of the reference product, but must be supplemented with additional data. In territories where data is not freely available, we or our partners may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We, or any potential partner, may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety effectiveness dossiers. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
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
The UK left the EU on January 31, 2020, following which existing EU legislation continued to apply in the UK during a transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to global trade deals negotiated by the EU
Zogenix, Inc. | 2021 Form 10-K | 47

on behalf of its members and provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, which became effective on the January 1, 2021.
The long term effects of UK’s withdrawal from the EU on our business in the UK, the EU and worldwide will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU. EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.
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
We currently have limited collaboration revenue under an arrangement with Nippon Shinyaku Co., Ltd. We commenced the commercial launch of Fintepla in the United States in July 2020 and in Germany in February 2021, which have produced limited revenue to date. We have financed our operations primarily through the proceeds from the issuance of equity securities and debt, and have incurred negative cash flow from operations in each year since our inception. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $227.4 million, $209.4 million and $419.5 million, respectively, and our cash used in operating activities was $185.3 million, $167.5 million and $111.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $1.6 billion. The net losses and negative cash flow from operations have had a material adverse effect on our stockholders’ equity and working capital.
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
Zogenix, Inc. | 2021 Form 10-K | 48

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
Zogenix, Inc. | 2021 Form 10-K | 49

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
Zogenix, Inc. | 2021 Form 10-K | 50

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
As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $301.7 million. Our cash equivalents and marketable securities include money market funds and certificate of deposits, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper meeting the criteria of our investment policy, which prioritizes the preservation of capital. These investments are subject to general credit, liquidity, market and interest rate risks, instability in the global financial markets, or other factors. As a result, the value or liquidity of our investments could decline and result in a material impairment, which could have a material adverse effect on our financial results and the availability of cash to fund our operations.

Risks Related to Government Regulation
Fintepla is approved in the United States, the EU and the UK for the treatment of seizures associated with Dravet syndrome in patients two years and older, and we currently are developing Fintepla for the treatment of seizures associated with LGS and CDKL5 Deficiency Disorder (CDD), and are developing MT-1621 for the treatment of TK2d. The research, testing, manufacturing, labeling, approval, sale, marketing, distribution and promotion of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in and outside the United States. We are not permitted to market Fintepla or any of our product candidates in the United States unless and until we receive regulatory approval from the FDA or similar approval from foreign regulatory authorities. We cannot provide any assurance that we will obtain regulatory approval for any of our product candidates, or that any such product candidates will be successfully commercialized.
Zogenix, Inc. | 2021 Form 10-K | 51

The FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:
•the FDA and foreign regulatory authorities may not deem a product candidate safe and effective for its proposed indication;
•the FDA and foreign regulatory authorities may not find the data from pre-clinical studies and clinical trials sufficient to support approval;
•the FDA and foreign regulatory authorities may require additional pre-clinical studies or clinical trials;
•the FDA and foreign regulatory authorities may not approve of our third-party manufacturers’ processes and facilities; or
•the FDA and foreign regulatory authorities may change its approval policies or adopt new regulations. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the pharmaceutical industry in the long term.
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or foreign regulatory authorities approval. We cannot guarantee that the FDA foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain additional regulatory approvals to market Fintepla, or our failure to obtain initial regulatory approvals to market MT1621 or any other product candidate, which would significantly harm our business, results of operations and prospects.
In addition, the FDA or foreign regulatory authorities may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or foreign regulatory authorities may approve a product candidate with a REMS or a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or other risk management measures. For example, the FDA approved Fintepla for the treatment of seizures associated with Dravet syndrome subject to the Fintepla REMS program, which requires echocardiogram assessments of patients before, during, and after treatment with Fintepla. The FDA or foreign regulatory authorities may also grant approval contingent on the performance of costly post-marketing clinical trials. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
We may not be able to maintain orphan drug designation or obtain or maintain orphan drug exclusivity for Fintepla or MT-1621.
We have obtained orphan drug designation for Fintepla in the United States and the European Union for both the treatment of Dravet syndrome and LGS. We have also received orphan drug designation for MT1621 for the treatment of TK2d. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States or, if it affects more than 200,000 people, there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales in the United States. In the EU, orphan drug designation is granted by the European Commission based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product
Zogenix, Inc. | 2021 Form 10-K | 52

will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. Orphan drug designation in the United States confers certain benefits, including tax incentives and waiver of the applicable application fee upon submission of the product for approval in the rare disease or condition. In the EU, sponsors who obtain orphan designation benefit from a number of incentives, including protocol assistance, access to the centralized procedure and fee reductions.
If a product with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the product is eligible for a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for the same drug to treat the same rare disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. Also, we are only able to attain orphan drug designation in the EU if we are able to demonstrate to the competent authorities that our product candidates have incremental benefit over any other approved product for that orphan disorder.
The European exclusivity period can be reduced to six years if, at this end of the fifth year, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or foreign regulatory authorities determine that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
Orphan drug exclusivity may not effectively protect the product from competition in the United States or the EU because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted exclusivity, the FDA and foreign regulatory authorities can subsequently approve the same or a similar drug for the same condition during the exclusivity period if the FDA or foreign regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Zogenix, Inc. | 2021 Form 10-K | 53

•we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients or other risk management measures;
•we may be required to change the way the product is administered or modify the product in some other way;
•we may be required to implement a REMS program or similar risk management measures;
•the FDA or foreign regulatory authorities may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product, if approved, and could substantially increase the costs of commercializing our product candidates.
Even though we have obtained regulatory approval for Fintepla, and even if we obtain approval for MT-1621 or any other product candidate, we will remain subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.
Following potential approval of any of our product candidates, the FDA or foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA or foreign regulatory authorities may also require a REMS or similar risk management measure as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. For example, the FDA approved Fintepla for the treatment of seizures associated with Dravet syndrome subject to the Fintepla REMS program, which among other things, requires echocardiogram assessments of patients before, during, and after treatment with Fintepla. Fintepla is also subject to a similar monitoring in the EU. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements following approval. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs or similar foreign requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated type, severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications we filed or suspension or revocation of approvals;
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
Zogenix, Inc. | 2021 Form 10-K | 54

In addition, the product labeling, advertising and promotion for Fintepla, and for any of our product candidates that may receive approval, will be subject to regulatory requirements and continuing regulatory review. The FDA or and foreign regulatory authorities strictly regulate the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or foreign regulatory authorities as reflected in the product’s approved labeling. For example, the FDA-approved label for Fintepla is limited to the treatment of seizures associated with Dravet syndrome in patients two years of age and older. Physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Zogenix, Inc. | 2021 Form 10-K | 55

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
Zogenix, Inc. | 2021 Form 10-K | 56

reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation tactics could have a negative impact on our ability to commercialize our product candidates successfully.
Evolving health policy and associated legislative changes aimed at lowering healthcare expenditure could impact the commercialization of Fintepla and our product candidates. Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.
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
If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that for low‑income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (“MDRP”), as a condition of having federal funds available for a manufacturer’s covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or
Zogenix, Inc. | 2021 Form 10-K | 57

are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement with regard to the following covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free‑standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.
In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non‑Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non‑FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which manufacturers are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.
Zogenix, Inc. | 2021 Form 10-K | 58

Healthcare reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of Fintepla or any of our product candidates that may be approved by the FDA or foreign regulatory authorities.
In the United States and internationally, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our customers. There have been and continue to be a number of initiatives at the federal, state and foreign levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which included measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for most branded and generic drugs, respectively;
•a modification of the Average Manufacturer Price definition under the Medicaid Drug Rebate Program for drugs that are inhaled, infused, instilled, implanted or injected;
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30,
Zogenix, Inc. | 2021 Form 10-K | 59

2022), unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.
Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our products and product candidates.
Individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in governmental and other health care funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
In December, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be
Zogenix, Inc. | 2021 Form 10-K | 60

responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
We may incur liability if our continuing medical or health education programs and/or product promotions are determined, or are perceived, to be inconsistent with regulatory guidelines.
The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged. Similar risks exist in foreign jurisdictions.
If we do not comply with federal, state and foreign healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
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
•federal “sunshine” requirements that require drug manufacturers to report and disclose any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, and any investment or ownership interests held by physicians and their immediate family members. Manufacturers are required to report data to the government by the 90th day of each calendar year;
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
Zogenix, Inc. | 2021 Form 10-K | 61

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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for
Zogenix, Inc. | 2021 Form 10-K | 62

violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In the EU, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, from January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the Commission deems the UK to no longer provide adequate protection for personal data. These changes will lead to additional costs and increase our overall risk exposure.
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
Zogenix, Inc. | 2021 Form 10-K | 63

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
Prior to receiving rights to four U.S. patents in 2017, we did not own or control any issued patents covering Fintepla or its use. There is no guarantee that any of our pending applications will issue as patents. With respect to our MT-1621 product candidate, we have certain patent rights that we obtained through our acquisition of Modis. In September 2016, Modis entered into a license agreement (the Columbia Agreement), with Columbia, under which Modis was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT-1621 and certain backup compounds for any application or purpose. These licensed patent rights include patents owned by Columbia and patents jointly owned by Columbia and Vall d’Hebron Research Institute (VHIR). VHIR delegated to Columbia the rights to enter into the Columbia Agreement on VHIR’s behalf. The patent family jointly owned by Columbia and VHIR is directed to the use of MT-1621 to treat TK2d and includes a granted U.S. patent and a granted European patent application, pending applications in Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Korea, Mexico and Russia, as well as continuing applications in the United States and Europe. There are no patents covering the API in MT-1621.
The initial applications covering MT1621 or the methods of treatment using Fintepla were licensed by us and not written by our attorneys. Neither we nor our licensors had control over the drafting and initial prosecution of these applications. Further, the counsel previously handling the Fintepla and MT-1621 matters might not have given the same attention to the drafting and prosecution to these applications as we would have if we had been the owners and originators of the applications and had control over the drafting and prosecution. In addition, the former counsel handling these matters may not have been completely familiar with U.S. patent law or the patent law in various countries, possibly resulting in inadequate disclosure, improperly claiming inventions and/or filing of applications at times which do not meet appropriate priority requirements. The named inventors on the pending applications and others involved in the protection of the intellectual property related to Fintepla and MT-1621 did not and may still not have sufficient knowledge relating to preferred procedures and the legal requirements related to the protection of intellectual property. They published papers which adversely affected our licensed rights, particularly in jurisdictions without a grace period for inventors’ own disclosures. Although they have been advised with respect to procedures going forward, we cannot directly control their actions. All of these factors and others could result in the inability to obtain the issuance of additional applications in the United States or elsewhere in the world. Even if additional patents issue, such issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.
In 2021, we initiated three patent infringement actions on Orange Book-listed patents under The Drug Price Competition and Patent Term Restoration Act (“Hatch-Waxman Act”) in the United States District Court for the District of Delaware against filers of Abbreviated New Drug Applications (“ANDAs”) for fenfluramine products referencing Fintepla. The defendants, Lupin Ltd., Apotex Inc., and Apotex Corp., have raised common defenses and counterclaims of noninfringement and/or invalidity. Depending on the outcome of these actions, some of our patents could be held not infringed or invalid, permitting generic competition prior to their original expiration.
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
Zogenix, Inc. | 2021 Form 10-K | 64

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
•the APIs in Fintepla may soon become commercially available in generic drug products, and no patent protection will be available without regard to formulation or method of use;
•the APIs in MT-1621 are well-known and available commercially from many sources, and no patent protection claiming the APIs as a composition of matter will be available;
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
•it is possible that there are dominating patents to Fintepla and MT-1621 of which we are not aware;
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
Zogenix, Inc. | 2021 Form 10-K | 65

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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidate and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to Fintepla and MT-1621. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technology or methods.
In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our product candidate or proprietary technologies. Because (i) patent applications filed only in the United States may be maintained in secrecy until the patents are issued, (ii) other United States patent applications and patent applications filed in many foreign jurisdictions are typically not published until eighteen months after their filing date, (iii) publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-
Zogenix, Inc. | 2021 Form 10-K | 66

licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party filed a U.S. patent application prior to March 16, 2013 on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such proceedings may be decided against us if the other party had independently arrived at the same or similar invention prior to our own or, if applicable, our licensor’s invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, if another party has reason to assert a substantial new question of patentability against any of our claims in our owned and in-licensed U.S. patents, the third party can request that the USPTO reexamine the patent claims, which may result in a loss of scope of some claims or a loss of the entire patent. We are currently defending an opposition to one of our patents in the European Patent Office, and in the future we may become a party to patent opposition proceedings in the European Patent Office, Australian Patent Office or other jurisdictions where either our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful. In any such proceedings, a court or other administrative body may decide that a patent of ours is invalid, in whole or in part or construe our patent’s claims narrowly resulting in a loss of our patent position. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.
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
Zogenix, Inc. | 2021 Form 10-K | 67

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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering in November 2010, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2021, the price per share for our common stock on The Nasdaq Global Market has ranged from a low sale price of $11.25 to a high sale price of $23.43. This market volatility is likely to continue. These and other factors could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly, both over short periods of time and the longer term, due to many factors, including those described elsewhere in this “Risk Factors” section and the following:
•FDA or international regulatory actions and whether and when we receive regulatory approval for MT-1621;
•the development status of Fintepla or MT-1621, including the results from our clinical trials;
•variations in the level of expenses related to Fintepla or MT-1621 clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
•changes in operating performance and stock market valuations of other pharmaceutical companies and price and volume fluctuations in the overall stock market;
•deviations from securities analysts’ estimates or the impact of other analyst comments;
•ratings downgrades by any securities analysts who follow our common stock;
•additions or departures of key personnel;
Zogenix, Inc. | 2021 Form 10-K | 68

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
Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the success and costs of our Fintepla and MT-1621 development programs are uncertain and therefore our future prospects are uncertain. Our net loss and other operating results will be affected by numerous factors, including:
•timing and level of commercial sales of Fintepla;
•variations in the level of development and/or regulatory expenses related to Fintepla and MT-1621 development programs;
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
Zogenix, Inc. | 2021 Form 10-K | 69

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
Persons who were our stockholders prior to the sale of shares in our initial public offering in November 2010 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2021, we had approximately 56.1 million shares of common stock outstanding. The majority of these shares are freely tradeable, without restriction, in the public market.
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
Certain of our directors and executive officers have established, or may establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders or executive officers and directors, or the perception that those sales may occur, could have a material adverse effect on the trading price of our common stock.
Zogenix, Inc. | 2021 Form 10-K | 70

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
As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure
Zogenix, Inc. | 2021 Form 10-K | 71

controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. In addition, we currently do not have an internal audit function, and we may in the future need to hire additional accounting and financial staff to establish such a function. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we cannot conclude that we have effective internal controls over our financial reporting, or our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
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
Our business and operations may suffer in the event of system failures, which could materially affect our results.
Despite the implementation of security measures, our information technology systems and those of our current and our partners, contractors and consultants are vulnerable to attack and damage from cyber-attacks, computer viruses and malware (e.g., ransomware), unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. For example, we have been the target of cyber-attacks seeking to misappropriate our funds and have also experienced failures in our information systems and computer servers. We cannot be sure that similar cyber-attacks or failures will not occur in the future. System failures, accidents or security breaches can cause interruptions in our operations, and can result in a material disruption of our commercialization activities, drug development programs and our business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval and post-market study compliance efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on a large number of third parties to supply components for and manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems
Zogenix, Inc. | 2021 Form 10-K | 72

could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability due to the delays in the development of our product candidates and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2021, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 37,307 square feet of leased office and laboratory space in Emeryville, California. In Maidenhead, United Kingdom, we lease approximately 7,331 square feet of office space. We also maintain limited office space for our subsidiaries in Ireland, Germany, Italy and Japan.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
ITEM 3.    LEGAL PROCEEDINGS
On July 21, 2021, we received a letter dated July 20, 2021, notifying us that Apotex Inc. and Apotex Corp. submitted to FDA an ANDA for a generic 2.2 mg base/ml fenfluramine hydrochloride drug product. The letter indicated that Apotex’s ANDA included “Paragraph IV” certifications (pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV)) as to Apotex’s position that two of our Orange Book-listed patents covering Fintepla, U.S. Patent Nos. 10,603,290, expiration date August 2, 2037, and 10,452,815, expiration date June 29, 2038, were invalid and/or would not be infringed by the manufacture, use or sale of Apotex’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. On August 30, 2021, we filed a complaint against Apotex Inc. and Apotex Corp. for patent infringement under the Hatch-Waxman Act in the United States Court for the District of Delaware. On October 13, we received a letter dated October 12, 2021, notifying us that Apotex had amended its ANDA and submitted additional certifications with respect to two additional Orange Book-listed patents covering Fintepla, U.S. Patent Nos. 10,950,331, expiration date September 28, 2035, and 10,947,183, expiration date December 20, 2036. The letter included a statement setting forth the basis for Apotex’s opinion that these two additional patents are also invalid and/or will not be infringed by the manufacture, use or sale of Apotex’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. On October 28, 2021, we filed a second complaint against Apotex Inc. and Apotex Corp. for infringement based on these additional certifications in the United States District Court for the District of Delaware. These cases have since been consolidated.
On August 31, 2021, we received a letter dated August 27, 2021, notifying us that Lupin Limited (“Lupin”) submitted to FDA an ANDA for a generic 2.2 mg base/ml fenfluramine hydrochloride drug product. The letter indicated that Lupin’s ANDA included Paragraph IV certifications with respect to seven of our Orange Book-listed patents covering Fintepla, U.S. Patent Nos. 9,549,909, expiration date May 3, 2033, 9,603,814, expiration date May 3, 2033, 9,603,815, expiration date May 3, 2033, 9,610,260, expiration date May 3, 2033, 10,478,441, expiration date May 3, 2033, 10,478,442, expiration date May 3, 2033; and 10,947,183, expiration date December 20, 2036 (collectively, "the Asserted Patents"). The letter included a statement setting forth the basis for Lupin’s opinion that these patents are invalid and/or will not be infringed by the manufacture, use or sale of Lupin’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. On October 6, 2021, we filed a complaint against Lupin for patent infringement under the Hatch-Waxman Act in the United States District Court for the District of Delaware.
Merger-Related Litigation
Following the announcement of the execution of the Agreement and Plan of Merger, dated January 18, 2022, by and among UCB S.A., Zinc Merger Sub, Inc. and Zogenix, Inc. and through the date hereof, several complaints related to the merger have been filed. The complaints are captioned: Wang v. Zogenix, Inc., Case No. 1:22-cv-00900, which was filed by a purported Zogenix stockholder in the United States District Court for the Southern District of New York on February 2, 2022; Barman v. Zogenix, Inc., Case No. 4:22-cv-00719, which was filed by a purported Zogenix stockholder in the United States District Court for the Northern District of California on February 3, 2022; Ciccotelli v. Zogenix, Inc., Case No. 1:22-cv-00172, which was filed by a purported Zogenix stockholder in
Zogenix, Inc. | 2021 Form 10-K | 73

the United States District Court for the District of Delaware on February 7, 2022 (the “Ciccotelli Action”); Finuliar v. Zogenix, Inc., Case No. 1:22-cv-01051, which was filed by a purported Zogenix stockholder in the United States District Court for the Southern District of New York on February 7, 2022 (the “Finuliar Action”); Hansen v. Zogenix, Inc., Case No. 1:22-cv-00679, which was filed by a purported Zogenix stockholder in the United States District Court for the Eastern District of New York on February 7, 2022; Eiden v. Zogenix, Inc., Case No. 1:22-cv-01108, which was filed by a purported Zogenix stockholder in the United States District Court for the Southern District of New York on February 8, 2022; Wheeler v. Zogenix, Inc., Case No. 1:22-cv-00183, which was filed by a purported Zogenix stockholder in the United States District Court for the District of Delaware on February 9, 2022; Justice v. Zogenix, Inc., Case No. 2:22-cv-00545, which was filed by a purported Zogenix stockholder in the United States District Court for the Eastern District of Pennsylvania on February 10, 2022; Wilhelm v. Zogenix, Inc., Case No. 1:22-cv-00185, which was filed by a purported Zogenix stockholder in the United States District Court for the District of Delaware on February 10, 2022; and Kelly v. Zogenix, Inc., Case No. 1:22-cv-01184, which was filed by a purported Zogenix stockholder in the United States District Court for the Southern District of New York on February 11, 2022 (collectively, the “Complaints”). The Complaints name as defendants Zogenix and members of our board of directors, and the complaint in the Ciccotelli Action also names Parent and Purchaser as defendants.
The Complaints generally allege that the defendants violated Section 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934, as well as Rules 14a-9 and 14d-9 promulgated thereunder. Specifically, one or more of the Complaints allege that the Schedule 14D-9 (as amended or supplemented from time to time), the “Schedule 14D-9” filed on February 1, 2022 with the SEC by Zogenix fails to disclose material information and/or materially misrepresents information concerning the sales process leading up to the merger, potential conflicts of interest of BofA Securities and Zogenix insiders, our financial projections, the financial analyses of BofA Securities, and the financial analyses of SVB Leerink. The complaint in the Finuliar Action also asserts state law claims against the members of our board of directors alleging that they breached their fiduciary duty of candor/disclosure by causing or permitting the Schedule 14D-9 to be filed. The relief sought in one or more of the Complaints includes enjoining the consummation of the merger, enjoining defendants from filing any amendment to the Schedule 14D-9 unless certain allegedly material information is included, directing defendants to disseminate an amended Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements therein not misleading, declaring that defendants violated Sections 14(d), 14(e), and 20(a) of the Exchange Act and Rules 14a-9 and 14d-9 promulgated thereunder, rescinding, to the extent already consummated, the merger and awarding rescissory damages, directing defendants to account for all alleged damages suffered as a result of defendants’ alleged wrongdoing, awarding the plaintiffs their respective costs and disbursements, and granting other and further equitable relief as the Court may deem just and proper.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Zogenix, Inc. | 2021 Form 10-K | 74

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Zogenix common stock is listed on The Nasdaq Global Market under the symbol ZGNX.
Holders of Common Stock
According to the records of our transfer agent, there were nine holders of record of our common stock on February 25, 2022. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock over the five-year period ended December 31, 2021 to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2016, and that all dividends were reinvested. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return
Zogenix, Nasdaq Composite and Nasdaq Biotechnology Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
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
Zogenix, Inc. | 2021 Form 10-K | 75

Equity Compensation Plan Information
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 6.    RESERVED
Zogenix, Inc. | 2021 Form 10-K | 76

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
This discussion and analysis generally addresses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.
Overview
We are a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution has been approved by the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) for the treatment of seizures associated with Dravet syndrome, a rare, severe lifelong epilepsy. We have two additional late-stage development programs underway: Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), another rare epilepsy and MT-1621, an investigational therapy for the treatment of TK2 deficiency (TK2d), a rare genetic disease.
We own and control worldwide development and commercialization rights to Fintepla, which was originally obtained in 2014 pursuant to an acquisition of Brabant Pharma, a privately-held U.K.-based pharmaceutical company. In March 2019, we entered into an exclusive distribution agreement with Nippon Shinyaku Co., Ltd. to distribute Fintepla in Japan, if approved for marketing in that country.
Merger Agreement
On January 18, 2022, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with UCB S.A., a société anonyme formed under the laws of Belgium (“Parent”) and Zinc Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub commenced a tender offer (the “Offer”) on February 1, 2022 to acquire all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Company Shares”), at a purchase price of (i) $26.00 per Company Share (the “Closing Amount”), net to the seller thereof in cash, subject to reduction for any applicable withholding taxes and without interest, plus (ii) one non-transferrable contingent value right per Company Share representing the right to receive a contingent payment of $2.00 (each, a “CVR”, and the Closing Amount plus one CVR, collectively, or any greater amount per Company Share that may be paid pursuant to the Offer, being hereinafter referred to as the “Offer Price”), net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest, upon the achievement of the milestone specified in, and on the other terms and subject to the other conditions set forth in, the CVR Agreement (as defined in the Merger Agreement). Each CVR represents a non-transferable contractual contingent right to receive a cash payment of $2.00, without interest and less any applicable withholding taxes (the “Milestone Payment”), if, and only if, no later than December 31, 2023, the European Commission approves Zogenix’s product Fintepla® as an orphan medicinal product for treatment of seizures associated with Lennox-Gastaut syndrome, following an opinion rendered by the Committee for Orphan Medicinal Products of the European Medicines Agency (“EMA”) recommending that fenfluramine hydrochloride for the treatment of Lennox-Gastaut syndrome not be removed from the Community Register of Orphan Medicinal Products (the “Milestone”).
Completion of the Offer is subject to the satisfaction or waiver of customary conditions, including (i) (i) there having been validly tendered in accordance with the terms of the Offer and not validly withdrawn, as of immediately prior to the expiration of the Offer, a number of Company Shares that, together with the Company Shares then owned by Parent or Merger Sub, represents at least a majority of the Company Shares then outstanding; (ii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality qualifications; (iii) the Company’s compliance in all material respects with its covenants and
Zogenix, Inc. | 2021 Form 10-K | 77

agreements contained in the Merger Agreement; (iv) the expiration or termination of any waiting period (and any extension thereof) applicable to the Offer or the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other clearance, approval or consent applicable to Offer or the Merger (as defined below) under any applicable antitrust law; (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing; and (vi) the absence of any law, regulation, order, injunction or ruling issued or enacted by any government authority of competent jurisdiction that would prohibit or make illegal the consummation of the Offer or the Merger, or that would impose certain remedies or restrictions on the ability of Parent to fully own or operate the Company, its businesses or assets.
We expect the Merger to close in the first half of 2022, subject to the regulatory approvals and other customary closing conditions described above and in the Merger Agreement.
Additional information about the Merger and related transactions is set forth in our filings with the Securities and Exchange Commission, or the SEC.
Fintepla for Patients with Rare Epilepsy Disorders
Dravet Syndrome
On June 25, 2020, the FDA granted approval of Fintepla for the treatment of seizures associated with Dravet syndrome in patients 2 years of age and older. During the third quarter of 2020, we commercially launched Fintepla through a restricted distribution program, called the Fintepla Risk Evaluation and Mitigation Strategy (REMS) Program. On December 18, 2020, the European Commission (EC) granted marketing authorization for Fintepla for the treatment of seizures associated with Dravet syndrome as an add-on therapy to other anti-epileptic medicines for patients two years of age and older. Fintepla will be available in Europe under a controlled access program requested by the EMA to prevent off-label use for weight management and to confirm that prescribing physicians have been informed of the need for periodic cardiac monitoring in patients taking Fintepla. We initially launched Fintepla for sale in Germany in February 2021 and proceeded with a commercial launch in France and expect to expand into other European markets thereafter. The approval for marketing of Fintepla in the U.S. and in the EU was based on positive safety and efficacy results from two randomized, international, multi-center, placebo-controlled Phase 3 trials (Study 1 and Study 2), as well as data from an interim analysis of a long-term, open-label extension study in 330 Dravet syndrome patients treated up to three years.
In September 2020, we reported positive top-line results from our third Phase 3 trial (Study 3) of Fintepla for the treatment of seizures associated with Dravet syndrome. Study 3 corroborates the substantial impact of Fintepla on convulsive seizure reduction in patients with Dravet syndrome as previously demonstrated in Studies 1 and 2. Study 3 expands the countries where Fintepla has been evaluated to include Japan. On December 12, 2021, the Company submitted a New Drug Application to the Japanese Ministry of Health, Labour & Welfare (MHLW) for the marketing approval of Fintepla for the treatment of epileptic seizures associated with Dravet syndrome in Japan. Fintepla received Orphan Drug Designation from Japan’s Ministry of Health, Labour & Welfare (MHLW) in August 2021.
Lennox-Gastaut Syndrome
In February 2020, we reported positive top-line results from our Phase 3 multicenter, global LGS trial (Study 1601), a double-blind, placebo-controlled study to assess the safety, tolerability and efficacy of Fintepla when added to a patient’s current anti-epileptic regimen. Study 1601 included a total of 263 patients between the ages of 2 and 35 years whose seizures were uncontrolled while on one or more anti-epileptic drugs. The trial met its primary objective of demonstrating that Fintepla at a dose of 0.7 mg/kg/day was superior to placebo in reducing the frequency of drop seizures and demonstrated statistically significant improvements versus placebo in key secondary efficacy measures, including proportion of patients with a clinically meaningful reduction in drop seizure frequency. .
In September 2021, we submitted a supplemental New Drug Application (sNDA) to the FDA for Fintepla for the treatment of seizures associated with LGS. In December 2021, Zogenix announced that the FDA accepted for filing the sNDA, granted our request for Priority Review, and set a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022. In December 2021, we submitted a Type II Variation Market Authorization Application to the EMA for Fintepla for the treatment of seizures associated with LGS. If approved, the application would expand the use of Fintepla in the European Union and the United Kingdom beyond patients with Dravet syndrome to include patients with LGS. We plan to make an MAA submission in Japan for LGS in the first quarter of 2023 with an anticipated approval approximately twelve months later.
Zogenix, Inc. | 2021 Form 10-K | 78

Fintepla for Other Potential Indications
In addition to Dravet syndrome and LGS, we are evaluating the treatment potential of Fintepla in other serious, treatment-resistant epileptic syndromes.
MT-1621 for Patients with TK2 Deficiency
As a result of our acquisition of Modis in September 2019, we became a party to the Exclusive License Agreement, by and between Modis and Columbia, dated as of September 26, 2016 (the Columbia Agreement), related to MT-1621. MT-1621 is an investigational deoxynucleoside-combination substrate enhancement therapy in development for the treatment of TK2d, a rare, debilitating, and often fatal genetic mitochondrial DNA depletion disease that primarily affects infants and children and for which there are currently no approved therapies.
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
In December 2021, we received Scientific Advice feedback from the EMA supportive of our clinical and non-clinical plan to pursue marketing authorization for the treatment of TK2d patients with the age of onset of TK2d younger than 12 years of age. We are targeting an MAA submission after our anticipated NDA submission.
Collaborative Arrangement with Nippon Shinyaku
In March 2019, we entered into an exclusive distribution agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the potential commercialization of Fintepla in Japan. We retained responsibility for clinical development programs for Fintepla, including completion of an additional Phase 3 trial (Study 3) to expand the countries to include Japan, amongst others, where Fintepla for the treatment of Dravet syndrome has been evaluated. Upon signing of the agreement, Shinyaku agreed to make upfront payments of $20.0 million. In addition, we are eligible to receive regulatory and sales-based milestone payments of up to $108.5 million. As of December 31, 2021, we have met the criteria to recognize $3.0 million for a regulatory submission milestone related to Dravet syndrome. Once Fintepla is approved for marketing in Japan, if ever, we are obligated to supply product to Shinyaku and will receive a tiered transfer price of up to a high-double digit percentage of the annual net sales of Fintepla in Japan. In September 2020, we reported positive top-line results from Study 3, which corroborates the substantial impact of Fintepla on convulsive seizure reduction in patients with Dravet syndrome as previously demonstrated in Study 1 and Study 2. On December 12, 2021, the Company submitted a New Drug Application to the Japanese Ministry of Health, Labour & Welfare (MHLW) for the marketing approval of Fintepla for the treatment of epileptic seizures associated with Dravet syndrome in Japan..
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
Zogenix, Inc. | 2021 Form 10-K | 79

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
As of December 31, 2021, we do not have any current legal or contractual obligations to provide financing to Tevard and our maximum exposure to future loss is limited to the $5.0 million note receivable, which matures in December 2022. While we have committed to fund the Dravet syndrome development program for Tevard’s early discovery activities, our obligation to fund these efforts is contingent upon continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program. Our exposure to future losses is limited as we have the unilateral right to terminate the agreement with 180 days advanced notice.
See the above “Business” section for a more complete discussion of our business.
Business Update Regarding the COVID-19 Pandemic
The full extent to which the ongoing coronavirus disease 2019 (COVID-19 pandemic) will directly or indirectly impact our business continues to evolve and its results on our operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including any related variants, and the actions taken to contain it or treat COVID-19. As a result, we are unable to predict the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations.
We are continuing to assess the ongoing impact of COVID-19 on our business operations in an effort to mitigate interruption to our commercialization of Fintepla, clinical programs, research efforts, and other business activities and to ensure the safety and well-being of our employees, partners and patients. COVID-19 infections continue to fluctuate in the U.S. and in many countries worldwide as local surges and new waves of infection continue to be reported, in particular as caused by new variants of the virus that causes COVID-19 and the lack of availability of effective vaccines in certain countries or regions, or failure to utilize available vaccines in other geographies. Although some of the restrictions aimed at minimizing the spread of COVID-19 have been and may from time to time be eased or lifted in the U.S. and other countries from the height of the pandemic, in response to local surges and waves of infection, including those caused by certain variants of the virus, some countries, states, and local governments have maintained or reinstituted these restrictions, or may reinstitute these restrictions from time to time, in response to rising rates of infection. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including providing our employees the flexibility to work remotely from home, as duties permit, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines. These safety measures may be eased, lifted, or reinstituted in accordance with updates to such guidelines.
Our ability to successfully commercialize and generate revenue from Fintepla may be directly or indirectly impacted by the COVID-19 pandemic. In addition to our ongoing launch of Fintepla for Dravet syndrome in existing and new markets, we are preparing for a potential product launch of Fintepla for LGS in the U.S., which the FDA granted our supplemental New Drug Application (sNDA) Priority Review with a Prescription Drug User Fee Act (PDUFA) target action date in March 2022. While restrictive safety measures are in place, our sales professionals did not have the same level of in-person interactions with physicians and healthcare providers to conduct educational and promotional activities for Fintepla as they would have absent the COVID-19 pandemic. In response, we have implemented a virtual sales model to supplement traditional means of customer engagement. Although some of these restrictions have been, and may continue to be lifted in certain jurisdictions, the impact of prior and
Zogenix, Inc. | 2021 Form 10-K | 80

continued COVID-19 related safety measures, and the potential for re-imposition of restrictions due to local surges and new waves of infection, including those caused by certain variants of the virus, may adversely affect the ability of our sales professionals to effectively market Fintepla, which may have a negative impact on our sales and our market penetration. In addition, the evolving COVID-19 pandemic could directly or indirectly impact the pace of patient enrollment of our Phase 3 study of Fintepla for the treatment of seizures associated with CDKL5 syndrome (CDD), which we initiated in September 2021. To date, we have not experienced any significant interruptions in our ability to supply Fintepla for commercial use in Dravet syndrome or clinical trials for LGS, or MT1621 to our patients currently enrolled in our clinical trials. We currently do not anticipate any interruptions in supply. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition.
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
The significant accounting policies followed, and methods used, in the preparation of our financial statements are detailed in Note 2 to the consolidated financial statements included in this Form 10-K. Due to the material balances of the financial statement elements to which they relate and/or significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, we believe the following are critical accounting policies. Actual results could differ from these estimates under different assumptions or conditions and adjustments to such estimates may have a material impact on our financial position and future operating results.
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
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of consideration payable to our customer and third-party payers for which reserves are established and that result from government rebates, chargebacks, co-pay assistance, prompt-payment discounts and other allowances that are offered under arrangements between us, our customer, and third-party payers related to the sales of Fintepla. These reserves are classified as either reductions of accounts receivable (if the amounts are payable to our customer) or as refund liabilities within current liabilities (if the amounts are payable to a party other than our customer). Amounts billed or invoiced are included in accounts receivable, net on our consolidated balance sheet. Under our current product sales arrangements, we do not have contract assets (unbilled receivables), as we generally invoice our customer before or at the time of revenue recognition, nor contract liabilities, as we do not receive prepayments from our customers prior to product delivery.
Zogenix, Inc. | 2021 Form 10-K | 81

Inputs and assumptions used in our estimates related to our reserves and allowances may fluctuate due to changes in government sponsored programs, payor mix of our customers and the overall economic environment. Historically, actual deductions from sales have not differed significantly from estimated reserves and allowances and we do not expect the differences to be material to our financial position or results of operations.
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
Results of Operations
Revenues

	Year Ended December 31,
(In thousands)	2021	2020	$ Change
Net product sales	$74,740	$9,587	$65,153
Collaboration revenue	6,950	4,056	2,894
Total revenues	$81,690	$13,643	$68,047
We began to generate product revenue following the approval of Fintepla for Dravet syndrome by the FDA and the EMA in 2020. Prior to the commercial launch of Fintepla in July 2020, our revenues were generated solely from a collaboration agreement with Shinyaku entered into in March 2019.
Net Product Sales
Net product sales increased by $65.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of an entire year of Fintepla sales following commercial launch in the U.S. in the third quarter of 2020, and Germany and France in 2021.
We expect net product sales to increase during 2022 as compared to 2021 as we continue to retain and expand our patient base in existing markets, as well as launch our approved product into additional markets following the country-by-country reimbursement approval process in Europe, including the United Kingdom, Italy and Spain.
Zogenix, Inc. | 2021 Form 10-K | 82

Collaboration Revenue
Collaboration revenue increased by $2.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the achievement of a $3.0 million regulatory submission milestone for Dravet syndrome under the collaboration arrangement during the fourth quarter of 2021. This resulted in an adjustment in the estimate of the overall transaction price and was recorded on a cumulative catch-up basis, which increased collaboration revenue in the period of adjustment.
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
For the year ended December 31, 2021, cost of sales primarily consisted of royalties payable on net sales of Fintepla under a license agreement and labeling and packaging costs. Substantially all of the cost of product sold in 2021 were for packaging and labeling as our inventory had a zero-cost basis. Prior to receiving FDA approval for Fintepla, we recorded all manufacturing product costs as research and development expense. We expect our cost of sales for Fintepla to increase as a percentage of net sales in beginning in mid-2022 as we produce and then sell inventory that reflects the full cost of manufacturing.
Research and Development Expense
Research and development (R&D) expense consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including: payments made to third-party clinical research organizations (CROs) and investigational sites, which conduct our clinical trials on our behalf, and consultants; expenses associated with regulatory submissions, pre-clinical development and clinical trials; payments to third-party manufacturers, which produce our active pharmaceutical ingredient and finished product; commercial quantities of certain product candidates prior to the date we anticipate that such products will receive regulatory approval, personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation; and facility, maintenance, depreciation and other related expenses.
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
The table below sets forth components of our research and development expenses for the periods presented.

	Year Ended December 31,
(In thousands)	2021	2020	$ Change
External costs:
Fintepla for Dravet syndrome	$22,023	$32,287	$(10,264)
Fintepla for LGS	25,013	34,920	(9,907)
MT-1621	23,911	13,703	10,208
Tevard gene-therapy program for Dravet syndrome	3,535	739	2,796
Other(1)	3,904	1,942	1,962
Total external costs	78,386	83,591	(5,205)
Internal costs	64,273	54,411	9,862
Total research and development expense	$142,659	$138,002	$4,657
Zogenix, Inc. | 2021 Form 10-K | 83

————————————
(1)Other external costs include early-phase exploratory research programs.
R&D expenses related to Fintepla for Dravet syndrome decreased by $10.3 million year-over-year primarily due to wind-down of clinical activities, partially offset by costs incurred in conjunction with our Phase 3 clinical trial to support the submission of a New Drug Application to the Japanese Ministry of Health, Labour & Welfare (MHLW) for the marketing approval of Fintepla for Dravet syndrome in Japan, which occurred in the fourth quarter of 2021. R&D expenses related to Fintepla for LGS decreased by $9.9 million year-over-year due to lower program costs incurred for external service providers. In the fourth quarter of 2021, we submitted applications in the U.S. and in the EU for regulatory approvals to market Fintepla for the treatment of seizures associated with LGS. R&D expenses related to MT1621 increased by $10.2 million year-over-year as we continued to advance the MT1621 development program, including work related to chemistry, manufacturing, and controls process requirements. We plan to submit an NDA to the FDA in the second half of 2022. Internal costs for research and development activities increased by $9.9 million year-over-year primarily driven by personnel-related expenses from increased R&D headcount.
Selling, General and Administrative Expense

	Year Ended December 31,
(In thousands)	2021	2020	$ Change
Selling, general and administrative	$148,524	$99,574	$48,950
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
Selling, general and administrative expense increased by $49.0 million in 2021 compared to 2020. The increase was primarily attributable to a $16.0 million increase in personnel-related costs, which included a $4.9 million increase for stock-based compensation as we build out our specialized and focused commercial teams in support of our Fintepla product launch in the U.S. and in preparation of our product launch in Europe and headcount additions in general and administrative to support our commercial team. In addition, commercial spend related to market research, strategic and logistic planning for our product launch also contributed $12.9 million to the increase. The remainder of the increase was attributable to higher insurance premium costs and an increase in utilization of professional services, as well as infrastructure and facilities-related costs.
Intangible Asset Amortization
Our intangible asset consist of worldwide development, commercialization and related intellectual property rights including patents and licenses for our product, Fintepla, which at the time of our acquisition in October 2014 was classified as an indefinite-lived IPR&D asset. Upon FDA approval of Fintepla in June 2020, this indefinite-lived asset was reclassified to a finite-lived intangible asset subject to amortization.
In July 2020, we commercially launched Fintepla and commenced amortization of this asset on a straight-line basis over its estimated useful life of 13 years. For the year ended December 31, 2021, intangible asset amortization expense was $7.9 million.
Acquired In-Process Research and Development and Related Costs
Acquired IPR&D consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use.
For the year ended December 31, 2021, we did not incur acquired IPR&D expense. For the year ended December 31, 2020, acquired IPR&D expense of $10.7 million consisted of non-refundable, option maintenance payments and exercise fees paid to Tevard to acquire license rights under the Dravet syndrome development program.
Zogenix, Inc. | 2021 Form 10-K | 84

Change in Fair Value of Contingent Consideration

	Year Ended December 31,
(In thousands)	2021	2020
Change in fair value of contingent consideration	$1,885	$8,600
The contingent consideration liability relates to milestone payments under an existing agreement in connection with our prior acquisition in October 2014. At each reporting period, the estimated fair value of the liability is determined by applying an income approach which utilizes variable inputs, such as the probability of success for achieving regulatory/commercial milestones, anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of contingent consideration is recorded within operating expenses.
For the year ended December 31, 2021, the $1.9 million increase in the estimated fair value of our contingent consideration liabilities was primarily attributable to the passage of time. For the year ended December 31, 2020, the $8.6 million increase in the estimated fair value of our contingent consideration liabilities was due to the achievement of milestones based on Fintepla regulatory approvals obtained in the U.S. and in the EU.
Other Income (Expense), Net

	Year Ended December 31,
(In thousands)	2021	2020	$ Change
Interest income	$659	$2,891	$(2,232)
Interest expense	(15,276)	(3,759)	11,517
Other income	11,406	21,777	(10,371)
Total other income, net	$(3,211)	$20,909	$(1,086)
Interest income decreased by $2.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of lower average investment balances, which is used to fund our operations. Interest expense increased by $11.5 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, as our senior convertible notes were outstanding for an entire year. Other income primarily consist of tax election claims made under U.K.’s small and medium-sized enterprises (SMEs) R&D tax relief scheme where we elected to surrender net operating losses that arise from our eligible R&D activities in exchange for a cash payment from the U.K. tax authorities. For the year ended December 31, 2021, we recognized income of $12.4 million related to a tax election claim for the 2019 tax year. For the year ended December 31, 2020, we recognized $19.7 million related to tax election claims for both the 2018 and 2017 tax years.
Income Taxes
For the year ended December 31, 2021, a provision for income taxes of $0.1 million has been recognized related primarily to our subsidiaries located outside of the United States. For the year ended December 31, 2020, income tax benefit of $17.4 million resulted from a change in our valuation allowance balance associated with the completion of our in-process research and development program for Fintepla. Prior to regulatory approval of Fintepla in June 2020, our indefinite-lived asset was not subject to amortization. Upon completion of the IPR&D program, the indefinite-lived intangible asset was reclassified to an intangible asset subject to amortization over its estimated useful life. As a result, future reversals of deferred tax liabilities related to finite-lived intangible assets provided a source of income when assessing the realizability of our U.K. net operating loss carryforwards. We therefore recorded a $17.4 million income tax benefit in 2020 with a corresponding reduction to our valuation allowance on our U.K. deferred tax assets. The income tax benefit included the effects of foreign exchange differences on remeasurement of the deferred tax liability. An immaterial portion of the adjustment for foreign exchange differences was related to prior periods.
Liquidity and Capital Resources
Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $1.6 billion as of December 31, 2021. For the years ended December 31, 2021 and 2020, we incurred net losses of $227.4 million and $209.4 million, respectively. We expect to incur operating losses and negative cash flow for additional future periods due to costs associated with the commercialization of Fintepla for Dravet syndrome and pre-commercialization activities
Zogenix, Inc. | 2021 Form 10-K | 85

related to Fintepla for LGS in the U.S. and in the EU, the advancement of our clinical programs related to MT-1621 and CDD, and other infrastructure support costs. In addition, excluding amounts accrued for contingent consideration related to our acquisition of Brabant, we may be required to pay $100.0 million and $50.0 million in milestone payments upon regulatory approval of MT-1621 by the FDA and the EMA, respectively, related to our acquisition of Modis. These contingent consideration payments have not be recognized in the consolidated balance sheets as the regulatory approval contingency has not been resolved and the consideration is not yet payable. Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations. Our recent financing activities include offerings of common stock and convertible debt.
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
2.75% Convertible Senior Notes Due 2027
In September and October 2020, we issued $230.0 million principal amount of 2.75% convertible senior notes due 2027 in a private offering (collectively, the Convertible Senior Notes or Notes). Total proceeds realized from the sale of the Notes, net of issuance costs of $7.5 million, were $222.5 million. The Notes are governed by an indenture (Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. The principal amount of the Notes was issued at par value and the Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021. The Notes mature on October 1, 2027, unless earlier converted by the holders or redeemed or repurchased by us in accordance with their terms prior to such date. The Indenture contains customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately, but does not contain any financial covenants. As of December 31, 2021, we were in compliance with all covenants under the Indenture.
Material Cash Requirements
Our primary uses of cash are to fund our operations as we continue to grow our business and discover further indications and uses for our therapies. We will require a significant amount of cash for clinical trials and research and development as we invest in our therapies, the commercialization of our therapies and collaborative arrangements to expand our distribution channels. We expect that our sales and marketing, general and administrative, and research and development expenses will continue to increase as we increase our sales volume, expand our marketing efforts, increase our headcount to drive increased sales of our therapies and continue research and development efforts to further enhance our therapies. Our future funding requirements will depend on many factors, including, but not limited to:
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
Zogenix, Inc. | 2021 Form 10-K | 86

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
The following table summarizes our cash and cash equivalents and marketable securities:

	December 31,
(In thousands)	2021	2020	$ Change
Cash and cash equivalents	$101,180	$166,916	$(65,736)
Marketable securities	200,548	338,193	(137,645)
Total	$301,728	$505,109	$(203,381)
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $301.7 million, compared to $505.1 million as of December 31, 2020. We believe our cash, cash equivalents and marketable securities, together with the cash we expect to generate from product sales and under our collaboration arrangement will be sufficient to meet our anticipated operating requirements for at least the next 12 months following the date of issuance of these consolidated financial statements.
Sources and Uses of Cash
The following table summarizes our cash flow activities:

	Year Ended December 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(185,305)	$(167,531)
Net cash (used in) provided by investing activities	137,395	(165,100)
Net cash provided by financing activities	(17,826)	437,477
Operating Activities
Net cash used in operating activities of $185.7 million in 2021 was primarily attributable to our net loss as we continue to invest in research and development related to our various late-stage development programs, expansion of our infrastructure to support the commercialization of Fintepla and anticipated growth. Non-cash items included stock-based compensation expense of $35.1 million, amortization of debt discount and issuance costs of $8.8 million related to our convertible senior notes and intangible asset amortization of $7.9 million. Net changes in operating assets and liabilities totaled an outflow of $14.3 million principally due to the timing of vendor payments and increases in accounts receivable and inventory as a result of growth in Fintepla product sales.
Net cash used in operating activities of $167.5 million in 2020 was primarily attributable to our net loss and research and development spend related to clinical trials and manufacturing process development for Fintepla. Cash used in operating activities included R&D expenses related to ongoing open-label clinical trials for Fintepla and manufacturing process development for Fintepla and MT1621, commercial preparedness and planning
Zogenix, Inc. | 2021 Form 10-K | 87

expenses including additions in headcount to build out our sales force of key account managers and general and administrative costs to support our business objectives.
Investing Activities
Net cash provided by investing activities of $137.4 million in 2021 was primarily attributable to maturities of available-for-sale marketable securities.
Net cash used in investing activities of $165.1 million in 2020 was primarily attributable to net purchases of available-for-sale marketable securities.
Financing Activities
Net cash used in financing activities of $17.8 million in 2021 was primarily attributable to payments of contingent consideration for regulatory and sales-based milestones related to Fintepla, partially offset by net proceeds from the issuance of common stock pursuant to our equity incentive plans.
Net cash provided by financing activities of $437.5 million in 2020 primarily consisted of net proceeds realized from the issuance of our common stock in a public offering, the issuance of convertible debt and proceeds from the sale of common stock under our “at-the-market” program, as well as net proceeds received related to our equity incentive program. In July 2020, we made a $15.0 million milestone payment pursuant to our purchase agreement of Brabant in 2014 upon FDA approval of Fintepla.
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
Interest Rate Risk
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $301.7 million. We invest our excess cash primarily in money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. These investments are denominated in U.S. Dollars. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. A portion of our investments consisting of interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. The portfolio includes cash equivalents and investments in marketable securities with active secondary or resale markets to ensure portfolio liquidity. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
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
Zogenix, Inc. | 2021 Form 10-K | 88

Based on our foreign currency exchange rate exposures at December 31, 2021, a hypothetical 10% adverse fluctuation in the average exchange rate of the Euro or the British Pound Sterling would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate our exposure to foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.
Zogenix, Inc. | 2021 Form 10-K | 89

ITEM 8.    FINANCIAL STATEMENTS
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Zogenix, Inc. | 2021 Form 10-K | 90

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Zogenix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zogenix, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

Accrued clinical trial expenses

Description of the Matter
As of December 31, 2021, the Company recorded $13.5 million for accrued clinical trial expenses. As described in Note 2 to the financial statements, the Company’s expense accruals for clinical trials are based on estimates of contracted services provided but not yet billed by third-party vendors. When billing terms under such contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties at the end of each reporting period. Accrual estimates are based on a number of factors, including management’s knowledge of the research and development program activities, invoicing to date, and the provisions in the contract. If possible, the Company obtains information regarding unbilled services directly from these service providers and performs procedures to challenge these estimates based on their internal understanding of the services provided to date.

Auditing accrued clinical trial expenses was complex because of the efforts applied by management to determine the commencement and completion date of vendor tasks, and the cost and extent of work performed during the reporting period for services not yet billed by contracted third-party vendors. Testing the Company’s accrued clinical trial expense models also involved increased effort due to the high volume of data used to determine the estimated accrual.

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

United Kingdom research and development tax relief scheme

Description of the Matter	As of December 31, 2021, the Company recorded $12.4 million of other income for amounts received under the United Kingdom’s (“UK’s”) small and medium-sized enterprises (“SME") research and development (“R&D”) tax relief scheme. As described in Note 18 to the consolidated financial statements, the Company carries out extensive research and development activities that benefit from UK’s SME R&D tax relief scheme, whereby an entity can make an election to receive an enhanced UK tax deduction on its eligible R&D activities or, when an SME entity is in a net operating loss position, elect to surrender net operating losses that arise from its eligible R&D activities in exchange for a cash payment from the UK tax authorities. The Company records these amounts as a component of other income, net after an election for tax relief in the form of cash payments has been made for a discrete tax year by submitting the claim, and collectability is deemed probable and reasonably assured.

Auditing the amounts recorded related to the UK’s SME R&D tax relief scheme was complex due to the application of foreign tax regulations that allow the Company to claim a cash refundable benefit.

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
Redwood City, California
March 1, 2022
Zogenix, Inc. | 2021 Form 10-K | 91

ZOGENIX INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$101,180	$166,916
Marketable securities	200,535	338,193
Accounts receivable, net	10,139	3,824
Inventory	5,492	1,026
Prepaid expenses	12,487	7,279
Other current assets	24,735	4,936
Total current assets	354,568	522,174
Property and equipment, net	7,197	8,724
Operating lease right-of-use assets	6,605	7,748
Intangible asset, net	90,673	98,558
Goodwill	6,234	6,234
Other non-current assets	3,212	7,692
Total assets	$468,489	$651,130

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,998	$11,945
Accrued and other current liabilities	55,413	54,964
Deferred revenue, current	5,089	5,318
Current portion of operating lease liabilities	1,694	1,688
Current portion of contingent consideration	13,500	8,800
Total current liabilities	97,694	82,715
Deferred revenue, non-current	3,257	5,479
Operating lease liabilities, net of current portion	8,617	10,314
Contingent consideration, net of current portion	21,785	33,600
Convertible debt	158,165	149,353
Total liabilities	289,518	281,461
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized and 56,095 and 55,736 shares issued and outstanding at December 31, 2021 and 2020, respectively	56	56
Additional paid-in capital	1,731,153	1,694,524
Accumulated other comprehensive loss	15	(71)
Accumulated deficit	(1,552,253)	(1,324,840)
Total stockholders’ equity	178,971	369,669
Total liabilities and stockholders’ equity	$468,489	$651,130

See accompanying notes to the consolidated financial statements.
Zogenix, Inc. | 2021 Form 10-K | 92

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Revenues:
Net product sales	$74,740	$9,587	$—
Collaboration revenue	6,950	4,056	3,648
Total revenues	81,690	13,643	3,648
Operating costs and expenses:
Cost of product sales (excluding intangible asset amortization)	4,834	542	—
Research and development	142,659	138,002	115,639
Selling, general and administrative	148,524	99,574	60,792
Intangible asset amortization	7,885	3,942	—
Acquired in-process research and development and related costs	—	10,700	251,438
Change in fair value of contingent consideration	1,885	8,600	5,600
Total operating expenses	305,787	261,360	433,469
Loss from operations	(224,097)	(247,717)	(429,821)
Other income (expense):
Interest income	659	2,891	9,804
Interest expense	(15,276)	(3,759)	(2)
Other income, net	11,406	21,777	516
Loss from operations before income taxes	(227,308)	(226,808)	(419,503)
Income tax expense (benefit)	105	(17,425)	—
Net loss	$(227,413)	$(209,383)	$(419,503)
Net loss per share, basic and diluted	$(4.07)	$(3.90)	$(9.74)

Weighted average common shares outstanding, basic and diluted	55,880	53,706	43,078
See accompanying notes to the consolidated financial statements.
Zogenix, Inc. | 2021 Form 10-K | 93

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net loss	$(227,413)	$(209,383)	$(419,503)
Other comprehensive income (loss):
Net unrealized (loss) gains on marketable securities	(202)	(183)	702
Reclassification adjustments for realization of gain on sale of marketable securities included in net loss	—	(7)	(326)
Foreign currency translation gain (loss)	288	(260)	—
Total other comprehensive income (loss)	86	(450)	376
Comprehensive loss	$(227,327)	$(209,833)	$(419,127)
See accompanying notes to the consolidated financial statements.
Zogenix, Inc. | 2021 Form 10-K | 94

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2018	42,078	$42	$1,218,710	$3	$(695,954)	$522,801
Net loss	—	—	—	—	(419,503)	(419,503)
Other comprehensive income	—	—	—	376	—	376
Issuance of common stock, net of issuance costs	904	1	42,575	—	—	42,576
Issuance of common stock under employee equity plans	712	—	10,182	—	—	10,182
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(17)	—	(744)	—	—	(744)
Issuance of common stock in connection with asset acquisition	1,595	2	68,122			68,124
Stock-based compensation	—	—	21,247	—	—	21,247
Balance at December 31, 2019	45,272	$45	$1,360,092	$379	$(1,115,457)	$245,059
Net loss	—	—	—	—	(209,383)	(209,383)
Other comprehensive loss	—	—	—	(450)	—	(450)
Issuance of common stock, net of issuance costs	10,000	10	226,566	—	—	226,576
Equity component of convertible debt	—	—	75,333	—	—	75,333
Issuance of common stock under employee equity plans	546	1	5,514	—	—	5,515
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(82)	—	(2,157)	—	—	(2,157)
Stock-based compensation	—	—	29,176	—	—	29,176
Balance at December 31, 2020	55,736	$56	$1,694,524	$(71)	$(1,324,840)	$369,669
Net loss	—	—	—	—	(227,413)	(227,413)
Other comprehensive loss	—	—	—	86	—	86
Issuance of common stock under employee equity plans	466	—	1,962	—	—	1,962
Shares repurchased for tax withholdings related to net share settlement of employee equity awards	(107)	—	(1,788)	—	—	(1,788)
Stock-based compensation	—	—	36,455	—	—	36,455
Balance at December 31, 2021	56,095	$56	$1,731,153	$15	$(1,552,253)	$178,971
See accompanying notes to the consolidated financial statements.
Zogenix, Inc. | 2021 Form 10-K | 95

ZOGENIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(227,413)	$(209,383)	$(419,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,463	29,176	21,247
Depreciation and amortization	9,455	5,465	1,268
Deferred income taxes	—	(17,425)	—
Noncash lease expense	1,143	1,137	1,221
Amortization of debt discount and issuance costs	8,812	2,143	—
Net accretion and amortization of investments in marketable securities	(20)	(570)	(4,887)
Acquired in-process research and development (IPR&D)	—	10,700	251,437
Change in fair value of contingent consideration	1,885	8,600	5,600
Other	(2)	(205)	(471)
Changes in operating assets and liabilities:
Accounts receivable	(6,315)	(3,824)	—
Inventory	(3,474)	(1,026)	—
Prepaid expenses and other current assets	(25,007)	(575)	7,573
Other assets	4,480	(1,613)	(5,723)
Accounts payable, accrued and other current liabilities	21,330	13,711	5,647
Contingent consideration liability	(1,500)	—	—
Operating lease liability	(1,691)	(1,287)	11,720
Deferred revenue	(2,451)	(2,555)	13,352
Net cash used in operating activities	(185,305)	(167,531)	(111,519)
Cash flows from investing activities:
Cash paid for IPR&D assets	—	(10,700)	(179,624)
Purchase of Tevard note receivable	—	(5,000)	—
Purchases of marketable securities	(416,155)	(509,335)	(329,641)
Proceeds from maturities of marketable securities	540,133	347,627	415,020
Proceeds from sale of marketable securities	13,500	12,987	176,858
Purchases of property and equipment	(83)	(679)	(9,492)
Net cash provided by (used in) investing activities	137,395	(165,100)	73,121
Cash flows from financing activities:
Payments for contingent consideration liability	(18,000)	(15,000)	(20,000)
Proceeds from issuance of common stock under equity incentive plans	1,962	5,515	10,182
Payments of tax withholding obligation on vesting restricted stock units	(1,788)	(2,157)	(744)
Net proceeds from issuance of convertible debt	—	223,100	—
Payment of debt issuance costs	—	(557)	—
Proceeds from issuance of common stock, net	—	226,576	42,576
Net cash provided by financing activities	(17,826)	$437,477	$32,014
Net increase (decrease) in cash and cash equivalents	(65,736)	$104,846	$(6,384)
Cash and cash equivalents at beginning of period	166,916	$62,070	$68,454
Cash and cash equivalents at end of period	101,180	$166,916	$62,070

	Year Ended December 31,
(In thousands)	2021	2020	2019
Supplemental cash flow disclosure:
Cash paid for interest	$6,378	$—	$—

Noncash investing and financing activities:
Common stock issued as consideration for asset acquisition	$—	$—	$68,124
Net liabilities assumed in connection with asset acquisition	$—	$—	$3,688
See accompanying notes to the consolidated financial statements.
Zogenix, Inc. | 2021 Form 10-K | 96

ZOGENIX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Description of Business
Zogenix Inc., and subsidiaries (also referred to as Zogenix, we, our or us) is a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. Our first rare disease therapy, Fintepla (fenfluramine) oral solution, has been approved by the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) for the treatment of seizures associated with Dravet syndrome, a rare, devastating, severe lifelong epilepsy. Fintepla is also currently under development in Japan. We also have two additional late-stage development programs underway: one for Fintepla for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS), and one for MT-1621, an investigational therapy for the treatment of thymidine kinase 2 deficiency (TK2d), a rare genetic disease.
We were formed as a Delaware corporation on May 11, 2006 as SJ2 Therapeutics, Inc. We changed our name to Zogenix Inc. on August 28, 2006. We operate as a single operating segment engaged in the research, development and commercialization of pharmaceutical products, and our headquarters are located in Emeryville, California.
Liquidity
As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $301.7 million. Excluding gains from two discrete business divestitures, we have incurred significant net losses and negative cash flows from operating activities since inception resulting in an accumulated deficit of $1.6 billion as of December 31, 2021. We expect to incur operating losses and negative cash flow for additional future periods due to costs associated with the commercialization of Fintepla for Dravet syndrome and pre-commercialization activities related to Fintepla for LGS in the U.S. and in the EU, the advancement of our clinical programs related to MT-1621 and CDD, and other infrastructure support costs. In addition, excluding amounts accrued for contingent consideration related to our acquisition of Brabant, we may be required to pay $100.0 million and $50.0 million in milestone payments upon regulatory approval of MT-1621 by the FDA and the EMA, respectively, related to our acquisition of Modis (See Note 4). These contingent consideration payments have not be recognized in the consolidated balance sheets as the regulatory approval contingency has not been resolved and the consideration is not yet payable. Historically, we have relied primarily on the proceeds from equity and convertible debt offerings to finance our operations. We believe our cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating requirements for at least the next 12 months following the date of issuance of these consolidated financial statements. Until such time, if ever, we can generate a sufficient amount of revenue to finance our cash requirements, we may need to continue to rely on additional financing to achieve our business objectives. However, there is no assurance that such financings could be consummated on acceptable terms or at all. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact our ability to access capital when and as needed. Failure to raise sufficient capital when needed could require us to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
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
Variable Interest Entities
We consolidate a variable interest entity (VIE) if we are the primary beneficiary, defined as the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the
Zogenix, Inc. | 2021 Form 10-K | 97

obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. To determine whether a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. Changes in the economic interests (either by us or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. If we are determined to be the primary beneficiary of a VIE, we would include the assets, liabilities, noncontrolling interests and results of activities of the VIE in our consolidated financial statements. The primary beneficiary evaluation is updated continuously.
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
We distribute Fintepla in Europe (currently in Germany and France) through a third-party logistics provider (3PL) for distribution to pharmacies in those countries. The pharmacies are our customers, who subsequently resell our product directly to patients and health care providers.
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of consideration payable to our customer and third-party payers for which reserves are established and that result from government rebates, chargebacks, co-pay assistance, prompt-payment discounts and other allowances that are offered under arrangements between us, our customer, and third-party payers related to the sales of Fintepla. These reserves are classified as either reductions of accounts receivable (if the amounts are payable to our customer) or as refund liabilities within current liabilities (if the amounts are payable to a party other than our customer). Amounts billed or invoiced are included in accounts receivable, net on our consolidated balance sheet. Under our current product sales arrangements, we do not have contract assets (unbilled receivables), as we generally invoice our customer before or at the time of revenue recognition, nor contract liabilities, as we do not receive prepayments from our customers prior to product delivery.
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
Zogenix, Inc. | 2021 Form 10-K | 98

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
Trade Discounts and Allowances: We provide customers with discounts for prompt payment and we also pay fees to our exclusive specialty distributor in the U.S. for distribution services rendered that are not distinct from product sales. We expect customers to earn these discounts and fees, and accordingly we deduct these discounts and fees in full from our gross product revenue and accounts receivable at the time we recognize the related revenue.
Government Rebates: Fintepla is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other U.S. and foreign government programs that are eligible for rebates on the price they pay for Fintepla. To determine the appropriate amount to reserve for these rebates, we identify the government-funded health insurer of patients who receive Fintepla as sold by our customers, apply the applicable government discount to these sales, and estimate the portion of total rebates that we anticipate will be claimed.
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
Product Returns: In the U.S., we do not provide contractual return rights to our customer, except in instances where the product is damaged or defective, which we expect to be rare. In Europe, our customers have limited return rights. Because of the pricing of Fintepla and the limited number of patients, the retail pharmacies carry a limited inventory. Based on these factors and the fact that we have not experienced significant product returns to date, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns change, an allowance for product returns may be required.
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
Zogenix, Inc. | 2021 Form 10-K | 99

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
Zogenix, Inc. | 2021 Form 10-K | 100

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
For the years ended December 31, 2021 and 2020, other than royalties and packaging costs, substantially all of our Fintepla inventory sold had a zero-cost basis as it was manufactured prior to the FDA’s approval.
Accounts Receivable, Net
We record accounts receivable, net of certain fees paid to our customer for distribution services rendered to us that are not distinct from sales of product to our customer, prompt payment discounts and chargebacks based on contractual terms. We are also subject to credit risk from our accounts receivable related to our product sales. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns.
The payment terms on our trade receivables are relatively short, generally 30 days. As a result, our collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. As of December 31, 2021 and 2020, our sole specialty distributor customer in the U.S. accounted for approximately 83% and 100% of our accounts receivable, net. On a quarterly basis, we update our allowance as necessary to reflect expected credit losses over the remaining lives of the accounts receivable for outstanding trade receivables that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was not material as of December 31, 2021 or 2020, nor were the changes to the allowance during any of the periods presented. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, including those related to the COVID-19 pandemic, the extent of which cannot be fully predicted.
Accounts receivable, net, excludes amounts payable to us related to regulatory milestones earned under the Shinyaku Agreement. As of December 31, 2021, we recorded a $3.0 million receivable related to the achievement of a regulatory milestone upon submission of a Japanese new drug application (JNDA) for Dravet syndrome within other current assets on the consolidated balance sheets.
Inventory
Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, salaries, wages and stock-based compensation for personnel involved in the manufacturing process, and indirect overhead costs. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. If obsolete, slow moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, we record a write-down to net realizable value. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others.
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
Zogenix, Inc. | 2021 Form 10-K | 101

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
Zogenix, Inc. | 2021 Form 10-K | 102

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
We periodically assess our available-for-sale marketable securities for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in other income (expense), net.
Concentration of Credit Risk
As is common in the pharmaceutical industry for products treating rare diseases, Fintepla is distributed through exclusive arrangements with a specialty distributor in the U.S. and through a third-party logistics (3PL) provider who distributes to pharmacies throughout Europe (currently, in Germany and France). As a result, our accounts receivable balance at December 31, 2021 and 2020 is highly concentrated with our U.S. customer, who accounted for 83% and 100% of the balance, respectively.
In addition, our investments in cash equivalents and marketable securities potentially subject us to concentrations of credit risk. As stated in our investment policy, the primary objective of our investment activities is to preserve principal and maintain a desired level of liquidity to meet working capital needs. Accordingly, our investment portfolio consists of investment-grade rated securities with active secondary or resale markets and is subject to established guidelines relative to diversification and maturities to maintain safety and liquidity. Historically, we have not experienced any material credit losses on our investments, and we believe our exposure to credit risk related to our investing activities are limited. We maintain amounts on deposit with various financial institutions, which may exceed federally insured limits. However, management periodically evaluates the creditworthiness of those institutions, and we have not experienced any losses on such deposits.
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
Impact of COVID-19 Pandemic
The full extent to which the ongoing coronavirus disease 2019 (COVID-19 pandemic) will directly or indirectly impact our business continues to evolve and its results on our operations and financial condition, will depend on
Zogenix, Inc. | 2021 Form 10-K | 103

future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including any related variants, and the actions taken to contain it or treat COVID-19.
Our ability to successfully commercialize and generate revenue from Fintepla may be directly or indirectly impacted by the COVID-19 pandemic. In addition to our ongoing launch of Fintepla for Dravet syndrome in existing and new markets, we are preparing for a potential product launch of Fintepla for LGS in the U.S., which the FDA granted our supplemental New Drug Application (sNDA) Priority Review with a Prescription Drug User Fee Act (PDUFA) target action date in March 2022. While restrictive safety measures are in place, our sales professionals did not have the same level of in-person interactions with physicians and healthcare providers to conduct educational and promotional activities for Fintepla as they would have absent the COVID-19 pandemic. In response, we have implemented a virtual sales model to supplement traditional means of customer engagement. Although some of these restrictions have been, and may continue to be lifted in certain jurisdictions, the impact of prior and continued COVID-19 related safety measures, and the potential for re-imposition of restrictions due to local surges and new waves of infection, including those caused by certain variants of the virus, may adversely affect the ability of our sales professionals to effectively market Fintepla, which may have a negative impact on our sales and our market penetration. In addition, the evolving COVID-19 pandemic could directly or indirectly impact the pace of patient enrollment of our Phase 3 study of Fintepla for the treatment of seizures associated with CDKL5 syndrome (CDD), which we initiated in September 2021. To date, we have not experienced any significant interruptions in our ability to supply Fintepla for commercial use in Dravet syndrome or clinical trials for LGS, or MT1621 to our patients currently enrolled in our clinical trials. We currently do not anticipate any interruptions in supply. Any delays in the completion of our clinical trials and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2021, the COVID-19 pandemic has not impacted the carrying values of our inventory, finite-lived intangible asset, goodwill, long-lived assets and right-of-use assets. Our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.
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
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired in a business acquisition. The goodwill balance of $6.2 million at December 31, 2021 and 2020 is directly attributable to our acquisition of Brabant Pharma Limited (Brabant) in 2014 to obtain worldwide development and commercialization rights to Fintepla.
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
For the year ended December 31, 2021, we performed a quantitative impairment test by comparing the fair value of our net assets with their carrying amounts. As we have a single reporting unit, an appropriate measure of the fair value of our net assets is our market capitalization on the assessment date. Our market capitalization, excluding any potential adjustment for a control premium, exceeded the carrying amount of our net assets as of
Zogenix, Inc. | 2021 Form 10-K | 104

October 1, 2021 by a significant amount and we determined our goodwill was not impaired. There were no goodwill impairment charges for all periods presented.
Purchased Intangible Asset
In connection with the acquisition of Brabant, we also recorded an in-process research and development (IPR&D) asset with an estimated fair value of $102.5 million on the acquisition date.
Intangible assets acquired in a business combination related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. In connection with the FDA’s approval of Fintepla for marketing in June 2020, we determined the project under development was considered complete and its useful life was no longer indefinite. Prior to the commencement of amortization over its estimated useful life, we performed a final impairment test utilizing a qualitative test and determined there was no impairment. Intangible assets subject to amortization are assessed for impairment as long-lived assets. Finite-lived intangible assets are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives (see Note 9).
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
If we determine that events and circumstances warrant a revision to the remaining period of amortization or depreciation for a specific long-lived asset, its remaining estimated useful life will be revised, and the remaining carrying amount of the long-lived asset will be depreciated or amortized prospectively over the revised remaining estimated useful life. There were no impairment charges or changes to estimated useful lives for long-lived assets (groups) for all periods presented.
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
Contingent Consideration Related to Business Acquisitions
In connection with the acquisition of Brabant in 2014, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval and sales-based milestone events for Fintepla. Prior to regulatory approval, we estimate the fair value of contingent consideration liabilities using a
Zogenix, Inc. | 2021 Form 10-K | 105

probability-weighted discounted cash flow analysis, which reflects the probability and timing of future payments and a risk-adjusted discount rate.
At each reporting period prior to settlement, we remeasure these liabilities by performing a review of the assumptions discussed above and record an adjustment to reflect any changes in the estimated fair value of our contingent consideration liabilities. Adjustments to the estimated fair value of contingent consideration are included within operating expenses in the consolidated statements of operations. In the absence of any significant changes in key assumptions during a reporting period, the fair value of the contingent consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration. Judgment is used in determining Level 3 inputs and fair value measurements as of a reporting date. Updates to assumptions could have a significant impact on our consolidated results of operations in a reporting period and actual results may differ from estimates. For example, increases in the projected product revenues would decrease the time to payment and bring the contingent consideration liability closer to its undiscounted amount; decreases in these items would have the opposite effect. Increases in the discount rate or to the projected timing of payments would bring the contingent consideration liability further from its undiscounted amount; decreases in these items would have the opposite effect.
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
Advertising Costs
Advertising costs, which include promotional expenses are expensed as incurred and recorded within selling, general and administrative expenses. For the years ended December 31, 2021 and 2020, advertising costs totaled $4.4 million and $1.6 million.
Zogenix, Inc. | 2021 Form 10-K | 106

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
Zogenix, Inc. | 2021 Form 10-K | 107

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
Accounting Pronouncements Issued But Not Yet Effective
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
ASU 2020-06 will be effective for us as of January 1, 2022. When effective, we expect the accounting for our convertible senior notes as a single unit of account will: i) increase the carrying value of our convertible notes to be closer to its outstanding principal balance, ii) decrease our interest expense over the expected life of the financial instrument, and iii) result in the debt instrument’s effective interest rate to be closer to the stated coupon rate. In addition, the use of the treasury stock method, which allows an entity with a stated policy of settling convertible instruments with a combination of cash and shares to exclude shares issuable upon conversion that it expects to settle with cash when calculating diluted earnings per share, is no longer permitted. Even if we have the intent and ability to settle conversions by paying the conversion value in cash, up to the principal amount being converted and any excess in shares, the adoption of ASU 2020-06 will require that we presume such instruments will be settled by issuance of shares (the “if-converted method”). As a result, our diluted earnings per share under ASU 2020-06 may be lower than if we were able to apply the treasury stock method when calculating the dilutive effect of our senior convertible notes in earnings per share.
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
Zogenix, Inc. | 2021 Form 10-K | 108

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. This ASU provided guidance to increase the transparency of government assistance including the disclosure of i) the types of assistance, ii) an entity’s accounting for the assistance, and iii) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: i) information about the nature of the transactions and the related accounting policy used to account for the transactions, ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, iii) significant terms and conditions of the transactions, including commitments and contingencies. This update is effective for us on January 1, 2022, with early adoption permitted. The amendments should be applied either i) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or ii) retrospectively to those transactions. We have not yet adopted this standard, but have described in Note 18, the U.K.’s R&D Tax Relief Scheme from which we benefit.
Note 3 — Revenues
Net Product Sales
We record product sales of Fintepla at the net sales price (transaction price), which includes estimates of consideration payable to our customers and third-party payers for which reserves are established and that result from government rebates, chargebacks, co-pay assistance, prompt-payment discounts and other allowances that are offered under arrangements between us, our customers, and third-party payers.
Fintepla for Dravet syndrome was approved for marketing by the United States Food and Drug Administration (FDA) in the U.S. in June 2020 and by the European Medicine Agency (EMA) in Europe in December 2020. The following table presents our net product sales of Fintepla disaggregated by geographical area:

	Year Ended December 31,
(In thousands)	2021	2020
United States	$65,683	$9,587
Europe	9,057	—
Total net product sales	$74,740	$9,587
The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In thousands)	Rebates	Trade Discounts, Distributor Fees and Other	Total
Balance at December 31, 2019	$—	$—	$—
Provisions	1,203	380	1,583
Credits/payments	(42)	(251)	(293)
Balance at December 31, 2020	$1,161	$129	$1,290
Provisions	10,096	2,775	12,872
Credits/payments	(6,972)	(2,679)	(9,651)
Balance at December 31, 2021	4,285	225	4,511
Customer Concentration
Our specialty distributor in the U.S. accounted for 88% and 100% of net product revenue for the years ended December 31, 2021 and 2020, respectively.
Collaboration Revenue
In March 2019, we entered into an agreement (Shinyaku Agreement) with Nippon Shinyaku Co., Ltd. (Shinyaku) for the exclusive distribution of Fintepla in Japan for the treatment of Dravet syndrome and LGS. As part
Zogenix, Inc. | 2021 Form 10-K | 109

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
Shinyaku has agreed to support development and regulatory approval of Fintepla in Japan by actively participating in the design of non-clinical, clinical and manufacturing requirements needed for regulatory submission, actively planning and participating in product labeling decisions and discussions with the Japanese Ministry of Health, Labor and Welfare (MHLW) and obtained distribution exclusivity through the payment of $20.0 million. We will be actively running the clinical trials, performing manufacturing validation activities, preparing regulatory filings and holding discussions with MHLW, and negotiating pricing. We and Shinyaku have agreed to proportionally share the Japan specific development costs that may arise outside of the initial development plan and any post-approval clinical study costs in Japan. In addition, we can earn up to $66.0 million from Shinyaku for the achievement of certain regulatory milestones related to the treatment of Dravet syndrome and the treatment of seizures associated with LGS.
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
Zogenix, Inc. | 2021 Form 10-K | 110

The initial collaboration consideration allocated on a relative standalone selling price basis to each associated development program was determined using the most likely method to consist solely of the fixed consideration payments of $20.0 million. Analogizing to the revenue from contracts with customers variable consideration guidance, all potential regulatory milestone payment consideration will be included in the collaboration consideration if and when it is probable that a significant reversal in the amount of cumulative collaboration consideration recognized will not occur when the uncertainty associated with the variable collaboration consideration is subsequently resolved. As of December 31, 2021, the total transaction price was $23.0 million and consisted of i) the initial $20.0 million fixed consideration and ii) a $3.0 million regulatory submission milestone that was achieved in the fourth quarter of 2021 related to the Dravet syndrome program. The $3.0 million in variable consideration was allocated to the Dravet syndrome program. The remaining variable consideration was determined to be fully constrained, as the achievement of the events tied to these regulatory milestone payments was highly dependent on factors outside of our control.
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
For the years ended December 31, 2021 and 2020, we recognized collaboration revenue of $7.0 million and $4.1 million, respectively. As of December 31, 2021, $8.3 million related to this arrangement was recorded as deferred revenue, which is classified as either current or net of current portion in the accompanying consolidated balance sheets based on the period over which the collaboration revenue is expected to be recognized. We expect to recognize collaboration revenue related to these collaborative activities through early 2024.
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
Note 4 — Acquisitions
Asset Acquisition of Modis
In September 2019, we acquired all of the outstanding equity interests of Modis, a privately-held biopharmaceutical company, to expand our late-stage development pipeline. Modis was formed in May 2016 through a collaboration with academic experts in mitochondrial biology. Modis holds an exclusive worldwide license from Columbia University in New York City (Columbia) to certain intellectual property rights owned or controlled by Columbia to develop and commercialize MT1621. MT-1621 is an investigational deoxynucleoside substrate enhancement therapy (SET) for the treatment of TK2d, an inherited mitochondrial DNA depletion disease that predominantly affects children and is often fatal. Aggregate upfront consideration transferred of approximately $246.5 million consisted of $175.5 million in cash payments made and 1,595,025 unregistered shares of our common stock issued to the outstanding shareholders of Modis as well as employee award holders under the legacy Modis 2017 Stock Plan (Modis Plan). The fair value of common stock issued as acquisition consideration
Zogenix, Inc. | 2021 Form 10-K | 111

was $68.1 million on the date the transaction closed. Also included in the aggregate upfront consideration transferred were $3.5 million of transaction costs incurred, reduced by a net working capital adjustment receivable of $0.6 million. Pursuant to the terms of the Modis purchase agreement, certain unvested awards held by employees under the Modis Plan converted into the right to receive a pro-rata share of the purchase consideration at the date of acquisition, with no future service requirement. A component of the total consideration transferred was attributed to the unvested awards with a fair value of $4.9 million and was accounted for as a separate transaction from the asset acquisition. This amount was immediately expensed and included in acquired in-process research and development and related costs in the consolidated statements of operations for the year ended December 31, 2019.
Of the upfront cash consideration, $25.0 million was deposited into an escrow account to fund post-closing net working capital adjustments, and general representations and warranties for a one-year period, which was subsequently released in 2020. In addition, the former shareholders of Modis were eligible to receive milestone payments consisting of $100.0 million upon FDA approval and $50.0 million upon EMA approval of MT-1621, as well as a 5% royalty on any future net sales of specified Modis products. The upfront cash consideration was funded by cash and marketable securities on hand. The shares of our common stock provided as consideration were subsequently registered under our existing shelf registration statement on Form S-3 (No. 333-220759).
We determined substantially all of the fair value of Modis was concentrated in a single IPR&D asset group, which included license rights, clinical trial data, clinical trial development plans, research and development materials, formulations and intellectual property related to MT-1621. Accordingly, the acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition and allocated the remaining upfront consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values resulting in $244.5 million being assigned to the IPR&D asset associated with MT-1621 and $2.8 million for assumed net liabilities.
As of the acquisition date, Modis had completed a pivotal Phase 2 retrospective treatment clinical trial study (RETRO) of MT-1621 substrate enhancement therapy in patients with TK2d and commenced a Phase 2 prospective, open-label extension clinical trial study of patients with TK2d. As the MT-1621 program had not yet reached technological feasibility and had no alternative future use, the purchased IPR&D asset was expensed immediately subsequent to the acquisition within our consolidated statements of operations. As we had no tax basis in the acquired IPR&D asset, and the acquired IPR&D asset was expensed prior to the measurement of any deferred taxes, no deferred taxes were recognized for the initial differences between the amounts recognized for financial reporting and tax purposes.
The milestone payments due upon FDA or EMA approval and royalty payments on future net sales of MT-1621 products were determined to be contingent consideration and not subject to derivative accounting. Any contingent consideration will be recognized when the contingency is resolved and the consideration becomes payable. As of December 31, 2021 and 2020, no such amounts were deemed to be payable.
The nature of the remaining efforts for completion of the MT-1621 program primarily consist of performing clinical trials and validating contract manufacturing abilities, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties can delay or stop clinical development of a pharmaceutical product prior to the receipt of marketing approval, including, but not limited to, results from clinical trials that do not support continuing development, issues related to manufacturing or intellectual property protection, and other events or circumstances that cause unanticipated delays, technical problems or other difficulties. Given these risks and uncertainties, there can be no assurance that the development of MT-1621 will be successfully completed. If the development of MT-1621 is not successful, in whole or in part, or completed in a timely manner, we may not realize the expected financial benefits from the development of MT-1621.
Note 5 — Strategic License Agreements
Fintepla
Universities of Antwerp and Leuven in Belgium
As a result of our acquisition of Brabant, we have a collaboration and license agreement with the Universities of Antwerp and Leuven in Belgium (the Universities) that runs through September 2045. Under the terms of the agreement (the Universities Agreement), the Universities granted us an exclusive worldwide license to use the data obtained from a study related to low-dose fenfluramine for the treatment of Dravet syndrome or certain related
Zogenix, Inc. | 2021 Form 10-K | 112

conditions stemming from infantile epilepsy such as LGS, as well as certain other intellectual property. Under the Universities Agreement, net product sales of Fintepla are subject to royalties in the mid-single-digit percentage, or in the case of a sublicense, a percentage in the mid-twenties of the sub-licensing revenues.
In December 2021, we executed an amendment to the Universities Agreement, which provided for a one-time payment of $7.0 million related to our previous collaboration activities and consideration received to date under the Shinyaku Agreement. The amendment clarified that the Universities’ are entitled to 15% of any regulatory or sales-based milestones under the Shinyaku Agreement, if achieved, as well as the method of calculating royalties due for supplying Fintepla, if approved for marketing, to Shinyaku, the exclusive distributor of Fintepla for Japan.
The $7.0 million has been recorded within accrued and other current liabilities in the consolidated balance sheet at December 31, 2021 and included in research and development expense in the consolidated statement of operations for the year ended December 31, 2021 as a cost of developing Fintepla under the Shinyaku Agreement, which has not yet been approved for marketing in Japan. The $7.0 million was subsequently paid in February 2022.
MT-1621
License Agreement with Columbia University
As a result of our acquisition of Modis in September 2019, we became party to the Exclusive License Agreement, by and between Modis and the Trustees of Columbia University in the City of New York, dated as of September 26, 2016, related to MT-1621. We are required to use commercially reasonable efforts to develop and commercialize licensed products worldwide, including to meet certain development and commercialization milestones within specified periods of time. Upon the achievement of certain regulatory and commercial milestones, we are required to pay Columbia University up to $2.9 million and $25.0 million, respectively, as well as tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The royalty obligations and License Agreement will expire on a country-by-country and product-by-product basis upon the later of (i) 15 years after the first bona fide commercial sale of a licensed product, (ii) the expiration of the last to expire valid patent claim covering a licensed product in a country or (iii) expiration of any regulatory exclusivity covering such licensed product. The License Agreement may be terminated by either by Columbia or by us in the event of an uncured material breach by the other party, or by Columbia in the event we are subject to specified bankruptcy, insolvency or similar circumstances. We can terminate the License Agreement either in its entirety or on a product-by-product and country-by-country basis, upon specified prior written notice to Columbia, provided we are not exploiting licensed products in such countries. No amounts were due or accrued under this agreement at December 31, 2021 or 2020.
Other License Agreement Assumed
We also became party to a license agreement between two other research institutions related to MT-1621 where we may be required to pay up to $3.0 million for research, development and regulatory milestone events and up to $10.0 million for certain sales milestone events. We are also required to pay tiered royalties ranging from low to mid-single digits on net sales of licensed product. No amounts were due or accrued under this agreement at December 31, 2021 or 2020.
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
Zogenix, Inc. | 2021 Form 10-K | 113

interest at 3.5% per year. The note will automatically convert into equity securities issued by Tevard in their next equity financing transaction at a conversion price equal to the price paid per share by other investors of the financing transaction.
In addition to the upfront payments, we have agreed to fund Tevard’s early discovery activities under the licensed Dravet syndrome program in accordance with the development plan as determined by the parties to the agreement. Once Tevard completes the early discovery activities for a program, we will be responsible for any potential future development and commercialization activities. Tevard is also eligible to receive additional development, regulatory and commercial-related milestone payments of up to $100.0 million for the Dravet program, as well as tiered royalties on future net sales in the single digits that result from the collaboration. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds subsequently discovered and developed by Tevard. The agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under the agreement with respect to a licensed program or product; however, we have the unilateral right to terminate the agreement with 180 days advanced notice
At the inception of the agreement and through December 31, 2021, we determined Tevard is a VIE in which we held variable interests through our licensed Dravet syndrome program and convertible promissory note. We determined that we are not the primary beneficiary of Tevard as we do not have voting control or other forms of power to direct activities that most significantly impact Tevard’s economic performance.
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
The $5.2 million of consideration allocated to the IPR&D asset was determined to have no alternative future use and was immediately charged to acquired IPR&D expense in our consolidated statements of operations and classified as cash used in investing activities on the consolidated statements of cash flows. The $5.0 million of consideration allocated to the convertible promissory note was included in other noncurrent assets on our consolidated balance sheet and carried at amortized costs and classified as cash used in investing activities on the consolidated statements of cash flows. Payments made to fund Tevard’s costs incurred under the Dravet syndrome program after the execution of the Tevard Agreement is reflected as research and development expense in our statements of operations. For the years ended December 31, 2021 and 2020, amounts recorded as research and development expense associated with funding the Dravet syndrome program were $3.5 million and $0.7 million, respectively.
At each reporting period, we evaluate the note receivable for current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2021, no provision for current expected credit losses was deemed necessary based on the expected timing of an equity financing that would result in the automatic conversion of the note receivable to equity securities of Tevard and their existing cash on hand was sufficient to meet their operating requirements prior to the consummation of a financing transaction.
As of December 31, 2021, we do not have any current legal or contractual obligations to provide financing to Tevard and our maximum exposure to future loss is limited to the $5.0 million note receivable, which matures in December 2022. While we have committed to fund the Dravet syndrome development program for Tevard’s early discovery activities, our obligation to fund these efforts is contingent upon continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program. Our exposure to future losses is limited as we have the unilateral right to terminate the agreement with 180 days advanced notice.
Zogenix, Inc. | 2021 Form 10-K | 114

Note 6 — Cash and Cash Equivalents, and Marketable Securities
The following table summarizes the amortized cost and fair value of our cash and cash equivalents and marketable securities by major investment category:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$32,852	$—	$—	$32,852
Money market funds	29,991	—	—	29,991
Commercial paper	35,337	—	—	35,337
Certificates of deposit	3,000	—	—	3,000
Total cash and cash equivalents	101,180	—	—	101,180
Marketable securities:
Commercial paper	141,718	—	—	141,718
Certificates of deposit	32,253	—	—	32,253
U.S. Government-sponsored enterprises debt securities	6,200	—	—	6,200
Corporate debt securities	20,377	—	(13)	20,364
Total marketable securities	200,548	—	(13)	200,535
Total cash and cash equivalents and marketable securities	$301,728	$—	$(13)	$301,715
As of December 31, 2021, all investments in marketable securities have contractual maturities due within one year. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2021, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at December 31, 2021.
Zogenix, Inc. | 2021 Form 10-K | 115

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,887	$—	$—	$23,887
Money market funds	80,986	—	—	80,986
Commercial paper	61,043	—	—	61,043
Certificates of deposit	1,000	—	—	1,000
Total cash and cash equivalents	166,916	—	—	166,916
Marketable securities:
U.S. Treasuries	43,050	1	(1)	43,050
Commercial paper	210,986	—	—	210,986
Certificates of deposit	44,480	—	—	44,480
U.S. Government-sponsored enterprises debt securities	6,200	17	—	6,217
Corporate debt securities	33,288	172	—	33,460
Total marketable securities	338,004	190	(1)	338,193
Total cash and cash equivalents and marketable securities	$504,920	$190	$(1)	$505,109
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
The following tables summarize assets and liabilities recognized or disclosed at fair value on a recurring basis at December 31, 2021 and 2020:
Zogenix, Inc. | 2021 Form 10-K | 116

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$29,991	$—	$—	$29,991
Commercial paper	—	35,337	—	35,337
Certificates of deposit	—	3,000	—	3,000
Marketable securities:
Commercial paper	—	141,718	—	141,718
Certificates of deposit	—	32,253	—	32,253
U.S. Government-sponsored enterprises debt securities	—	6,200	—	6,200
Corporate debt securities	—	20,364	—	20,364
Total assets	$29,991	$238,872	$—	$268,863

Liabilities:
Contingent consideration	—	—	$35,285	$35,285
Total liabilities	$—	$—	$35,285	$35,285

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$80,986	$—	$—	$80,986
Commercial paper	—	61,043	—	61,043
Certificates of deposit	—	1,000	—	1,000
Marketable securities:
U.S. Treasuries	—	43,050	—	43,050
Commercial paper	—	210,986	—	210,986
Certificates of deposit	—	44,480	—	44,480
U.S. Government-sponsored enterprises debt securities	—	6,217	—	6,217
Corporate debt securities	—	33,460	—	33,460
Total assets	$80,986	$400,236	$—	$481,222

Liabilities:
Contingent consideration	—	—	$42,400	$42,400
Total liabilities	$—	$—	$42,400	$42,400
Level 1 and Level 2 Valuation Inputs
Level 1 and Level 2 financial instruments are comprised of investments in money market funds and fixed-income securities. We estimate the fair value of our Level 2 financial instruments by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Zogenix, Inc. | 2021 Form 10-K | 117

Level 3 Valuation Inputs
Contingent Consideration
Our financial liabilities valued based upon Level 3 inputs are comprised of the contingent consideration arrangement related to the business acquisition of Brabant in October 2014 which included the intellectual property rights for our product, Fintepla (fenfluramine). Under the arrangement, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval and sales-based milestone events for Fintepla. Prior to regulatory approval, we estimate the fair value of contingent consideration liabilities using a probability-weighted discounted cash flow analysis, which reflects the probability and timing of future payments and a risk-adjusted discount rate. This fair value measurement is based on Level 3 inputs such as the probability and anticipated timelines of achieving milestones related to development, regulatory approvals and product sales goals. The resulting probability-weighted cash flows are discounted at risk-adjusted rates. Following the achievements of regulatory approval milestones and upon commencement of product sales, the fair value measurement is based on projected product sales (based on internal operational budgets and long-range strategic plans), discount rates and projected payment dates.
The following table provides a reconciliation of contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

(In thousands)	Contingent Consideration
Balance at December 31, 2019	63,800
Settlements(1)	(30,000)
Changes in fair value	8,600
Balance at December 31, 2020	42,400
Settlements(1)	(9,000)
Changes in fair value	1,885
Balance at December 31, 2021	$35,285
————————————
(1)As of December 31, 2021 and 2020, outstanding obligations related to achieved milestones of $4.5 million and $15.0 million, respectively, were no longer contingent. As a result, the amounts have been reclassified from contingent consideration to accounts payable at December 31, 2021 and accrued and other current liabilities at December 31 2020 on the consolidated balance sheets.
Payments of acquisition-related contingent consideration, to the extent they relate to estimated liabilities as of the date of acquisition, are reflected within financing activities in the consolidated statements of cash flows. Payments in excess of acquisition date liabilities are classified within operating activities.
Payments of contingent consideration totaled $15.0 million for the year ended December 31, 2020 were reflected within financing activities. Payments of contingent consideration totaled $19.5 million for the year ended December 31, 2021 and consisted of $18.0 million reflected within financing activities and $1.5 million reflected in operating activities.
As of December 31, 2021, the contingent consideration liabilities was $35.3 million and consisted of Fintepla sales-based milestones with a maximum payout of $36.0 million (undiscounted). Each additional $36.0 million in Fintepla sales triggers a $4.5 million payout for a maximum of 8 remaining sales-based milestone payments.
The following table summarizes the unobservable inputs used in the fair value measurement of our contingent consideration liability as of December 31, 2021.
Zogenix, Inc. | 2021 Form 10-K | 118

Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
		Discount rate	0.0% — 2.0%	1.0%
$35,285	Discounted cash flow	Probability of payment	100%	100%
		Projected year of payment	2022 — 2023	2022
————————————
(1)Unobservable inputs were weighted by the relative fair value of each sales-based milestone payment.
As of December 31, 2021, we classified $13.5 million of the total contingent consideration liabilities of $35.3 million as current liabilities. The balance sheet classification between current and non-current liabilities was based upon our reasonable expectation as to the timing of settlement of the remaining sales-based milestones.
Convertible Senior Notes
As of December 31, 2021 and 2020, the estimated fair value of our senior convertible notes was approximately $231.2 million and $260.5 million, respectively. When determining the estimated fair value of our senior convertible notes, we utilize a binomial lattice model which incorporates the terms and conditions of the senior convertible notes and market-based risk measurement that are indirectly observable, such as credit risk, which represent Level 2 inputs. The lattice model produces an estimated fair value based on changes in the price of the underlying common stock price over successive periods of time. An estimated yield based on comparable non-convertible debt instruments in the market is used to discount the cash flows.
Note 8 — Other Balance Sheet Details
Inventory
Components of our inventory consists of the following:

	December 31,
(In thousands)	2021	2020
Raw materials	$1,301	$391
Work in process	2,387	243
Finished goods	1,804	392
Total	$5,492	$1,026
Prior to receiving FDA approval for Fintepla, we recorded all manufacturing product costs as research and development expense. As of December 31, 2021 and 2020, no write-downs of inventory were deemed necessary.
Other Current Assets
Other current assets consist of the following:

	December 31,
(In thousands)	2021	2020
Receivable for U.K. R&D tax relief scheme	$12,359	$—
Note receivable from Tevard	5,000	—
Receivable under collaboration agreement	3,000	1,500
Other	4,376	3,436
Total	$24,735	$4,936
Property and Equipment, Net
Property and equipment, net consists of the following:
Zogenix, Inc. | 2021 Form 10-K | 119

	December 31,
(In thousands)	2021	2020
Computer equipment and software	$233	$429
Leasehold improvements	9,998	9,835
Furniture and fixtures	1,134	1,266
Total	11,365	11,530
Less accumulated depreciation	(4,168)	(2,806)
Property and equipment, net	$7,197	$8,724
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.6 million, $1.5 million, and $1.3 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	December 31,
(In thousands)	2021	2020
Accrued clinical trial costs	$13,537	$16,477
Accrued compensation	16,399	10,917
Accrued milestone payment	—	15,000
Accrued license amendment fee	7,000	—
Accrued royalties	4,250	479
Other accrued liabilities	14,227	12,091
Total	$55,413	$54,964
Note 9 – Intangible Asset
The following table provides details of the carrying amount of our intangible asset:

	December 31,
(In thousands)	2021	2020
Finite-lived intangible asset	$102,500	$102,500
Accumulated amortization	(11,827)	(3,942)
Net carrying value	$90,673	$98,558
Our intangible asset consists of worldwide development, commercialization and related intellectual property rights including patents and licenses for our product, Fintepla (fenfluramine), which at the time of our acquisition in October 2014 was classified as an indefinite-lived IPR&D asset. Upon FDA approval of Fintepla in June 2020, this indefinite-lived asset was reclassified to a finite-lived intangible asset subject to amortization.
In July 2020, we commercially launched Fintepla and commenced amortization of this asset on a straight-line basis over its estimated useful life. Due to the inherent subjectivity of forecasting the timing in which the cash flows may be generated from this intangible asset over a long-term time horizon, we concluded the pattern of economic benefit cannot be reliably determined. As such, we elected to use the straight-line method of amortization for this intangible asset over 13 years. As of December 31, 2021, the carrying value of the intangible asset will be amortized over its estimated remaining useful life of 11.5 years as follows:
Zogenix, Inc. | 2021 Form 10-K | 120

(In thousands)	Amortization Expense
2022	$7,885
2023	7,885
2024	7,885
2025	7,885
2026	7,885
Thereafter	51,248
Total	$90,673
Note 10 – Convertible Senior Notes
In September and October 2020, we issued $230.0 million principal amount of 2.75% convertible senior notes due 2027 in a private offering (collectively, the Convertible Senior Notes or Notes). Total proceeds realized from the sale of the Notes, net of issuance costs of $7.5 million, were $222.5 million. The Notes are governed by an indenture (the Indenture), dated as of September 28, 2020, between Zogenix and U.S. Bank National Association, as trustee. Under the Indenture, the Notes are senior, unsecured obligations of Zogenix, are equal in right of payment with its future senior, unsecured indebtedness of Zogenix, and structurally subordinated to all indebtedness and liabilities of its subsidiaries. The principal amount of the Notes was issued at par value and the Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021. The Notes mature on October 1, 2027, unless earlier converted by the holders or redeemed or repurchased by us in accordance with their terms prior to such date. The Indenture contains customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately, but does not contain any financial covenants.
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
Zogenix, Inc. | 2021 Form 10-K | 121

date we send such notice. In addition, calling any note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
The Indenture contains representations and warranties by us, indemnification provisions in favor of the lenders and customary affirmative and negative covenants related to timing filings and reporting, and events of default. As of December 31, 2021, we were in compliance with all covenants under the Indenture.
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
At issuance, the debt component of the Notes was estimated to have a fair value of $152.1 million based on contractual cash flows discounted at our estimated non-convertible debt borrowing rate of 9.7%. Our determination of an appropriate discount rate was based on a yield curve derived from then-recent publicly-traded bond offerings with a similar term for companies with similar credit ratings to us (Level 2 inputs). As a result, the equity component of $77.9 million, which represents the difference between the proceeds from the issuance of the Notes and the fair value of the debt component, was recognized as a debt discount. In addition, debt issuance costs of $7.5 million related to the issuance of the Notes were comprised of $4.9 million attributable to the debt component, and recorded as debt discount, with the remaining $2.5 million attributable to the equity component and netted with the equity component discussed above resulting in $75.3 million recorded to additional paid-in capital within stockholders’ equity on the consolidated balance sheet. The debt discount and issuance costs of $82.8 million are being amortized as interest expense over the expected term of the Notes of seven years using the effective interest rate of 9.9%. For the year ended December 31, 2021, the effective interest rate on the liability component of the Notes remained unchanged from the date of issuance. The unamortized debt discount and issuance costs of $71.8 million as of December 31, 2021 will be amortized over the estimated remaining term of approximately 5.8 years. In addition, the equity component continues to meet the conditions for equity classification.
During the fourth quarter of 2021, the closing price of our common stock did not exceed 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the Notes to convert were met as of December 31, 2021. Therefore, the Notes are not convertible for the first quarter of 2022 and are classified as long-term debt. If the closing price conditions are met in a future quarter, the Notes will be convertible at the holders’ option during the immediately following quarter. Based on the closing price of our common stock of $16.25 per share on December 31, 2021, the if-converted value of the Notes was less than the outstanding principal balance.
In January 2022, we entered into a definitive agreement and plan of merger with UCB S.A. (See Note 19). The contemplated transaction represents a specified corporate event under the Indenture. Upon closing of the transaction, if at all, each holder of Notes will be entitled to convert such holder’s Notes into the right to receive merger consideration in respect of each share into which the Notes would have been convertible pursuant to the applicable conversion rate under the Indenture, including any make-whole adjustment in connection with the contemplated transaction as may be applicable under the Indenture.
The following table provides information on the Notes balance:
Zogenix, Inc. | 2021 Form 10-K | 122

	December 31,
(In thousands)	2021	2020
Liability component
Principal amount of Notes	$230,000	$230,000
Less: Unamortized debt discount and issuance costs	(71,835)	(80,647)
Net carrying amount	$158,165	$149,353

Equity component — net carrying value	$75,333	$75,333
Interest expense related to the Notes was included in other income (expense), net on the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Contractual coupon interest	$8,811	$1,600
Amortization of debt discount and issuance costs	6,359	2,143
Total interest expense	$15,170	$3,743
Note 11 — Leases
We have noncancelable operating leases consisting of administrative and research and development office space for our headquarters in Emeryville, California and our U.K. subsidiary in Maidenhead, United Kingdom. The leases will expire in May 2027 and February 2025, respectively. We also maintain limited office space in Ireland, Germany, Italy and Japan. Our Emeryville lease includes a renewal option for an additional five years, which is not included in the operating lease liabilities as we determined renewal was not reasonably assured at lease inception under the legacy lease standard. The operating lease liabilities also included a lease related to the former headquarters of Modis in Oakland, California until its expiration in July 2021.
We do not have any material finance leases or service contracts with lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Components of lease costs:
Operating lease cost	$1,799	$1,989	$2,045
Short-term lease cost	438	444	851
Sublease income	—	(115)	(580)
Total lease expense	$2,237	$2,318	$2,316
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash used in operating activities:
Cash paid for amounts included in the measurement of lease liabilities	$2,330	$2,178	$1,842

Noncash investing activities:
Right-of-use lease assets obtained in exchange for new lease liabilities	—	1,156	354
Zogenix, Inc. | 2021 Form 10-K | 123

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2021	2020
Right-of-use assets	$6,605	$7,748

Current portion of operating lease liabilities	1,694	1,688
Operating lease liabilities, net of current portion	8,617	10,314
Total operating lease liabilities	$10,311	$12,002

Weighted average remaining lease term (in years)	5.2	6.0
Weighted average discount rate, weighted based on the remaining balance of lease payments	6.2%	6.2%
The following table reconciles the undiscounted future lease payments under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2021 (in thousands):

Years Ending December 31:	Operating Leases
2022	$2,261
2023	2,318
2024	2,326
2025	2,070
2026	2,132
2027	899
Total lease payments	12,006
Less: imputed interest	(1,695)
Total operating lease liabilities	$10,311
Note 12 — Commitments and Contingencies
Litigation
In July 2020, we received a letter, notifying us that Apotex Inc. and Apotex Corp. (collectively, “Apotex”) submitted to FDA an abbreviated new drug application (“ANDA”) for a generic version of 2.2 mg base/ml Fintepla (fenfluramine hydrochloride) that included “Paragraph IV” certifications (pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(IV)) with respect to two of our patents covering Fintepla. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Fintepla. The letter included a statement setting forth the basis for Apotex’s opinion that these patents are invalid and/or will not be infringed by the manufacture, use or sale of Apotex’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. In August 2021, we filed a complaint against Apotex Inc. and Apotex Corp. for infringement based on these Paragraph IV certifications. In October 2021, we received a letter notifying us that Apotex had amended its ANDA and submitted additional Paragraph IV certifications with respect two additional Orange Book-listed patents covering Fintepla. The letter included a statement setting forth the basis for Apotex’s opinion that these two additional patents are also invalid and/or will not be infringed by the manufacture, use or sale of Apotex’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. In October 2021, we filed a second complaint against Apotex Inc. and Apotex Corp. for infringement based on these additional paragraph IV certifications. These cases have since been consolidated.
In August 2021, we received a letter notifying us that Lupin Limited (“Lupin”) submitted to FDA an abbreviated new drug application (“ANDA”) for a generic version of 2.2 mg base/ml Fintepla (fenfluramine hydrochloride) that contains “Paragraph IV” certifications. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Fintepla. The letter included a statement setting forth the basis for Apotex’s opinion that these patents are invalid and/or will not be infringed by the
Zogenix, Inc. | 2021 Form 10-K | 124

manufacture, use or sale of Lupin’s fenfluramine hydrochloride oral solution, 2.2 mg base/ml product. In October 2021, we filed a complaint against Lupin for patent infringement under the Hatch-Waxman Act in the United States District Court for the District of Delaware.
Fintepla has Orphan Drug exclusivity, which prevents FDA from approving an ANDA referencing Fintepla until June 2027. We intend to vigorously enforce our intellectual property rights relating to Fintepla. We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our products could be shortened, allowing for the sale of generic versions of these products earlier than their patent expiration, which could have a significant negative effect on our revenues and results of operations.
Merger-Related Litigation
Subsequent to year end and following the announcement of the execution of the Agreement and Plan of Merger, dated January 18, 2022, by and among UCB S.A., Zinc Merger Sub, Inc. and Zogenix, Inc. (see Note 19 — Subsequent Event), several complaints related to the merger have been filed. The complaints named as defendants include Zogenix and members of our board of directors as well in one complaint, UCB S.A. and Zinc Merger Sub, Inc. as defendants.
The Complaints generally allege that the defendants violated Section 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934, as well as Rules 14a-9 and 14d-9 promulgated thereunder. Specifically, one or more of the Complaints allege that the Schedule 14D-9 (as amended or supplemented from time to time), the “Schedule 14D-9” filed on February 1, 2022 with the SEC by Zogenix fails to disclose material information and/or materially misrepresents information concerning the sales process leading up to the merger, potential conflicts of interest of BofA Securities and Zogenix insiders, our financial projections, the financial analyses of BofA Securities, and the financial analyses of SVB Leerink. The complaint in the Finuliar Action also asserts state law claims against the members of our board of directors alleging that they breached their fiduciary duty of candor/disclosure by causing or permitting the Schedule 14D-9 to be filed. The relief sought in one or more of the Complaints includes enjoining the consummation of the merger, enjoining defendants from filing any amendment to the Schedule 14D-9 unless certain allegedly material information is included, directing defendants to disseminate an amended Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements therein not misleading, declaring that defendants violated Sections 14(d), 14(e), and 20(a) of the Exchange Act and Rules 14a-9 and 14d-9 promulgated thereunder, rescinding, to the extent already consummated, the merger and awarding rescissory damages, directing defendants to account for all alleged damages suffered as a result of defendants’ alleged wrongdoing, awarding the plaintiffs their respective costs and disbursements, and granting other and further equitable relief as the Court may deem just and proper.
We cannot currently predict the ultimate outcome of such claims or estimate a range of loss.
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
Unconditional Purchase Obligations
We have supply agreements for the manufacture of active pharmaceutical ingredient (API) used in Fintepla and procurement of raw materials (other than the API) used to formulate, fill, test and release an oral solution of Fintepla. As of December 31, 2021, annual minimum purchase commitments under these supply agreements were not material.
In addition, we enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials and contract manufacturing organizations for the manufacture of drug materials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be cancelled,
Zogenix, Inc. | 2021 Form 10-K | 125

we would only be obligated for costs of products or services that have been incurred by the vendor prior the effective date of cancellation, plus applicable cancellation fees.
Note 13 — Stockholders’ Equity
Preferred Stock
We have 10.0 million shares of preferred stock authorized for issuance, par value of $0.001 per share. As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.
Common Stock
In May 2021, our stockholders approved and we filed an amendment to our Fifth Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of common stock from 100.0 million to 200.0 million. Each holder of our common stock, par value of $0.001 per share, is entitled to one vote for each share of such stock held. As of December 31, 2021 and 2020, there were 56.1 million and 55.7 million shares of common stock issued and outstanding.
The following table presents common stock reserved for future issuance for the following financial instruments:

	December 31,
(In thousands)	2021	2020
Outstanding stock options and stock unit awards	7,790	5,703
Warrants to purchase common stock	—	28
Reserved for future grants under employee equity plans	6,914	3,899
Reserved for issuance upon conversion of convertible senior notes	12,313	12,313
Total	27,017	21,943
At December 31, 2021, we had approximately 116.9 million shares of authorized and unreserved common stock available for issuance.
Sale of Common Stock
At-the-Market Offerings
We have an at-the-market sales agreement (the ATM Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) pursuant to which Cantor agreed to act as a sales agent in connection with sales of our common stock from time to time pursuant to an effective registration statement.
In December 2017, we filed a prospectus supplement to our automatic “shelf” registration statement on Form S-3 registering the offering, issuance and sale of up to $75.0 million in gross aggregate proceeds of common stock under the ATM Sales Agreement. For the year ended December 31, 2019, we sold approximately 0.9 million shares of common stock resulting in net proceeds of approximately $42.6 million, after deducting commissions and other offering costs.
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
Accumulated Other Comprehensive Income
Zogenix, Inc. | 2021 Form 10-K | 126

A summary of changes in the balances of each component of accumulated other comprehensive loss, net of tax, follows:

(In thousands)	Net Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2018	3	—	3
Amounts arising during the period	702	—	702
Reclassification adjustments	(326)	—	(326)
Balance at December 31, 2019	379	—	379
Amounts arising during the period	(197)	(260)	(457)
Reclassification adjustments	7	—	7
Balance at December 31, 2020	$189	$(260)	$(71)
Amounts arising during the period	(202)	288	86
Balance at December 31, 2021	$(13)	$28	$15
Note 14 — Stock-Based Compensation
We have various equity incentive plans under which we grant employees and non-employee directors stock options, time-based restricted stock units (RSUs) and performance-based stock units (PSUs). Options granted generally have a contractual term of ten years and have a per share exercise price equal to the closing price of our common stock on the date of grant. Options and RSUs typically vest over a four-year period from the date of grant. We also grant broad-based PSUs to employees, including executive officers, that vest upon the satisfaction of both time-based and performance-based vesting conditions. The following is a description of our various equity incentive plans.
Summary of Stock-Based Compensation Plans
2010 Plan
The 2010 Equity Incentive Award Plan (2010 Plan) was adopted by our board of directors and became effective in November 2010. The 2010 Plan was amended and restated in each of June 2012, May 2019 and May 2021. The May 2019 amendment was approved by our stockholders at our 2019 Annual Meeting of Stockholders and provided for an increase to the aggregate number of shares authorized for issuance under the plan from 7,500,000 to 11,500,000. In addition, the expiration date of the plan was extended to March 2029. The May 2021 amendment was approved by our stockholders at our 2021 Annual Meeting of Stockholders and provided for an increase to the aggregate number of shares authorized for issuance under the plan to 16,000,000 shares. In addition, the expiration date of the plan was extended to May 2031.
The 2010 Plan provides for the issuance of incentive and non-statutory stock options, restricted shares, performance shares, stock appreciation rights, RSUs, PSUs and other stock-based incentives to officers, employees and others.
2013 and 2021 Inducement Plans
In December 2013 and May 2021, our board of directors adopted the 2013 Employment Inducement Equity Incentive Award Plan (2013 Inducement Plan) and the 2021 Employment Inducement Equity Incentive Award Plan (2021 Inducement Plan), respectively. Both inducement plans are non-shareholder approved stock plans adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The inducement plans are used exclusively for the issuance of non-statutory stock options and restricted stock units to certain new hires who satisfy the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with us. The terms of both inducement plans are substantially similar to the terms of our 2010 Plan. The 2013 Inducement Plan was adopted in December 2013 and initially reserved 337,500 shares of common stock for issuance, which was subsequently increased to 637,500 shares in May 2018. In connection with seeking stockholder approval of the amended and restated 2010 Plan in May 2019, we agreed not to make further awards under the 2013 Inducement Plan. The 2021 Inducement Plan was adopted in May 2021 and initially reserved 1,000,000 shares of common stock for issuance.
Zogenix, Inc. | 2021 Form 10-K | 127

Employee Stock Purchase Plan
In November 2010, our board of directors adopted an Employee Stock Purchase Plan (ESPP), which allows employees to purchase shares of our common stock during specified offering periods at a discount to the fair market value at the time of purchase. In May 2020, our shareholders approved an amendment and restatement of the ESPP, which provided for an increase to the aggregate number of shares authorized for issuance from 375,000 to 875,000 shares and to eliminate the annual evergreen feature, which automatically added 31,250 shares to the aggregate shares authorized for issuance on January 1 of each year under the plan. In addition, the expiration date of the ESPP was modified from October 2020 to the date that all shares authorized have been issued.
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
The ESPP limits the maximum number of shares that may be purchased by any one participant in an offering period to 5,000 shares. In addition, the Internal Revenue Code (IRC) limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of an offering period.
As of December 31, 2021, 6,528,510 common shares were available for future equity award grants under the 2010 Plan and 2021 Inducement Plan and 385,515 common shares were available for issuance under the ESPP.
Stock-Based Compensation Plan Activity
The following sections summarize activity under our stock-based compensation plans.
Stock Options
The following table summarizes our stock option activity for the year ended December 31, 2021:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,311	$29.12
Granted	1,833	17.79
Exercised	(58)	10.08
Canceled	(401)	28.71
Outstanding at December 31, 2021	6,685	$26.20	6.9	$7,926
Exercisable at December 31, 2021	4,101	$27.00	5.7	$7,232
The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $5.1 million and $22.4 million, respectively.
Stock Unit Awards
The following table summarizes our stock unit awards activity for the year ended December 31, 2021:
Zogenix, Inc. | 2021 Form 10-K | 128

	RSUs		PSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	393	$37.68	—	$—
Granted	616	17.66	494	19.53
Vested	(144)	39.98	(152)	19.85
Canceled	(61)	25.24	(42)	19.99
Nonvested at December 31, 2021	804	$22.85	300	$19.30
The total intrinsic value of stock unit awards vested for the years ended December 31, 2021, 2020 and 2019 was $5.0 million, $5.7 million and $1.9 million, respectively.
ESPP
Employees purchased 112,337 shares, 51,745 shares and 28,146 shares under our ESPP for the years ended December 31, 2021, 2020 and 2019, respectively.
Valuation of Equity Awards
We use the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options. A summary of the assumptions used to estimate the fair values of stock option grants for the years presented is as follows:

	Year Ended December 31,
	2021	2020	2019
Risk free interest rate	0.5% to 1.4%	0.3% to 1.8%	1.4% to 2.6%
Expected term	5.3 to 6.1 years	5.3 to 6.1 years	5.3 to 6.1 years
Expected volatility	70.0% to 73.7%	73.2% to 76.7%	73.5% to 82.3%
Expected dividend yield	—%	—%	—%
Weighted-average fair value of option on grant date	$11.36	$17.86	$32.64
The fair value of RSUs and PSUs are based on the closing price of our common stock on the date of grant. The fair value of ESPP awards issued was not material for all periods presented.
Stock-Based Compensation Expense Allocation
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Research and development	12,962	12,139	8,293
Selling, general and administrative	22,501	17,037	12,954
Total	$35,463	$29,176	$21,247
Stock-based compensation of $1.0 million was capitalized into inventory for the year ended December 31, 2021.
As of December 31, 2021, there was approximately $54.4 million of total unrecognized compensation costs related to outstanding equity awards scheduled to be recognized over a weighted average period of 2.6 years.
Zogenix, Inc. | 2021 Form 10-K | 129

Note 15 – Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. Our potentially dilutive shares of common stock include outstanding stock options, RSUs, PSUs, warrants to purchase common stock and rights under our Notes.
The following table presents the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(227,413)	$(209,383)	$(419,503)
Denominator
Weighted average common shares outstanding, basic and diluted	55,880	53,706	43,078
Net loss per share, basic and diluted	$(4.07)	$(3.90)	$(9.74)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Shares subject to outstanding stock options	6,242	4,966	4,085
Shares subject to outstanding RSUs and PSUs	1,051	464	382
Shares subject to outstanding warrants to purchase common stock	15	28	28
Shares issuable upon conversion of Notes	9,471	4,415	—
Total	16,779	9,873	4,495
Note 16 — Employee Benefit Plans
We maintain defined contribution retirement plans for our employees. We established a 401(k) Plan for our U.S. employees and a defined benefit pension plan for our U.K. employees by which participants may defer taxation on a portion of their earnings, subject to a maximum amount under each applicable plan. We may make discretionary matching contributions to the plans on behalf of participants in any plan year. Any discretionary matching contributions made on behalf of participants become immediately vested and non-forfeitable to the participant. Total expense recognized by us for discretionary matching contributions made in 2021, 2020 and 2019 was $2.5 million, $1.2 million, and $0.5 million, respectively.
Note 17 — Income Taxes
For financial reporting purposes, the components of loss from continuing operations before income taxes are presented in the following table.

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$(193,176)	$(170,812)	$(325,769)
Foreign	(34,132)	(55,996)	(93,734)
Total	$(227,308)	$(226,808)	$(419,503)
The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2021.
Zogenix, Inc. | 2021 Form 10-K | 130

(in millions)	Amount
Federal net operating losses	$669.2
State net operating losses	427.7
Foreign net operating losses	289.2
Federal research and development credits	6.4
State research and development credits	4.2
Orphan drug research and development credits	2.0
At December 31, 2021, our federal, state, and foreign (primarily related to the U.K.) net operating loss carryforwards, including the acquired net operating losses from our acquisition of Modis, were approximately $669.2 million, $427.7 million and $289.2 million, respectively, which may be subject to limitations as described below. If not utilized, a significant portion of our federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2029 and the state net operating loss carryforwards incurred prior to 2018 will begin to expire in 2022. Under the Tax Cut and Jobs Act of 2017 (Tax Act), federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited to 80% of taxable income. As of December 31, 2021, of the $669.2 million in total federal net operating loss carryforwards, $414.7 million do not expire. It is uncertain if and to what extent various states will conform to the Tax Act. In the U.K., our net operating loss carryforwards do not expire, but the use of net operating loss carryforwards in relation to U.K. taxable income incurred on or after April 1, 2017 will be limited each year to £5.0 million plus an incremental 50% of U.K. taxable income, subject to a regulatory established allowance per group.
In addition, we have federal and California research and development income tax credit carryforwards of approximately $6.4 million and $4.2 million. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2031. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. As of December 31, 2021, we had federal orphan drug tax credit carryforwards of $2.0 million, which begin to expire in 2036. Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which we file tax returns. We are currently not under audit by any tax jurisdiction.
As of December 31, 2021, we have experienced at least three ownership changes. The first ownership change occurred in August 2006 and resulted in a reduction to our net operating loss carryforwards of $1.9 million. We had a second ownership change in September 2011 which resulted in reductions to our federal net operating loss carryforwards of $121.1 million, research and development income tax credits of $3.0 million, and California net operating loss carryforwards of $53.3 million. We had a third ownership change in January 2014, which did not result in any reductions of federal and California net operating loss carryforwards or research and development income tax credits. We recently completed an evaluation of the potential effect of Section 382 on our ability to utilize our net operating losses, including those acquired from our acquisition of Modis. Any operating losses and other tax attributes generated by us subsequent to January 2014, including those acquired from our acquisition of Modis, are currently not subject to any IRC Section 382 limitations. Pursuant to the IRC, the use of our net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.
A reconciliation of income tax provision to amounts computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes is shown as follows (in thousands):
Zogenix, Inc. | 2021 Form 10-K | 131

	December 31,
	2021	2020	2019
Income tax at federal statutory rate	$(47,735)	$(47,630)	$(88,096)
State taxes, net of federal benefit	(5,803)	(4,316)	(65)
Non-deductible acquired IPR&D charge and other expenses(1)	—	—	52,044
Change in valuation allowance	54,799	40,039	21,155
Impact of foreign rate change on deferred taxes	(12,405)	(2,950)	1,887
Other permanent differences	2,117	3,993	4,101
State tax rate benefit	164	(1,346)	(18)
Foreign rate differential	393	752	1,883
Stock-based compensation	2,484	1,180	(2,674)
Net operating losses surrendered under U.K.’s R&D tax relief scheme	—	—	9,349
State apportionment adjustments	482	(2,673)	48
Impact of foreign exchange rate differences	5,679	(4,532)	—
Credits and other	(70)	58	386
Income tax expense (benefit)	$105	$(17,425)	$—
(1)Represents amounts attributable to our asset acquisition of Modis. See Note 4 for additional information.
The significant components of deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$237,708	$186,963
Capitalized research and development	666	486
Accrued expenses	5,895	2,498
Research and development credits	5,343	5,343
Amortization	2,718	2,949
Lease liability	2,291	2,534
Stock-based compensation	10,212	7,878
Other, net	2,523	2,690
Total deferred tax assets	267,356	211,341
Less: valuation allowance	(231,335)	(176,594)
Total deferred tax assets, net of valuation allowance	$36,021	$34,747

Deferred tax liabilities:
Operating lease right-of-use asset	$(1,423)	$(1,585)
IPR&D	(18,573)	(15,857)
Discount on Notes	(16,025)	(17,305)
Total deferred tax liabilities	(36,021)	(34,747)
Total net deferred tax liabilities	$—	$—
For the year ended December 31, 2021, a provision for income taxes of $0.1 million has been recognized related primarily to our subsidiaries located outside of the United States. For the year ended December 31, 2020, income tax benefit of $17.4 million resulted from a change in our valuation allowance balance associated with the completion of our in-process research and development program for Fintepla. Prior to regulatory approval of Fintepla in June 2020, our indefinite-lived asset was not subject to amortization. Upon completion of the IPR&D program, the indefinite-lived intangible asset was reclassified to an intangible asset subject to amortization over its estimated useful life. As a result, future reversals of deferred tax liabilities related to finite-lived intangible assets provided a source of income when assessing the realizability of our U.K. net operating loss carryforwards. We therefore recorded a $17.4 million income tax benefit in 2020 with a corresponding reduction to our valuation allowance on our U.K. deferred tax assets. The income tax benefit included the effects of foreign exchange
Zogenix, Inc. | 2021 Form 10-K | 132

differences on remeasurement of the deferred tax liability. An immaterial portion of the adjustment for foreign exchange differences was related to prior periods.
As of December 31, 2021 and 2020, we have established a full valuation allowance against our U.S. and foreign deferred tax assets that are in excess of our reversing taxable temporary differences in those jurisdictions as we determined it is more likely than not that the tax benefit will not be realized.
The increase in valuation allowance of $54.7 million during 2021 was primarily attributable to tax benefits generated from current period net operating losses. The increase in valuation allowance of $25.1 million during 2020 was primarily attributable to tax benefits generated from net operating losses, offset by the impact of tax benefits from intangibles that became subject to amortization for financial statement purposes discussed above.
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
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Beginning balance of unrecognized tax benefits	$3,638	$3,541	$1,487
Gross increases based on tax positions related to current year	—	—	1,495
Gross increases based on tax positions related to prior years		97	559
Gross decreases based on tax positions related to prior years	—	—	—
Settlements with taxing authorities	—	—	—
Expiration of statute of limitations	—	—	—
Ending balance of unrecognized tax benefits	$3,638	$3,638	$3,541
As at December 31, 2021 and 2020, there were no unrecognized tax benefits that, if recognized, would affect our effective tax rate as any tax benefit would increase a deferred tax asset, which is currently offset by a full valuation allowance.
We record interest and, if applicable, penalties related to income tax matters as a component of income tax expense. No interest or penalties have been recorded for all periods presented. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Note 18 — U.K.’s R&D Tax Relief Scheme
We conduct extensive research and development activities that benefit from U.K.’s small and medium-sized enterprises (SMEs) R&D tax relief scheme. Under this tax relief scheme, a SME can make an election (i) to receive an enhanced U.K. tax deduction on its eligible R&D activities or, when an SME entity is in a net operating loss position, or (ii) to surrender net operating losses that arise from its eligible R&D activities in exchange for a cash payment from the U.K. tax authorities. There is two-year window after the end of a tax year to seek relief under this scheme. As the tax incentives may be received without regard to an entity’s actual tax liability, they are not subject to accounting for income taxes. Amounts recognized by us for cash payment claims under the SME R&D tax relief scheme are recorded as a component of other income after an election for tax relief has been made by submitting a claim for a discrete tax year and collectability is deemed probable and reasonably assured.
In December 2019, we elected to surrender net operating losses by submitting claims to receive cash payments of $9.9 million and $9.8 million related to our 2017 and 2018 tax years, respectively. For the year ended December 31, 2020, we recognized income and collected cash of $19.7 million upon approval of our submitted claims by the U.K. tax authorities as a component of other income, net on the consolidated statement of operations. In December 2021, we submitted a claim for $12.4 million related to eligible R&D activities incurred in our 2019 tax year and the amount was recognized as other income for the year ended December 31, 2021. As of December 31, 2021, a $12.4 million receivable was recorded within other current assets on the consolidated balance sheets. For our 2020 tax year, we have not yet decided whether to seek tax relief by surrendering some of our losses for a tax credit cash rebate claim or electing to receive enhanced U.K. tax deductions on our eligible R&D activities.
Zogenix, Inc. | 2021 Form 10-K | 133

Note 19 — Subsequent Event
On January 18, 2022, we entered into a definitive agreement and plan of merger (the Merger Agreement) with UCB S.A., a société anonyme formed under the laws of Belgium (UCB) and its subsidiary, Zinc Merger Sub, Inc., a Delaware corporation (Purchaser) pursuant to which, among other things, Purchaser will be merged with and into Zogenix (the Merger), with Zogenix surviving the Merger as a wholly-owned subsidiary of UCB, subject to the terms and conditions of the Merger Agreement. Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer to purchase all of the outstanding common shares of Zogenix for (i) $26.00 per share in cash, without interest and less any applicable tax withholding, plus (ii) one non-transferrable contingent value right per common share representing the right to receive a contingent payment of $2.00 in cash, without interest and less any applicable tax withholding, which amount will become payable, if at all, if a specified milestone is achieved on or prior to December 31, 2023. The boards of directors of both Zogenix and UCB have unanimously approved the transaction.
The obligation of UCB and Purchaser to consummate the tender offer is subject to the tender of a majority of our outstanding common shares in the Offer and other customary conditions. If these conditions are satisfied and the tender offer closes, Purchaser will acquire any remaining shares through a merger pursuant to section 251(h) of the Delaware General Corporate Law. The completion of the Merger is subject to customary conditions, including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, each party’s representations and warranties being true and correct as of the closing, generally to a “Material Adverse Effect” standard. The Merger Agreement provides for a termination fee of $59.0 million payable by us under certain circumstances, including if we terminate the Merger Agreement to accept a superior proposal and enter into a definitive written agreement with respect to such proposal.
Zogenix, Inc. | 2021 Form 10-K | 134

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Zogenix, Inc. | 2021 Form 10-K | 135

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021, the end of our most recent fiscal year. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2021, which is included below.
Zogenix, Inc. | 2021 Form 10-K | 136

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Zogenix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Zogenix, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Zogenix, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Redwood City, California
March 1, 2022
Zogenix, Inc. | 2021 Form 10-K | 137

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS
Not applicable.
Zogenix, Inc. | 2021 Form 10-K | 138

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .
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
Zogenix, Inc. | 2021 Form 10-K | 139

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
Zogenix, Inc. | 2021 Form 10-K | 140

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

2.1†	Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers	8-K/A	001-34962	December 23, 2014	10.1

2.2*	Agreement and Plan of Merger, dated August 23, 2019, by and among Zogenix, Inc., Xena Merger Sub, Inc., Modis Therapeutics, Inc. and Shareholder Representative Services, LLC, as the shareholders’ representative	8-K	001-34962	August 26, 2019	2.1

2.3	Agreement and Plan of Merger, dated January 18, 2022, by and among UCB S.A., Zinc Merger Sub, Inc. and Zogenix, Inc.	8-K	001-34962	January 19, 2022	2.1

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-169210	October 27, 2010	3.5

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	November 8, 2012	3.2

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 10, 2015	3.3

3.4	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 6, 2019	3.4

3.5	Amended and Restated Bylaws	S-1/A	333-169210	October 27, 2010	3.7

4.1	Form of the Registrant’s Common Stock Certificate	S-1/A	333-169210	November 4, 2010	4.1

4.2	Indenture, dated as of September 28, 2020, between Zogenix, Inc. and U.S. Bank National Association, as trustee	8-K	001-34962	September 28, 2020	4.1

4.3	Form of Global Note representing the 2.75% Convertible Senior Notes due 2027	8-K	001-34962	September 28, 2020	4.1

4.4	Description of Registered Securities	10-K	001-34962	March 2, 2020	4.3

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-169210	October 27, 2010	10.1

10.2#	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1	333-169210	September 3, 2010	10.3

10.3#	2010 Equity Incentive Award Plan, as amended through May 22, 2019	8-K	001-34962	May 22, 2019	10.1

10.4#	2010 Employee Stock Purchase Plan and form of Offering document thereunder	S-1/A	333-169210	October 27, 2010	10.6

10.5#	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan	10-Q	001-34962	August 8, 2013	10.1

10.6#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan	10-K	001-34962	March 2, 2020	10.6

10.7#	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder	8-K	001-34962	December 5, 2013	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.8#	Annual Incentive Plan	10-Q	001-34962	May 11, 2015	10.3

10.9#	Independent Director Compensation Policy as amended and restated effective May 27, 2021	10-Q	001-34962	August 5, 2021	10.1

10.10#	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.	10-Q	001-34962	August 10, 2015	10.4

10.11#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.	10-Q	001-34962	August 10, 2015	10.5

10.12#	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.	10-K	001-34962	March 7, 2014	10.44

10.13#	Employment Agreement dated January 16, 2017, by and between the Registrant and Michael P. Smith	10-Q	001-34962	May 4, 2017	10.2

10.14#	Employment Agreement dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2018	10.1

10.15#	Employment Agreement dated April 20, 2020, by and between the Registrant and Shawnte M. Mitchell	10-Q	001-34962	August 6, 2020	10.1

10.16#	Amendment to Employment Agreement, dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2021	10.1

10.17#	Second Amendment to Employment Agreement, dated July 2, 2018, by and between the Registrant and Ashish	10-Q	001-34962	November 8, 2021	10.2

10.18#	Third Amendment to Employment Agreement, dated July 2, 2018, by and between the Registrant and Ashish	10-Q	001-34962	November 8, 2021	10.3

10.19†	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited	10-Q	001-34962	November 6, 2014	10.5

10.20	Lease Agreement, dated October 1, 2018, by and between the Registrant and Emery Station West, LLC	10-K	001-34962	February 28, 2019	10.21

10.21	Controlled Equity Offering Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-211265	May 10, 2016	1.2

10.22+	Manufacturing and Supply Agreement dated January 31, 2019 by and between Zogenix International Limited and Aptuit (Oxford) Limited	10-Q	001-34962	May 9, 2019	10.1

10.23+	Distributorship Agreement dated March 18, 2019 by and between the Registrant and Nippon Shinyaku Company, Ltd.	10-Q	001-34962	May 9, 2019	10.2

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.24+	Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc. (as successor-in-interest to Meves Pharmaceuticals, LLC), dated September 26, 2016	10-Q	001-34962	November 7, 2019	10.1

10.25+	Amendment No. 1 to Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc., dated December 5, 2019	10-K	001-34962	March 2, 2020	10.22

10.26	Supply Agreement, by and between the Registrant and Penn Pharmaceutical Services Limited, trading as PCI Pharma Services, dated July 17, 2019	10-Q	001-34962	November 7, 2019	10.2

10.27+	Collaboration, Option and License Agreement by and between Tevard Biosciences, Inc. and Zogenix, Inc.	10-K	001-34962	March 1, 2021	10.24

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X
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

ZOGENIX INC.

March 1, 2022	By:	/s/ STEPHEN J. FARR, PH.D.
Stephen J. Farr, Ph.D.
President and Chief Executive Officer

March 1, 2022	By:	/s/ MICHAEL P. SMITH
Michael P. Smith
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN J. FARR, PH.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Stephen J. Farr, Ph.D.

/s/ MICHAEL P. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2022
Michael P. Smith

/s/ CAM L. GARNER	Chairman of the Board	March 1, 2022
Cam L. Garner

/s/ LOUIS C. BOCK	Director	March 1, 2022
Louis C. Bock

/s/ JAMES B. BREITMEYER, M.D., PH.D.	Director	March 1, 2022
James B. Breitmeyer, M.D., Ph.D

/s/ ERLE T. MAST	Director	March 1, 2022
Erle T. Mast

/s/ CAROLINE M. LOEWY	Director	March 1, 2022
Caroline M. Loewy

/s/ MARY E. STUTTS	Director	March 1, 2022
Mary E. Stutts

/s/ RENEE TANNENBAUM, PHARM.D.	Director	March 1, 2022
Renee Tannenbaum, Pharm.D.

/s/ DENELLE J. WAYNICK	Director	March 1, 2022
Denelle J. Waynick

/s/ MARK WIGGINS	Director	March 1, 2022
Mark Wiggins