Form 10-K/A
period 2021-12-31
ZOGENIX, INC.
filed 2022-03-07
CIK 1375151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-34962

ZOGENIX, INC.

Delaware	20-5300780
(State of Incorporation)	(I.R.S. Employer Identification No.)

5959 Horton Street, Suite 500 Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)
(510)
550-8300
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
was approximately $863.0 million.
As of February 28, 2022, there were 56,228,303 shares of the registrant’s common stock outstanding.
Auditor Firm ID: 42     Auditor Name: Ernst & Young LLP     Auditor Location: Redwood City, California

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Zogenix, Inc., referred to in this report as “Zogenix,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to its Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed on March 1, 2022 (the “Original Report”), for the sole purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the below referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form
10-K
for the fiscal year ended December 31, 2021, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form
10-K.
In accordance with Rule
12b-15
under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Report.
As previously disclosed in our Current Report on Form
8-K,
filed with the SEC on January 19, 2022, on January 18, 2022, the Company, UCB S.A., a
société anonyme
formed under the laws of Belgium (“Parent”), and Zinc Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parent, through Purchaser, commenced a tender offer (the “Offer”) on February 1, 2022 to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share, at a purchase price of (a) $26.00 per Company Share, net to the holder thereof, in cash, without interest thereon plus
(b) one contingent value right per Company Share representing the right to receive a contingent payment of $2.00, net to the holder thereof, in cash, without interest thereon, upon the achievement of the milestone.

ZOGENIX, INC.
FORM
10-K/A
For the Year Ended December 31, 2021

Zogenix, Inc. | 2021 Form 10-K/A | i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table provides information regarding our executive officers and directors as of February 28, 2022:

Name	Age	Position
Executive Officers:
Stephen J. Farr, Ph.D.	63	President, Chief Executive Officer and Director
Michael P. Smith	53	Executive Vice President, Chief Financial Officer and Treasurer
Bradley M. Galer, Ph.D.	59	Executive Vice President, Chief Medical Officer
Gail M. Farfel, Ph.D.	57	Executive Vice President, Chief Development Officer
Shawnte M. Mitchell	44	Executive Vice President, General Counsel and Corporate Secretary
Ashish M. Sagrolikar	55	Executive Vice President, Chief Commercial Officer
Non-Employee Directors:
Louis C. Bock	57	Director
James B. Breitmeyer, M.D., Ph.D.	68	Director
Cam L. Garner	72	Chairman of the Board of Directors
Caroline M. Loewy	55	Director
Erle T. Mast	59	Director
Mary E. Stutts	66	Director
Renee P. Tannenbaum, Pharm.D., MBA	70	Director
Denelle J. Waynick	54	Director
Mark Wiggins	66	Director
There are no family relationships among any of our directors or executive officers.
Executive Officers
Stephen J. Farr, Ph.D.
is one of our
co-founders
and has served as our President and as a member of our board of directors since our inception in May 2006. Dr. Farr has served as our Chief Executive Officer since April 2015 and served as our Chief Operating Officer from our inception to March 2013. From 1995 to August 2006, Dr. Farr held positions of increasing responsibility within Aradigm Corporation, and he served most recently as Senior Vice President and Chief Scientific Officer with responsibility for research and development as well as business development. From 1986 to 1994, Dr. Farr was a tenured professor at the Welsh School of Pharmacy, Cardiff University, United Kingdom, concentrating in the area of biopharmaceutics. Dr. Farr currently is chair of the board of directors of Cerebral Therapeutics, Inc. and serves on the board of directors of Tevard Biosciences, Inc. and Flow Pharma, Inc. Dr. Farr served on the board of directors of SteadyMed Therapeutics, Inc. from 2012 until its acquisition by United Therapeutics Corporation in 2018. Dr. Farr is an adjunct Professor in the Department of Pharmaceutics, School of Pharmacy, Virginia Commonwealth University. Dr. Farr is a registered pharmacist in the United Kingdom and obtained his Ph.D. degree in Pharmaceutics from the University of Wales. As one of our co-founders
and having served as our President since May 2006, Dr. Farr’s extensive knowledge of our business, its history and its culture, as well as his significant experience in research and development and thorough knowledge of the pharmaceutical product development process, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Michael P. Smith
has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 2017. From January 2015 through December 2016, Mr. Smith served as Chief Financial Officer of Raptor Pharmaceutical Corp., a global biopharmaceutical company focused on the development and commercialization of transformative therapeutics for rare diseases that was acquired by Horizon Pharma plc. in October 2016. In this role, he was responsible for the finance, accounting, corporate development, corporate strategy, intellectual property, and information management business functions. From May 2012 to January 2015, Mr. Smith served as Chief Financial and Business Advisor at Catalyst Biosciences. Prior to that role, from September 2010 to April 2011, he was Vice President of Business Development at iPierian, Inc., and from June 2006 to July 2009, he served as Head of Business Development and Chief Financial Officer of Memory Pharmaceuticals Corporation. Mr. Smith received his B.S. in Commerce from the University of Virginia and his M.B.A. from the Haas School of Business at the University of California, Berkeley.

Zogenix, Inc. | 2021 Form 10-K/A | 2

Bradley S. Galer, M.D.
has served as our Executive Vice President and Chief Medical Officer since December 2013. Prior to joining the company, Dr. Galer served as President of the Pain Group at Nuvo Research, Inc., a specialty pharmaceutical company with three commercialized topically delivered pain products from December 2009 to December 2013. In this position, he oversaw the strategy and operations of the Pain Group, including its commercialization, drug development activities, business development and licensing opportunities and liaising with partners. Prior to joining Nuvo, Dr. Galer was employed at Endo Pharmaceuticals Inc., as Senior Medical Officer and Group Vice President, Scientific Affairs from August 2002 to October 2005, where he was responsible for the departments of Clinical Development and Biostatistics, Medical Affairs, Pharmacovigilance, Medical Liaison and Medical Information. He and his team provided clinical and scientific leadership for the development and marketing of analgesic and migraine products, including Lidoderm and Frova. Dr. Galer has also held numerous other industry positions, along with academic and clinical appointments. He has published over 200 articles on pain management and epilepsy in peer review journals and textbooks. Dr. Galer received his medical doctorate and a neurology residency from Albert Einstein in New York and two Pain Fellowships, at Memorial Sloane-Kettering in New York and University of California San Francisco, as well as headache training at Montefiore Headache Clinic in New York and University of California San Francisco.
Gail M. Farfel, Ph.D.
has served as our Executive Vice President and Chief Development Officer since July 2015. From December 2012 to June 2015, Dr. Farfel was Chief Clinical and Regulatory Officer of Marinus Pharmaceuticals, establishing and overseeing clinical, medical and regulatory strategies for adult and pediatric seizure disorders, including a pediatric epileptic orphan disease. From May 2008 until December 2012, Dr. Farfel served as President of G. Meredith Consulting LLC, a firm providing strategic consulting and support to biopharmaceutical and software development companies. Dr. Farfel was Vice President, Therapeutic Area and Head for Neuroscience Clinical Development and Medical Affairs at Novartis Pharmaceuticals Corporation, where she oversaw a portfolio of products including Gilenya
®
for multiple sclerosis, Exelon
®
and the Exelon
®
Patch for Alzheimer’s disease and Parkinson’s disease, and the antidepressant, agomelatine. Dr. Farfel began her career in pharmaceutical drug development at Pfizer, Inc., where she worked in Clinical Development and Global Medical Affairs, directing programs through all stages of clinical development and regulatory submissions. Dr. Farfel currently serves on the board of directors of Durect Corporation and AvroBio, Inc., both of which are publicly traded companies. Dr. Farfel is the author of over 50 scientific articles in the areas of neuropsychopharmacology and drug effects, and earned her Ph.D. in Neuropsychopharmacology from the University of Chicago, where she received the Ginsburg Prize for Dissertation Excellence. Dr. Farfel also holds a Bachelor’s degree in Biochemistry from the University of Virginia.
Shawnte M. Mitchell
has served as Executive Vice President, General Counsel, and Secretary since April 2020. From August 2016 to April 2020, Ms. Mitchell was Senior Vice President, General Counsel and Corporate Affairs of Aptevo Therapeutics, Inc. where she spent time overseeing compliance, governance, SEC, intellectual property, data privacy, human resources, insurance and contractual matters. From May 2009 to August 2016, Ms. Mitchell served as Vice President, Associate General Counsel and Assistant Secretary at the specialty biopharmaceutical company Emergent BioSolutions. Ms. Mitchell began her career as an Associate at Ropes & Gray, where she advised health care, life sciences, and technology clients in mergers and acquisitions, venture capital investment, debt finance, health care and FDA related matters. Ms. Mitchell received a B.S. in Biological Sciences from Stanford University and a J.D. from The George Washington University Law School.
Ashish M. Sagrolikar
has served as our Executive Vice President and Chief Operating Officer since August 2021. In this role he is responsible for leading pharmaceutical operations and commercial operations in the US, Europe, and the rest of the world. He joined Zogenix in 2018 as Executive Vice President and Chief Commercial Officer to lead development of our commercial strategy, to build the commercial organization and to maximize growth of our product portfolio. Mr. Sagrolikar has over 25 years of global experience in sales, marketing, and business development. Prior to joining Zogenix, Mr. Sagrolikar was Vice President of Commercial Transformation and Marketing for the specialty business unit at GlaxoSmithKline. Previously, he held leadership roles with increasing responsibility at Baxter BioScience, including Vice President, Sales and Marketing for the U.S. hemophilia franchise and Vice President, Business Development. Mr. Sagrolikar is passionate about entrepreneurship and developing new ideas in the technology and healthcare sectors. He works closely with many early stage companies in the Research Triangle Park area of North Carolina. Mr. Sagrolikar earned his MBA at the Institute of Management Development (IMD) in Lausanne, Switzerland, and holds a Bachelor of Pharmacy from the Government College of Pharmacy, Karad, India.
Non-Employee
Directors
Louis C. Bock
has served as a member of our board of directors since August 2006. Since August 2014, Mr. Bock has served as a Venture Partner at Santé Ventures, a venture capital firm. From September 1997 to July 2014, he was Managing Director of Scale Venture Partners, a venture capital firm. Previously, Mr. Bock held various positions in research, project management, business development and sales at Gilead Sciences, Inc., from September 1989 to September 1997. Prior to Gilead, he was a research associate at Genentech, Inc. from November 1987 to September 1989. From May 2005 to July 2018, Mr. Bock served as a director of Orexigen Therapeutics, Inc., and from September 2013 to April 2016, he served as a director of Heat Biologics, Inc., both biotechnology companies. In

Zogenix, Inc. | 2021 Form 10-K/A | 3

addition, Mr. Bock is responsible for Scale Venture Partners’ prior investments in Horizon Therapeutics plc, Prestwick Pharmaceuticals, Inc., Seagen Inc. (formerly Seattle Genetics, Inc.) and Somaxon Pharmaceuticals, Inc. Mr. Bock received his B.S. in Biology from California State University, Chico and his M.B.A. from California State University, San Francisco. Mr. Bock’s extensive clinical and leadership experience in the biotechnology and biopharmaceutical industries, including experience in research, project management, business development and sales, and his membership on other companies’ boards of directors, including positions on other audit and nominating/corporate governance committees, contributed to our board of directors’ conclusion that he should serve as a director of our company.
James B. Breitmeyer, M.D., Ph.D.
has served as a member of our board of directors since March 2014. Since August 2015, Dr. Breitmeyer has served as President, CEO and Director of Oncternal Therapeutics, Inc. a clinical-stage oncology biotechnology company. Previously, he served as President of Bavarian Nordic, Inc. and Executive Vice President of Bavarian A/S, a multinational corporation headquartered in Denmark, from February 2013 to July 2015. He previously served as the acting Chief Medical Officer of our company from August 2012 to February 2013 in an advisory capacity, the Executive Vice President of Development and Chief Medical Officer of Cadence Pharmaceuticals Inc., from August 2006 to August 2012, and the Chief Medical Officer of Applied Molecular Evolution Inc., a wholly-owned subsidiary of Eli Lilly and Co. from December 2001 to August 2006. Dr. Breitmeyer has also served as President and Chief Executive Officer of the Harvard Clinical Research Institute and held a variety of positions at Serono Laboratories Inc. Dr. Breitmeyer currently serves on the board of directors of Otonomy, Inc., a publicly traded biotechnology company, where he serves on the audit and compensation committees. Dr. Breitmeyer served as a founding collaborator and scientific advisor to Immunogen, Inc., and held clinical and teaching positions at the Dana Farber Cancer Institute and Harvard Medical School. Dr. Breitmeyer earned his B.A. in Chemistry from the University of California, Santa Cruz and his M.D. and Ph.D. from Washington University School of Medicine and is Board Certified in Internal Medicine and Oncology. Dr. Breitmeyer’s extensive experience in the biopharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, and significant expertise in the medical field, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Cam L. Garner
is one of our
co-founders
and has served as chairman of our board of directors since August 2006. Mr. Garner co-founded
specialty pharmaceutical companies Cadence Pharmaceuticals, Inc. (acquired by Mallinckrodt plc in March 2014), Somaxon Pharmaceuticals, Inc. (sold to Pernix Therapeutics in March 2013), Evoke Pharma, Inc., Elevation Pharmaceuticals, Inc. (sold to Sunovion Pharmaceuticals Inc. in 2012), DJ Pharma (sold to Biovail Corporation in 2000), Verus Pharmaceuticals, Inc., Xcel Pharmaceuticals, Inc. (acquired by Valeant Pharmaceuticals International in 2005), Neurelis, Inc., Meritage Pharma, Inc. (sold to Shire plc in February 2015), and most recently, Kalyra Pharmaceuticals, Inc., OrPro Therapeutics, Inc., Alastin SkinCare and Zavante, Inc. He previously served as chairman of Cadence from May 2004 until March 2014, and served as chairman of Verus, Elevation and Meritage until their acquisition and Evoke since January 2007. Mr. Garner was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000, when it was sold to Elan. In addition to Zogenix, Mr. Garner currently serves as Chairman of Evoke Pharma, a publicly-traded company, OrPro and Alastin Skincare. Mr. Garner serves on the Executive Committee and Board of Advisors of UCSD Moores Cancer Center, San Diego. Mr. Garner earned his B.A. in Biology from Virginia Wesleyan College and an M.B.A. from Baldwin-Wallace College. As one of our co-founders
and having served as our chairman since August 2006, Mr. Garner’s extensive knowledge of our business, its history and its culture, his extensive experience as a board member of multiple publicly-traded and privately-held companies, and expertise in developing, financing and providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that he should serve as a director of our company
.
Caroline M. Loewy
has served as a member of our board of directors since September 2020. Ms. Loewy serves on public company boards, provides strategic advisory services, and has more than 25 years of experience in the biotechnology industry. Previously, she co-founded
and served as Chief Financial Officer and Chief Business Officer of Achieve Life Sciences, Inc. from 2015 to 2017. Prior to that, she served as Chief Financial Officer of several life sciences companies, including Tobira Therapeutics, Inc. from 2012 to 2014, Corcept Therapeutics Incorporated from 2008 to 2011 and Poniard Pharmaceuticals, Inc. from 2006 to 2008. Ms. Loewy was also a senior biotechnology equity research analyst at Morgan Stanley, Inc. from 2000 to 2004 and Prudential Securities, Inc. from 1996 to 1999. She is a founding board member of the Global Genes Project and the KCNQ2 Cure Alliance Foundation. Ms. Loewy serves on the boards of directors of CymaBay Therapeutics, Inc., Aptose Biosciences Inc., PhaseBio Pharmaceuticals, Inc. and Phoenix Biotech Acquisition Corp. Ms. Loewy holds a B.A. from the University of California, Berkeley, and M.B.A./M.S. degrees from Carnegie Mellon University. Ms. Loewy’s extensive experience in the biotechnology industry, her executive leadership as chief financial officer of multiple biotechnology companies and her expertise in finance, contributed to our board of directors’ conclusion that she should serve as a director of our company.

Zogenix, Inc. | 2021 Form 10-K/A | 4

Erle T. Mast
has served as a member of our board of directors since May 2008. Mr. Mast was a co-founder
of and served as Executive Vice President, Chief Financial Officer with Clovis Oncology, Inc., a biotechnology company, from May 2009 through March 2016. From July 2002 to May 2008, Mr. Mast served as Executive Vice President and Chief Financial Officer of Pharmion Corporation, until its acquisition by Celgene Corporation. From 2000 to 2002, after Elan Pharma International Ltd. acquired Dura Pharmaceuticals, Inc., Mr. Mast served as Chief Financial Officer for the Global Biopharmaceuticals business unit of Elan. From 1997 to 2000, Mr. Mast served as Vice President of Finance for Dura Pharmaceuticals. From 1984 to 1997, Mr. Mast held positions of increasing responsibility at Deloitte & Touche, LLP, serving most recently as partner, where he provided accounting, auditing and business consulting services to companies in various industries, including the healthcare, pharmaceutical, biotech and manufacturing industries. Mr. Mast served as a director for Sienna Biopharmaceuticals, Inc. from 2017 to 2018, for Somaxon Pharmaceuticals, Inc. from 2008 to 2013 and for Receptos Inc. from 2013 to 2015, each publicly traded biotechnology companies. Mr. Mast received his degree in Business Administration from California State University, Bakersfield. Mr. Mast’s experience as a chief financial officer of various companies in the healthcare industry and in providing accounting, auditing and consulting services while at Deloitte & Touche, LLP, as well as his expertise in management, accounting, treasury, and finance functions, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Mary E. Stutts
has served as a member of our board of directors since September 2020. Currently, Ms. Stutts serves as the Global Chief Inclusion and Health Equity Officer with Real Chemistry, a health innovation firm, a position she has held since June 2021. Previously, Ms. Stutts served as Senior Vice President, Corporate Relations of Sumitovant Biopharma Ltd. and was the first Chief Inclusion & Health Equity Officer at Stanford Health Care from 2017 to 2020. Prior to that role, she served as Vice President, External Affairs at Comcast NBCUniversal, Vice President, Corporate Communications at Bristol-Myers Squibb, Vice President, Corporate Communications at UnitedHealth Group Incorporated, Head of Corporate Relations at Genentech, Global Director Public Policy & Communications for Bayer’s Global Biotechnology Business, and started her healthcare career in Public Affairs at Kaiser Permanente. Ms. Stutts serves on the Global Board of the Healthcare Businesswomen’s Association and on the advisory boards of Wellist, Slone Partners and the Stanford Medicine Health Equity Council. A graduate in Communications Management at the University of Louisiana, Ms. Stutts holds a Master of Health Administration degree from the University of Southern California and completed the Executive Program in Organization and Strategy at Stanford University’s Graduate School of Business.. Ms. Stutts’ extensive experience in the healthcare industry, her executive leadership in multiple pharmaceutical companies and her expertise in corporate communications, contributed to our board of directors’ conclusion that she should serve as a director of our company.
Renee P. Tannenbaum, Pharm.D., MBA
has served as a member of our board of directors since February 2015. Dr. Tannenbaum currently serves as a strategic advisor for several biopharmaceutical and device companies and serves as a director to Cardiff Oncology, Inc. and a board advisor to Aerami Therapeutics, Inc. Previously, she served as Vice President of Global Partnering at Halozyme, Inc., where she was responsible for leading the team that executed business development activities and the company’s alliances through partnerships and collaborations. Prior to that, Dr. Tannenbaum was Head of Global Customer Excellence at AbbVie from October 2012 to January 2016, where she was responsible for building commercial capabilities for the organization. Previously, Dr. Tannenbaum served as President of Myrtle Potter & Company, LLC, a global life sciences consulting and advisory firm from April 2011 to October 2012 and Executive Vice President and Chief Commercial Officer at Elan Pharmaceuticals, Inc., from May 2009 to January 2011, where she was responsible for revenue generation for Elan’s marketed products, preparing for the commercialization of the company’s pipeline, including its Alzheimer’s portfolio, and strengthening the company’s overall commercial capabilities. Prior to her role at Elan, Dr. Tannenbaum was at Novartis Pharma AG for three years, where she led the Global Commercial Operations organization. Prior to that, Dr. Tannenbaum spent nine years at Bristol Myers Squibb and 16 years at Merck and Company, Inc. where she held a variety of leadership positions in operations and general management. Dr. Tannenbaum served as a director to Nordic Nanovector ASA, a publicly-traded company in Norway, and Cipher Pharmaceuticals, Inc. a Canadian publicly-traded company, from April to August 2016, Sharps Compliance Inc. from November 2012 to November 2014 and Immune Pharmaceuticals, Inc., a privately held company, from August 2011 to October 2012. Dr. Tannenbaum retains a faculty position at the University of the Sciences’ Mayes College of Healthcare Business and Policy. Dr. Tannenbaum received her Doctor of Pharmacy degree from the Philadelphia College of Pharmacy and Sciences, her MBA from Temple University, and her Bachelor of Science degree in Pharmacy from the University of Connecticut. Dr. Tannenbaum’s extensive experience in the biopharmaceutical industry, including providing strong executive leadership to numerous biopharmaceutical companies, contributed to our board of directors’ conclusion that she should serve as a director of our company.
Denelle J. Waynick
has served as a member of our board of directors since September 2020. Ms. Waynick has more than 30 years of experience as a legal and strategic advisor across multiple sectors, including the biopharmaceutical industry. Ms. Waynick is currently the Chief Legal Officer for Saniona, a clinical-stage biopharmaceutical company listed on the Swedish Nasdaq, with offices in the Copenhagen and Boston areas. Immediately prior to that, Ms.

Zogenix, Inc. | 2021 Form 10-K/A | 5

Waynick was the Chief Legal Officer and Corporate Secretary for MyoKardia, Inc., where she led the company through its acquisition by Bristol Meyers Squibb in November, 2020. Previously, Ms. Waynick held various senior roles with global biopharmaceutical companies, including, UCB, a Belgian company, Actavis, Inc. (now AbbVie), and Schering-Plough (now Merck). In addition to her in-house
counsel roles, Ms. Waynick served as Chief of Staff for the Office of the New Jersey Attorney General. She began her legal career in the corporate law department of Paul Hastings in Los Angeles. Several years later, she joined the healthcare group at Gibbons P.C., in Newark, New Jersey, where she ultimately served as Partner. Ms. Waynick graduated, cum laude
, from Howard University School of Law in Washington, D.C., and earned a bachelor’s degree in Accounting from Rutgers University in New Jersey. Ms. Waynick’s extensive experience in the biopharmaceutical industry, including providing strong leadership to numerous domestic and international biopharmaceutical companies, along with her expertise in compliance, contributed to our board of directors’ conclusion that she should serve as a director of our company.
Mark Wiggins
has served as a member of our board of directors since May 2011. Since May 2018, Mr. Wiggins has served as Chief Business Officer of Tracon Pharmaceuticals, Inc., a clinical stage biopharmaceutical company. Before his current position, Mr. Wiggins was Senior Vice President of Business Development with Elcelyx Therapeutics, Inc., a biotechnology company from 2011 to 2015. Previously, he served as Chief Business Officer with Mpex Pharmaceuticals, a biopharmaceutical company, until its acquisition by Axcan Pharma, Inc. in 2011. From May 1998 to February 2009, Mr. Wiggins was employed at Biogen Idec, Inc., and its predecessor Idec Pharmaceuticals Corp., biotechnology companies, where he most recently served as Executive Vice President of Business Development. At Idec Pharmaceuticals, Mr. Wiggins was a member of the management committee for the collaboration with Genentech Inc. on Rituxan
®
. Prior to Biogen Idec, Mr. Wiggins spent fifteen years in a number of positions of increasing responsibility in marketing, marketing research and business development at Hybridon, Inc., Schering-Plough Corporation (now Merck), Johnson & Johnson and Pfizer, Inc. Mr. Wiggins’ business development transaction experience includes closing over 20 licensing deals and several global corporate partnerships and company acquisitions. Mr. Wiggins earned his B.S. degree in Finance from Syracuse University and his M.B.A. from the University of Arizona. Mr. Wiggins’ expertise in business development activities and the marketing of pharmaceutical products, as well as his extensive management experience within the biopharmaceutical industry, contributed to our board of directors’ conclusion that he should serve as a director of our company.
Director Independence
Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that Audit Committee members also satisfy independence criteria set forth in Rule
10A-3
under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule
10A-3,
a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the board of directors, the Audit Committee or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.
Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Zogenix, either directly or indirectly. Our board of directors has determined that all members of our board of directors, except Stephen J. Farr, Ph.D., our Chief Executive Officer and President, are independent directors, including for purposes of the rules of The Nasdaq Stock Market and relevant federal securities laws and regulations. There are no family relationships among any of our directors or executive officers.
Committees of Our Board of Directors and Meetings
Meeting Attendance.
During 2021, our board of directors met 7 times, including telephonic meetings, and in that year, all incumbent directors attended at least 75% of the aggregate number of meetings of the board and the committees on which they served, during the periods in which they served. Although our company does not have a formal policy regarding attendance by members of our board of directors at our annual meeting, we encourage all of our directors to attend.
Audit Committee
.
The audit committee of our board of directors currently consists of Messrs. Mast (chairman and audit committee financial expert), Bock and Wiggins and Ms. Waynick. The audit committee met 4 times during 2021, including telephonic meetings. Our board of directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Exchange Act. In addition, our board of directors has determined that Mr. Mast qualifies as an “audit committee financial expert” as that

Zogenix, Inc. | 2021 Form 10-K/A | 6

phrase is defined under the regulations promulgated by the SEC. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our consolidated financial statements. The audit committee’s responsibilities include, among other things:

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
Nominating/Corporate Governance Committee
.
The nominating/corporate governance committee of our board of directors currently consists of Messrs. Bock (chairman) and Mast and Ms. Stutts. This committee met 4 times during 2021. Our board of directors has determined that all members of the nominating/corporate governance committee are independent directors, as defined in the Nasdaq qualification standards. The nominating/corporate governance committee is governed by a written charter approved by our board of directors. The nominating/corporate governance committee’s purpose is to assist our board of directors by identifying individuals qualified to become members of our board of directors, consistent with criteria set by our board, and to develop our corporate governance principles. The nominating/corporate governance committee’s responsibilities include, among other things:

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

Zogenix, Inc. | 2021 Form 10-K/A | 7

Compensation Committee Interlocks and Insider Participation
Mr. Wiggins (chairman) and Drs. Breitmeyer and Tannenbaum and Ms. Loewy served on the compensation committee during 2021. None of the members of our compensation committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Board Leadership Structure and Role in Risk Oversight
Our board of directors is currently led by its chairman, Cam L. Garner. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the company continues to grow. We separate the roles of chief executive officer and chairman of the board in recognition of the differences between the two roles. The chief executive officer is responsible for setting the strategic direction for the company and the day-to-day
leadership and performance of the company, while the chairman of the board of directors provides guidance to the chief executive officer and presides over meetings of the full board of directors. We believe that this separation of responsibilities provides a balanced approach to managing the board of directors and overseeing the company.
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
The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. The audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our independent registered public accounting firm, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating/corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board as a whole.
Delinquent Section 16(a) Reports
Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe all Section 16(a) reporting requirements applicable to our officers, directors and greater than 10% beneficial owners during 2021 were complied with.
Corporate Governance
Our company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter are available, free of charge, on our website at www.zogenix.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this proxy statement. We will also provide copies of these documents, as well as our company’s other corporate governance documents, free of charge, to any stockholder upon written request to Zogenix, Inc., Attention: Corporate Secretary, 5959 Horton Street, Suite 500, Emeryville, California 94608.

Zogenix, Inc. | 2021 Form 10-K/A | 8

ITEM 11.	EXECUTIVE COMPENSATION
This compensation discussion and analysis provides information about the material components of our executive compensation program for our “named executive officers” for 2021, consisting of the following persons:

•	Stephen J. Farr, Ph.D., our Chief Executive Officer and President;

•	Michael P. Smith, our Executive Vice President, Chief Financial Officer and Treasurer;

•	Shawnte M. Mitchell, our Executive Vice President, General Counsel and Corporate Secretary;

•	Bradley S. Galer, M.D., our Executive Vice President and Chief Medical Officer;

•	Ashish M. Sagrolikar, our Executive Vice President, Chief Operating Officer; and

•	Gail M. Farfel, Ph.D., our Executive Vice President, Chief Development Officer.
Specifically, this compensation discussion and analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide. In addition, we explain how and why the compensation committee and our board of directors arrived at specific compensation policies and decisions involving our executive officers during the fiscal year ended December 31, 2021.
Company Overview
We are a global biopharmaceutical company committed to developing and commercializing therapies with the potential to transform the lives of patients and their families living with rare diseases. The company’s first rare disease therapy, FINTEPLA
®
(fenfluramine) oral solution has been approved by the U.S. Food and Drug Administration (“FDA) and the European Medicines Agency and is in development in Japan for the treatment of seizures associated with Dravet syndrome, a rare, severe lifelong epilepsy. The company has two additional late-stage development programs underway: one for FINTEPLA for the treatment of seizures associated with Lennox-Gastaut syndrome, another rare epilepsy, and one for MT1621, an investigational therapy for the treatment of a rare genetic disorder called TK2 deficiency (being developed through its subsidiary Modis Therapeutics). We are also collaborating with Tevard Biosciences to identify and develop potential next-generation gene therapies for genetic rare epilepsies.
Compensation Philosophy and Objective
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
Principal Elements of Pay
Our 2021 executive compensation program generally consisted of three principal components, as further described below. In addition, we provide retirement and benefits plans to executives on the same basis as our other employees and we provide certain other limited remuneration to them. For additional information, please see “Compensation Determination Process” and “Summary Compensation Table” below.
In determining each element of compensation for any given year, our compensation committee considers and determines each element individually and then reviews the resulting total compensation and determine whether it is reasonable and competitive. We do not have a pre-established
policy or target for the allocation between either cash and
non-cash
or short-term and long-term incentive compensation.

Zogenix, Inc. | 2021 Form 10-K/A | 9

We believe that the total compensation received by our named executive officers relating to 2021 was appropriate when viewed in light of our corporate achievements during 2021 and the individual performance of our named executive officers.

Description and Purpose
Base Salary	Competitive fixed cash compensation used to attract and retain talented executives.

Annual Cash Incentive Awards	Cash incentives designed to reward executive officers for successful corporate performance against board approved annual bonus targets and, for our named executive officers other than our Chief Executive Officer, individual performance toward achieving corporate goals.

Annual Long-Term Equity Awards	Stock option, RSU and PSU awards subject to time-based and/or performance-based vesting designed to align each executive officer’s incentives with stockholder value creation.
Compensation Determination Process
Role of the Compensation Committee
The compensation committee of our board of directors develops, reviews and approves each of the elements of our executive compensation program. The compensation committee also regularly assesses the effectiveness and competitiveness of our compensation programs.
In the first quarter of each year, the compensation committee reviews the performance of each of our named executive officers during the previous year. At this time the compensation committee also reviews our performance relative to the corporate performance objectives set by the board of directors for the year under review and makes the final bonus payment determinations based on our overall corporate performance and, with respect to the named executive officers other than our Chief Executive Officer, the compensation committee’s evaluation of each named executive officer’s performance for the year under review. In connection with this review, the compensation committee also reviews and adjusts, as appropriate, annual base salaries for our named executive officers and grants, as appropriate, additional equity awards to our named executive officers and certain other eligible employees.
During the fourth quarter of each year our compensation committee also reviews the corporate performance objectives for purposes of our performance bonus programs for the following year, but such objectives historically have been recommended to the full board of directors for approval.
Role of our Executive Officer
Our Chief Executive Officer, with the assistance and support of our General Counsel and our human resources department, aids the compensation committee by providing annual recommendations regarding the compensation of all of our named executive officers, other than himself. The compensation committee also, on occasion, meets with our Chief Executive Officer to obtain recommendations with respect to our compensation programs and practices generally. The compensation committee considers, but is not bound to accept, the Chief Executive Officer’s recommendations with respect to named executive officer compensation. In the beginning of each year, our named executive officers work with our Chief Executive Officer to establish their individual performance goals for the year, based on their respective roles within the company.
Our Chief Executive Officer generally attends all of the compensation committee meetings, but the compensation committee also holds executive sessions that are not attended by any members of management or non-independent
directors, as needed from time to time. Any deliberations or decisions regarding our Chief Executive Officer’s compensation are made without him present.
Role of Compensation Consultant and Comparable Company Information
The compensation committee is authorized to retain the services of third-party compensation consultants and other outside advisors, from time to time, to assist in its evaluation of executive compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

Zogenix, Inc. | 2021 Form 10-K/A | 10

In 2021, the compensation committee again retained Radford, a business unit of AON plc (“Radford”), an independent third-party compensation consulting firm for guidance in making compensation decisions. Specifically, for 2021, the compensation committee requested Radford to advise it on a variety of compensation-related issues, including:

•	conducting market research and analysis of current practices of comparable public companies to assist the compensation committee in developing director and executive compensation levels;

•	reviewing our peer group to determine whether additional or different peer companies or groups are necessary to provide appropriate information on market practices and compensation levels;

•	advising with regard to the amendment and restatement of our equity plan during 2021; and

•	providing general information concerning director and executive compensation trends and developments.
Radford did not provide any other services to us in 2021 beyond its engagement as an advisor to the compensation committee on director and executive compensation matters. The compensation committee assessed the independence of Radford pursuant to SEC and Nasdaq rules and concluded that no conflict of interest existed that would have prevented Radford from serving as an independent consultant to the compensation committee currently or during 2021.
Competitive Positioning
The compensation committee reviews our peer group annually to reflect changes in market capitalization and other factors, including acquisitions, and revises the companies included in the peer group accordingly. For 2021, Radford assisted the compensation committee in identifying an appropriate peer group of companies for use as a reference when determining 2021 director and executive compensation.
The identified peer group consisted of 20 life sciences companies in similar phases of development as us with the following characteristics was selected based on the following parameters and not on the basis of executive compensation levels:

Market Capitalization	Market capitalization between $350 million and $3.5 billion, when the peer group was first approved by the compensation committee for 2021 compensation purposes. Zogenix had a
30-day
average market capitalization of $1.1 billion as of such date, and ranked in the 16 th
percentile relative to the peer group on this metric.

Sector and Stage	Recently commercial publicly-traded biopharma/biotech companies. Zogenix was considered a commercial stage company at the time the peer group was approved.

Revenue	Below $200 million in revenue. Zogenix had trailing 12-month revenue of $5 million at the time the peer group was approved and ranked in the 9 th percentile relative to the peer group on this metric.

Headcount	Less than 500 employees. Zogenix had 327 employees as of the same date and ranked in the 10 th percentile relative to the peer group on this metric.

Geographic Location	Focus on companies in the Bay Area, Boston or other biotech “hub” locations. Zogenix’s headquarters is in Emeryville, California.

Zogenix, Inc. | 2021 Form 10-K/A | 11

For 2021, this peer group consisted of the following companies:

Aerie Pharmaceuticals Alector Amicus Therapeutics Atara Biotherapeutics Biohaven Pharmaceutical Cytokinetics Deciphera Pharmaceuticals Dicema Pharmaceuticals Enanta Pharmaceuticals Epizyme	Esperion Therapeutics FibroGen Global Blood Therapeutics GW Pharmaceuticals Heron Therapeutics Insmed Karyopharm Therapeutics Kronos Bio Sangamo Therapeutics Xencor
Our compensation committee reviewed the foregoing comparable company data in connection with its determinations of the 2021 base salaries, target bonuses and equity awards for our named executive officers. The compensation committee generally does not attempt to set our compensation levels or awards at a certain target percentile with respect to the comparable company data or otherwise rely entirely on that data to determine named executive officer compensation. Instead, as described above and consistent with past practice, the compensation committee members relied on their judgment and experience in setting those compensation levels and making those awards. However, the compensation committee generally strives to set cash compensation and target cash compensation at approximately the 50 th
percentile of the peer company data for comparable positions and total annual equity award value at approximately the 50 th
percentile, but variations on this pay positioning occur from year to year.
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

Zogenix, Inc. | 2021 Form 10-K/A | 12

In February 2021, the compensation committee reviewed the base salaries of our named executive officers. The compensation committee, in consultation with our Chief Executive Officer (with respect to the salaries of our other named executive officers) and its independent compensation consultant, determined that the base salaries of our named executive officers would be as follows, which increases were effective April 1, 2021:

Named Executive Officer	2021 Base Salary Approved in February 2021
Dr. Farr	$647,900
Mr. Smith	$453,200
Ms. Mitchell	$443,000
Dr. Galer	$468,000
Mr. Sagrolikar	$455,000	(1)
Dr. Farfel	$462,000

(1)	Mr. Sagrolikar’s annual base salary was further increased in August 2021 to $490,000 in connection with his promotion to Executive Vice President and Chief Operating Officer.
The foregoing increases were designed to bring each executive’s annual base salary and target total cash compensation closer to the 50 th
percentile of similarly-situated executives, in line with the company’s pay positioning philosophy. Based on the comparable market information provided to the compensation committee by Radford in February 2021, the base salaries and target total cash compensation of the named executive officers were significantly below the 50 th
percentile. In general, for 2021, after the foregoing increases, the base salaries of our named executive officers generally approximated the 50 th
percentile of similarly-situated executives among our peer group, with the exception of Dr. Farr, whose base salary remained slightly below the 50 th
percentile.
The actual base salaries paid to all of our named executive officers for 2021 are set forth in the “Summary Compensation Table” below.
Performance Bonuses
Each named executive officer is also eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our board of directors and, with respect to our named executive officers other than Dr. Farr, individual performance.
Bonuses are set based on the executive’s base salary as of the end of the bonus year, and are expected to be paid out in the first quarter of the following year. The target levels for executive bonuses for 2021 were as follows: 65% of base salary for our President and Chief Executive Officer (100% of which is based on corporate objectives) and 45% of base salary for our other named executive officers (90% of which is based on corporate objectives and 10% of which is based on individual performance). In general, the target bonuses of our named executive officers approximate the 50 th
percentile of similarly-situated executives among our peer group, which generally results in target total cash compensation for our named executives at approximately the 50 th
percentile of similarly-situated executives.
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

Zogenix, Inc. | 2021 Form 10-K/A | 13

Corporate Performance Goals and Performance Levels
The corporate performance goals for 2021 were approved by the board of directors in February 2021. The 2021 performance goals were aggressive and set at challenging levels such that the attainment of executive target annual cash incentive award opportunities was not assured at the time they were set and would require a high level of effort and execution on the part of the executive officers and others in order to achieve the goals. The compensation committee believes that each of these goals is strongly aligned to the creation of stockholder value.
To determine our corporate performance percentage for 2021, the compensation committee employed a holistic analysis that took into account both the extent to which the performance goals had been achieved or exceeded as well as the relative difficulty of achieving the goals that were met and that were only partially met. In light of our strong performance and the challenging nature of the goals and the pandemic environment, the compensation committee determined our corporate performance percentage to be 101% of the target performance level for 2021. The table below provides additional details about the compensation committee’s assessment of our actual performance against our 2021 corporate performance goals:

2021 CORPORATE OBJECTIVE	WEIGHTING	2021 HIGHLIGHTS	PERFORMANCE	WEIGHTED PERFORMANCE
FINTEPLA ® DRAVET SYNDROME	35%	• Global revenue met targeted level • Launched in Germany, UK and Italy and completed launch preparation for France • J-NDA submission in fourth quarter • Established distribution partnerships or named patient programs • Increased awareness among target US health care providers	102%	35.5%

FINTEPLA ® INDICATION EXPANSION	25%	• LGS supplemental NDA submitted	112%	28%

		• LGS EU Type II variation submitted • LGS launch preparations in place

MT1621 DEVELOPMENT	20%	• Completed development of drug substance and product manufacturing to support future regulatory submissions	87%	17.3%

		• Held successful health authority meetings to clarify requirements for future regulatory submissions

FINANCIAL PERFORMANCE	10%	• Maintain cash operating expenses within budget and year end cash reserves at targeted levels	100%	10%

COMPANY CULTURE	10%	• 85% response rate to employee survey and program to address need identified from results • Create and implement equitable recruitment, retention and promotion practices	100%	10%
TOTAL				101%
This overall 101% achievement level was then used to determine each named executive officer’s bonus. For the named executive officers other than Dr. Farr, each of his or her target bonus was split into its corporate and individual components, based on the weighting applicable to such named executive officer as described above.

Zogenix, Inc. | 2021 Form 10-K/A | 14

Individual Performance Levels
The compensation committee’s determination of the individual components of the 2021 bonus awards for our named executive officers was not based on the achievement of any predetermined individual performance objectives, criteria or guidelines, but rather on the compensation committee’s subjective assessment of each officer’s overall performance of their duties during 2021. Our named executive officers received the individual performance achievement percentages indicated in the table below.
Annual Cash Incentive Payout Formula

	Target Cash Incentive Award for 2021					Annual Cash Incentive Award for 2021
Named Executive Officer	Percentage of Base Salary	Corporate Performance Weighting	Performance Percentage	Individual Performance Weighting	Individual Performance Percentage
Dr. Farr	65%	100%	101%	0%	—	$425,346
Mr. Smith	45%	90%	101%	10%	101%	$205,979
Ms. Mitchell	45%	90%	101%	10%	101%	$201,344
Dr. Galer	45%	90%	101%	10%	101%	$212,706
Mr. Sagrolikar	50%	90%	101%	10%	101%	$247,450
Dr. Farfel	45%	90%	101%	10%	101%	$209,979
With the exception of Mr. Sagrolikar, whose annual target bonus increased to 50% in August 2021 in connection with his promotion to Executive Vice President and Chief Operating Officer, the target cash incentive awards of our executive officers as a percentage of base salary remained unchanged from 2020.
The annual performance bonuses paid to our named executive officers for 2021 are set forth in the “Summary Compensation Table” below.
Long-Term Equity Incentive
The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and other employees, non-
employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment over multiple years, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards. In determining the size of the long-term equity incentives to be awarded to our named executive officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions to us and the size of prior grants. We have had no program, plan or practice pertaining to the timing of stock option grants to named executive officers coinciding with the release of material non-public
information.
We use equity awards to compensate our named executive officers both in the form of initial grants in connection with the commencement of employment and annual refresher grants. Annual grants of equity awards are typically approved by the compensation committee during the first quarter of each year. While we intend that the majority of stock awards to our employees be made pursuant to initial grants or our annual grant program, the compensation committee retains discretion to make equity awards to employees at other times, including in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the compensation committee. We do not have any stock ownership requirements for our named executive officers.
Equity Vehicles
Annual equity awards are granted under our 2007 Equity Plan, using mix of different equity instruments to further its goal of attracting and retaining top performers and to balance the relative advantages of different instruments.

•
Stock options are an important vehicle for tying executive pay to performance, because they deliver future value only if the value of our common stock increases above the exercise price. As a result, they provide strong incentives for our executive officers to increase the value of our common stock over the long term, and they tightly align the interests of our executives with those of our stockholders.

•
RSU awards are granted because they are less dilutive to our stockholders, as fewer shares of our common stock are granted to achieve an equivalent value relative to stock options, and because RSU awards are an effective retention tool that maintain value even in cases where the share price is trading lower than the initial grant price.

Zogenix, Inc. | 2021 Form 10-K/A | 15

•	PSU awards are granted to align the compensation of our executive officers with company performance, as further described below.
The exercise price of each stock option grant is the fair market value of our common stock on the grant date, as determined by our board of directors from time to time. Stock option awards granted in connection with an employee’s commencement of employment generally vest over a four-year period as follows: 25% of the shares underlying the option vest on the first anniversary of the date of the vesting commencement date and the remainder of the shares underlying the option vest in equal monthly installments over the remaining 36 months thereafter. Annual stock option awards to our named executive officers vest monthly over a four-year period. RSU awards generally vest in four equal annual installments. From time to time, our compensation committee may, however, determine that a different vesting schedule is appropriate.
2021 Annual Equity Awards
Generally, the compensation committee determines the value of each executive officer’s annual equity grant using a holistic evaluation that takes into account a competitive market analysis prepared by our independent compensation consultant with market data for each role, the recommendations of our Chief Executive Officer based on his evaluation of their individual performance (except with respect to the Chief Executive Officer’s performance), the extent to which the executive officer is currently vested in his or her stock awards, scope and criticality of the executive’s role and parity in targets among executives in roles of a given level. For 2021, while our compensation committee reviewed competitive market data prepared by Radford in connection with its grant of long-term equity incentive awards to the named executive officers, such awards were not determined by reference to any specific target level of compensation or benchmarking. Based upon these factors, the compensation committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.
In March 2021, the compensation committee approved the annual equity awards for Messrs. Smith and Sagrolikar, Ms. Mitchell and Drs. Galer and Farfel in a combination of options, RSU awards and PSU awards with approximately one-third
of the value allocated in the form of each type of award.
The equity awards granted to our named executive officers for 2021 are set forth in the “Grants of Plan-Based Awards Table” below. The option and RSU awards vest over four years in accordance with the standard vesting schedules described above. The performance goals for the PSU awards are based on objectives related to regulatory and commercial objectives: 35% of the PSUs will vest upon the achievement of trailing annual sales of $100 million prior to March 1, 2025, 30% of the PSUs will vest upon the achievement of trailing annual sales of $150 million prior to March 1, 2025, and 35% of the PSUs will vest upon sNDA approval for LGS prior to March 1, 2025, in each case subject to continued employment through the applicable vesting date. In addition, all of the PSUs shall vest upon a change in control.
The compensation committee’s recommendation regarding each named executive officer’s award amount was not based on any quantifiable factors, but instead was based on the compensation committee’s subjective analysis of the award levels the committee deemed appropriate for each executive in light of various factors, including the dilution created as a result of our public offerings and the need to continue to incentivize our executives. Each of these factors was taken into consideration by the compensation committee for each executive, as was management’s recommendations regarding the appropriate award levels. The final award levels, however, were entirely based on the compensation committee’s subjective analysis of these general factors and internal pay equity considerations. In general, the target total value of the equity incentives granted to our named executive officers in 2021 approximated the 75 th
percentile of similarly-situated executives among our peer group.
For a description of certain accelerated vesting provisions applicable to the stock awards granted to our named executive officers, see “— Post Termination and Change in Control Benefits” and “— Employment Agreements” below.
Health, Welfare and Retirement Benefits
The establishment of competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel.

Zogenix, Inc. | 2021 Form 10-K/A | 16

Health and Welfare Benefits.
Our named executive officers are eligible to participate in all our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We believe that these health and welfare benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.
Retirement Savings.
All our full-time employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($19,500 in 2021), with additional salary deferrals not to exceed $6,000 available to those employees 50 years of age or older, and to have the amount of this reduction contributed to our 401(k) plan. Our 401(k) Plan permits us to make discretionary matching contributions, and in 2021 we made matching contributions for all plan participants, including our named executive officers.
Other Benefits
We do not provide significant perquisites or personal benefits to our named executive officers. Pursuant to their respective employment agreements, Ms. Mitchell and Mr. Sagrolikar are entitled to relocation benefits in connection with their respective relocations to the San Francisco Bay Area, which are expected to be complete in 2021.
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
Response to 2021
Say-On-Pay
Vote
In May 2021, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay
vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 95% of stockholder votes cast in favor of our 2021 say-on-pay
resolution (excluding abstentions and broker
non-votes).
As we evaluated our compensation practices and talent needs throughout 2021, we were mindful of the strong support our stockholders have historically expressed for our compensation philosophy. As a result, the compensation committee decided to generally retain our existing approach to executive compensation for our continuing executives, with an emphasis on short- and long-term incentive compensation that rewards our senior executives for corporate and individual performance.
Prohibition on Certain Transactions in Zogenix Securities
Our insider trading policy prohibits officers, directors and employees, and entities controlled by such individuals and members of their households, from making short sales in our equity securities, transacting in puts, calls or other derivative securities involving our equity securities, on an exchange or in any other organized market, engaging in hedging or monetization transactions, such as zero-cost
collars and forward sale contracts, purchasing our securities on margin or pledging our securities as collateral for a loan.
Clawback Policy
In March 2021, our board adopted an incentive compensation “clawback” policy. We believe that by providing the company with the appropriate power to recover incentive compensation paid to an executive officer in this situation, the company further demonstrates its commitment to strong corporate governance. This compensation recovery policy is in addition to any policies or recovery rights that are provided under applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act.

Zogenix, Inc. | 2021 Form 10-K/A | 17

Under our compensation recovery policy, if the compensation committee determines that an accounting restatement due to our material noncompliance with any financial reporting requirement under U.S. securities laws was caused by an executive officer’s fraudulent, willful or negligent misconduct, it may require forfeiture of unvested incentive compensation or any unpaid incentive compensation, vested or unvested, or reimbursement of the after-tax
portion of any incentive compensation paid to the executive officer. The amount of compensation that may be recovered is the portion of any bonus or incentive payment paid to, any performance-based equity award earned by, the executive officer that the executive officer would not have received if the Company’s financial results had been reported properly. The right to cause a forfeiture or recovery of incentive compensation applies to incentive compensation awarded, vested and/or paid during the one year prior to the date on which the company is required to prepare an accounting restatement.
Tax and Accounting Considerations
Deductibility of Executive Compensation
The compensation committee and our board of directors have considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for “covered employees.” Prior to the Tax Cuts and Jobs Act of 2017, covered employees generally consisted of a company’s chief executive officer and its three most highly compensated executive officers serving at the end of the taxable year (other than its chief financial officer), and compensation that qualified as “performance-based” under Section 162(m) was exempt from this $1 million deduction limitation. As part of the Tax Cuts and Jobs Act of 2017, the ability to rely on this exemption was, with certain limited exceptions, eliminated; in addition, the definition of covered employees was expanded to generally include all named executive officers. Although we historically maintained plans that were intended to permit the payment of deductible compensation under Section 162(m) of the Code if the requirements of Section 162(m) were satisfied, subject to the limited transition relief rules in the Tax Cuts and Jobs Act of 2017, we may no longer be able to take a deduction for any compensation in excess of $1 million that is paid to a covered employee. While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the compensation committee, however, retains the discretion to approve compensation that may not qualify for the compensation deduction if, considering all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.
Accounting for Stock-Based Compensation
Under FASB ASC 718, we are required to estimate the grant date “fair value” for each grant of equity award using various assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. ASC 718 also requires us to recognize the compensation cost of stock-based awards in our income statements over the period that an employee is required to render service in exchange for the award.
Risk Assessment of Compensation Program
In March 2021, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our compensation committee.

Zogenix, Inc. | 2021 Form 10-K/A | 18

Reports of the Compensation Committee of the Board of Directors
The compensation committee of our board of directors has submitted the following report for inclusion in this proxy statement:
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form
10-K
for the year ended December 31, 2021, filed by us with the SEC.
This report of the compensation committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The foregoing report has been furnished by the compensation committee.
Respectfully submitted,
The Compensation Committee of the Board of Directors
Mark Wiggins (Chairman)
James B. Breitmeyer, M.D., Ph.D.
Caroline Loewy
Renee P. Tannenbaum, Pharm.D.
Summary Compensation Table
The following table shows information regarding the compensation earned by our named executive officers during the years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Stephen J. Farr, Ph.D.	2021	642,425	—	1,750,871	1,134,235	425,346	13,381	3,966,258
Chief Executive Officer	2020	615,750	—	752,400	2,977,359	390,600	11,400	4,747,509
and President	2019	578,750	—	1,053,200	8,425,600	280,800	8,400	10,346,750

Michael P. Smith	2021	449,900	—	469,000	303,808	205,979	8,382	1,437,069
Executive Vice President, Chief Financial Officer,	2020	433,000		177,840	703,739	190,870	9,723	1,515,172
Treasurer and Secretary	2019	409,000	—	427,863	3,357,075	156,700	7,639	4,358,277

Shawnte M. Mitchell	2021	439,750	—	469,000	303,808	201,344	65,758	1,479,660
Executive Vice President, General Counsel and Corporate Secretary	2020	301,326	—	—	1,914,759	186,530	96,772	2,499,387

Bradley S. Galer, M.D.	2021	463,500	—	637,100	364,569	212,706	—	1,677,875
Executive Vice President	2020	444,375		177,840	703,739	197,240	—	1,523,194
and Chief Medical Officer	2019	424,375	—	427,863	3,357,075	157,700	—	4,367,013

Ashish M. Sagrolikar (5)	2021	461,646	—	1,068,600	796,825	247,450	14,500	2,589,021
Executive Vice President	2020	416,450		273,600	1,082,676	186,280	14,250	1,973,256
and Chief Operating Officer	2019	389,350	—	427,863	3,357,075	144,200	7,687	4,326,175

Gail M. Farfel, Ph.D.	2021	456,500	—	562,800	364,569	209,979	14,500	1,608,348
Executive Vice President	2020	433,000	—	164,160	631,561	190,870	14,250	1,433,841
and Chief Research Officer	2019	409,000	—	427,863	3,357,075	148,300	11,200	4,353,438

(1)
The amounts shown in these columns constitute stock options, RSUs and PSUs, as applicable, granted under our equity incentive programs. The amounts are valued based on the aggregate grant date fair value of the award in accordance with ASC 718. See Note 14 to our consolidated financial statements in this Annual Report for a discussion of the relevant assumptions used in determining the grant date fair value of equity awards pursuant to ASC 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Whether, and to what extent, a named executive officer realizes a

Zogenix, Inc. | 2021 Form 10-K/A | 19

financial benefit from the awards will depend on our actual operating performance, stock price fluctuations and the named executive officer’s continued service to us. With respect to the PSUs granted to the named executive officers during 2021, the grant date fair value, assuming achievement in full of all of the performance objectives, would be as follows: Dr. Farr, $875,435.40; Mr. Smith, $234,500; Ms. Mitchell, $234,500; Dr. Galer, $281,400; Mr. Sagrolikar, $469,000; and Dr. Farfel, $281,400.
(2)	These amounts represent performance bonuses earned under our executive bonus program, which is described above under “Compensation Discussion and Analysis — Performance Bonuses.”
(3)
The amounts represent 401(k) plan matching contributions paid by us and generally available to all full-time U.S. employees and, for Ms. Mitchell for 2020, relocation expenses in the amount of $61,203 and related tax gross-ups
for such relocation expenses in the amount of $27,447.

2021 Grants of Plan-Based Awards
The following table sets forth summary information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2021.

Name	Grant Date	Date of Approval of Equity Awards	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Number of Shares of Stock or Units (#)(3)	All Other Option Awards Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Award ($/sh)	Grant Date Fair Value of Stock and Option Awards $)(5)
			Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
Stephen J. Farr, Ph.D.	—	—	—	421,135	526,419	—	—	—	—	—	—	—
	3/26/2021	3/25/2021	—	—	—	—	—	—	—	93,335	18.76	1,134,235
	3/26/2021	3/25/2021	—	—	—	—	—	—	46,665	—	—	875,435.40
	3/26/2021	3/25/2021	—	—	—	—	46,665	—	—	—	—	875,435.40

Michael P. Smith	—	—	—	203,940	254,925	—	—	—	—	—	—	—
	3/26/2021	3/25/2021	—	—	—	—	—	—	—	25,000	18.76	303,808
	3/26/2021	3/25/2021	—	—	—	—	—	—	12,500	—	—	234,500
	3/26/2021	3/25/2021	—	—	—	—	12,500	—	—	—	—	234,500

Shawnte M. Mitchell	—	—	—	199,350	249,188	—	—	—	—	—	—	—
	3/26/2021	3/25/2021	—	—	—	—	—	—	—	25,000	18.76	303,808
	3/26/2025	3/25/2021	—	—	—	—	—	—	12,500	—	—	234,500
	3/26/2021	3/25/2021	—	—	—	—	12,500	—	—	—	—	234,500

Bradley S. Galer, M.D.	—	—	—	210,600	263,250	—	—	—	—	—	—	—
	3/26/2021	3/25/2021	—	—	—	—	—	—	—	30,000	18.76	364,569
	3/26/2021	3/25/2021	—	—	—	—	—	—	15,000	—	—	281,400
	3/26/2025	3/25/2021	—	—	—	—	15,000	—	—	—	—	281,400
	8/9/2021	8/3/2021	—	—	—	—	—	—	5,000	—	—	74,300

Ashish M. Sagrolikar	—	—	—	227,500	284,375	—	—	—	—	—	—	—
	3/26/2021	3/25/2021	—						—	50,000	18.76	607,615
	3/26/2021	3/25/2021	—	—	—				25,000	—	—	469,000
	3/26/2021	3/25/2021	—	—	—	—	25,000	—	—	—	—	469,000
	8/9/2021	8/3/2021	—	—	—					20,000	14.86	189,210

Gail M. Farfel, Ph.D.	—	—	—	207,900	259,875	—	—	—	—	—	—	—
	3/26/2021	3/25/2021	—	—	—	—	—	—	—	30,000	18.76	303,808
	3/26/2021	3/25/2021	—	—	—	—	—	—	15,000	—	—	281,400
	3/26/2021	3/25/2021	—	—	—	—	15,000	—	—	—	—	281,400

(1)
Amounts in this column represent target and maximum cash performance bonus opportunities for the named executive officers in 2021 under our executive bonus program, which is described above under “— Compensation Discussion and Analysis — Performance Bonuses.”

(2)
Amounts represent the target number of shares underlying PSUs based on performance objectives related to regulatory and commercial objectives: 35% of the PSUs will vest upon the achievement of trailing annual sales of $100 million prior to March 1, 2025, 30% of the PSUs will vest upon the achievement of trailing annual sales of $150 million prior to March 1, 2025, and 35% of the PSUs will vest upon sNDA approval for LGS prior to March 1, 2025, in each case subject to continued employment through the applicable vesting date. In addition, all of the PSUs shall vest upon a change in control.

(3)
The RSUs vest over a four-year period at the rate of 25% of the RSUs on each of March 15, 2022, 2023, 2024 and 2025, subject to continuous service through each vesting date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “—Employment Agreements” below.

(4)
The option awards vest in equal monthly installments over the four-year period of continuous service following the grant date. All option awards have a
10-year
term from the grant date. For a description of the accelerated vesting applicable to the foregoing equity awards, see “Employment Agreements” below.

Zogenix, Inc. | 2021 Form 10-K/A | 20

(5)
The applicable grant-date fair value of each option, RSU and PSU award was calculated in accordance with ASC 718. For a discussion of our valuation methodology used, see Note 14 to our consolidated financial statements for the year-end
December 31, 2021 included in this Annual Report. These amounts do not reflect whether the recipient has actually realized or will realize. Whether, and to what extent, a named executive officer realizes a financial benefit from the awards will depend on our actual operating performance, stock price fluctuations and the named executive officer’s continued service to us.

Discussion of Summary Compensation and Grants Plan-Based Awards Table
Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the 2021 Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our employment agreements and compensation plans and arrangements is set forth below.
Employment Agreements
Pursuant to the employment agreements with each of our executive officers, if we terminate such officer’s employment without cause (as defined below) or such officer resigns for good reason (as defined below) or such officer’s employment is terminated as a result of his or her death or following his or her permanent disability, the executive officer or his or her estate, as applicable, is entitled to the following payments and benefits: (1) his or her fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award or agreement, health benefits plan or other group benefit plan to which he or she may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of his or her base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the
12-month
period following termination had such officer remained continuously employed by us during such period.
If a named executive officer is terminated without cause or resigns for good reason during the period commencing 60 days prior to a change in control (as defined below) or 12 months following a change in control, such officer shall be entitled to receive, in addition to the severance benefits described above, a lump sum cash payment in an amount equal to his or her bonus (as defined below) for the year in which the termination of employment occurs plus, in the case of Dr. Farr, an additional 6 months of his base salary as in effect immediately prior to the date of termination. In addition, in the event of a change in control, the vesting and exercisability of 50% of the executive officer’s outstanding unvested stock awards shall be automatically accelerated and, in the event an executive officer is terminated without cause or resigns for good reason within three months prior to or 12 months following a change in control, the vesting and exercisability of 100% of the executive officer’s outstanding unvested equity awards shall be automatically accelerated (although the service-based RSUs granted to the executives will not be eligible to receive the enhanced change in control vesting pursuant to this provision based on an involuntary termination without cause or resignation for good reason preceding a change in control, in which case the standard acceleration upon an involuntary termination will apply). For a further description of the potential compensation payable to our named executive officers under their employment agreements, please see “— Potential Payments Upon Termination or Change in Control” below.
Ms. Mitchell’s employment agreement provides she will be eligible to receive relocation assistance and related tax gross-ups
to the extent such relocation payments are taxable income to her up to an aggregate of $100,500. In the event Ms. Mitchell terminates her employment without good reason within one year following the date upon which she relocates to the San Francisco Bay Area, she will be required to repay a pro rata portion of the relocation payments and any related tax gross-up
payment based on the number of days elapsed in the one year period ending on the first anniversary of her relocation date.
Mr. Sagrolikar’s employment agreement provides that he will be eligible to receive relocation assistance (and related tax-gross
ups to the extent such relocation payments are taxable income to him) up to an aggregate of $220,000, plus temporary housing at our expense until his relocation to the San Francisco Bay Area.
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

Zogenix, Inc. | 2021 Form 10-K/A | 21

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

Zogenix, Inc. | 2021 Form 10-K/A | 22

Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth specified information regarding the outstanding equity awards held by our named executive officers at December 31, 2021.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Stephen J. Farr, Ph.D.	3/26/2021		17,500	75,835	18.76	3/26/2031	—	—	—	—
	3/26/2021		—	—	—	—	46,665	758,306	—	—
	3/26/2021		—	—	—	—	—	—	46,665	758,306
	3/4/2020	(6)	72,188	92,812	27.36	3/4/2030	—	—	—	—
	3/4/2020		—	—	—	—	20,625	335,156	—	—
	3/22/2019		110,000	50,000	52.66	3/22/2029	—	—	—	—
	3/22/2019		—	—	—	—	10,000	162,500	—	—
	3/15/2018		150,000	10,000	42.65	3/15/2028	—	—	—	—
	3/15/2018		—	—	—	—	5,000	81,250	—	—
	3/14/2017		85,937	—	10.20	3/14/2027	—	—	—	—
	3/14/2016		90,767	—	10.35	3/14/2026	—	—	—	—
	5/13/2015		93,750	—	11.04	5/13/2025	—	—	—	—
	3/17/2015		26,583	—	10.64	3/17/2025	—	—	—	—
	3/25/2014		43,749	—	24.56	3/25/2024	—	—	—	—
	3/15/2013		69,373	—	15.92	3/15/2023	—	—	—	—
	4/27/2012		87,499	—	15.04	4/27/2022	—	—	—	—

Michael P. Smith	3/26/2021		4,688	20,312	18.76	3/26/2031	—	—	—	—
	3/26/2021		—	—	—	—	12,500	203,125	—	—
	3/26/2021		—	—	—	—	—	—	12,500	203,125
	3/4/2020	(6)	17,063	21,937	27.36	3/4/2030	—	—	—	—
	3/4/2020		—	—	—	—	4,875	79,219	—	—
	3/22/2019		43,828	19,922	52.66	3/22/2029	—	—	—	—
	3/22/2019		—	—	—	—	4,062	66,008	—	—
	3/15/2018		35,156	2,344	42.65	3/15/2028	—	—	—	—
	3/15/2018		—	—	—	—	1,562	25,383	—	—
	1/16/2017	(7)	67,500	—	10.35	1/16/2027	—	—	—	—

Shawnte M. Mitchell	3/26/2021		4,688	20,312	18.76	3/26/2031	—	—	—	—
	3/26/2021		—	—	—	—	12,500	203,125	—	—
	3/26/2021		—	—	—	—	—	—	12,500	203,125
	4/20/2020	(7)	45,833	64,167	26.68	4/19/2030	—	—	—	—

Bradley S. Galer, M.D.	8/9/2021		—	—	—	—	5,000	81,250	—	—
	3/26/2021		5,625	24,375	18.76	3/26/2031	—	—	—	—
	3/26/2021		—	—	—	—	15,000	243,750	—	—
	3/26/2021		—	—	—	—	—	—	15,000	243,750
	3/4/2020	(6)	17,063	21,937	27.36	3/4/2030	—	—	—	—
	3/4/2020		—	—	—	—	4,875	79,219	—	—
	3/22/2019		43,828	19,922	52.66	3/22/2029	—	—	—	—
	3/22/2019		—	—	—	—	4,062	66,008	—	—
	3/15/2018		35,156	2,344	42.65	3/15/2028	—	—	—	—
	3/15/2018		—	—	—	—	1,562	25,383	—	—
	3/14/2017		60,000	—	10.20	3/14/2027	—	—	—	—
	3/14/2016		60,000	—	10.35	3/14/2026	—	—	—	—
	10/05/2015		28,500	—	13.32	10/5/2025	—	—	—	—
	3/17/2015		28,125	—	10.64	3/17/2025	—	—	—	—
	6/02/2014		8,125	—	16.64	6/2/2024	—	—	—	—
	12/17/2013		53,125	—	24.16	12/17/2023	—	—	—	—

Zogenix, Inc. | 2021 Form 10-K/A | 23

Ashish M. Sagrolikar	8/9/2021		1,667	18,333	14.86	8/9/2031	—	—	—	—
	8/9/2021		—	—	—	—	10,000	162,500	—	—
	3/26/2021		9,375	40,625	18.76	3/26/2031	—	—	—	—
	3/26/2021		—	—	—	—	25,000	406,250	—	—
	3/26/2021		—	—	—	—	—	—	25,000	406,250
	3/4/2020	(6)	26,250	33,750	27.36	3/4/2030	—	—	—	—
	3/4/2020		—	—	—	—	7,500	121,875	—	—
	3/22/2019		43,828	19,922	52.66	3/22/2029	—	—	—	—
	3/22/2019		—	—	—	—	4,062	66,008	—	—
	7/2/2018	(7)	85,417	14,583	43.70	7/2/2028	—	—	—	—
	7/2/2018	(8)	—	—	—	—	3,750	60,938	—	—

Gail M. Farfel, Ph.D.	3/26/2021		5,625	24,375	18.76	3/26/2031	—	—	—	—
	3/26/2021		—	—	—	—	15,000	243,750	—	—
	3/26/2021		—	—	—	—	—	—	15,000	243,750
	3/4/2020	(6)	15,313	19,687	27.36	3/4/2030	—	—	—	—
	3/4/2020		—	—	—	—	4,500	73,125	—	—
	3/22/2019		43,828	19,922	52.66	3/22/2029	—	—	—	—
	3/22/2019		—	—	—	—	4,062	66,008	—	—
	3/15/2018		37,500	2,500	42.65	3/15/2028	—	—	—	—
	3/15/2018		—	—	—	—	1,625	26,406	—	—
	3/14/2017		52,500	—	10.20	3/14/2027	—	—	—	—
	3/14/2016		45,000	—	10.35	3/14/2026	—	—	—	—
	10/05/2015		14,250	—	13.32	10/5/2025	—	—	—	—
	7/01/2015		30,289	—	13.96	7/1/2025	—	—	—	—

(1)
Vesting of each stock option and stock award is contingent upon the named executive officer’s continued service, except as may be accelerated on certain events described above under “—Employment Agreements” and under “—Potential Payments Upon Termination or Change in Control” described below.

(2)
Except as described below in footnotes 6 and 7, all option awards have a term of ten years from the date of grant and vest in successive equal monthly installments over a four-year period of continuous service following the grant date.

(3)
Except as described below in footnote 8, the RSUs vest in a series of four successive equal annual installments on each March 15 of the first four calendar years following the calendar year in which the grant date occurs.

(4)	Market value is calculated based on the closing price of our common stock of $16.25 per share on December 31, 2021 times the number of shares subject to the stock award.
(5)
The PSUs vest upon the attainment of
pre-determined
performance objectives related to regulatory and commercial objectives: 35% of the PSUs will vest upon the achievement of trailing annual sales of $100 million prior to March 1, 2025, 30% of the PSUs will vest upon the achievement of trailing annual sales of $150 million prior to March 1, 2025, and 35% of the PSUs will vest upon sNDA approval for LGS prior to March 1, 2025, in each case subject to the named executive officer’s continued employment through the applicable vesting date.

(6)	The option award vests in a series of forty-eight (48) successive, equal monthly installments with the first tranche vesting on April 15, 2020.
(7)
25% of the shares underlying the options vest on the first anniversary of the grant date and the remaining 75% vest in successive equal monthly installments over the following 36 months of continuous service.

(8)	The RSUs vest over a four-year period at the rate of 25% of the stock award on each of the first four anniversaries of the grant date.

Zogenix, Inc. | 2021 Form 10-K/A | 24

Option Exercises and Stock Vested
The following table sets forth information regarding stock awards that vested during 2021 with respect to our named executive officers. None of our named executive officers exercised stock options during 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Stephen J. Farr, Ph.D.	16,875	349,313
Michael P. Smith	5,218	108,013
Shawnte M. Mitchell	—	—
Bradley S. Galer, M.D.	5,218	108,013
Ashish M. Sagrolikar	7,744	160,317
Gail M. Farfel, Ph.D.	5,218	106,729

(1)	The value realized is based on the closing price of our common stock on the vesting date as reported on the Nasdaq Stock Market multiplied by the number of RSUs vested.
Potential Payments Upon Termination or Change in Control
The following table summarizes the potential payments to our named executive officers in four scenarios: (1) upon termination by us without cause or the executive’s resignation for good reason apart from a change in control (“CIC”); (2) upon termination by us following the executive’s permanent disability or as a result of the executive’s death; (3) upon termination by us without cause or the executive’s resignation for good reason within three months prior to or 12 months following a CIC; or (4) in the event of a CIC without a termination of employment. The table assumes that the termination of employment or CIC, as applicable, occurred on December 31, 2021. The definitions of “cause”, “good reason” and “bonus” are contained in the applicable employment agreement for each of our named executive officers, which are described above under the heading “— Employment Agreements.”

Triggering Event	Lump Sum Cash Severance ($)(1)	Accelerated Options ($)(2)	Accelerated RSUs ($)(3)	Accelerated PSUs ($)(3)	Health Benefits ($)(4)	Total ($)
Stephen J. Farr, Ph.D.
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	677,100	—	463,795	—	26,571	1,167,466
Death/Disability	677,100	—	463,795	—	26,571	1,167,466
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	1,042,682	—	1,337,213	—	26,571	2,406,466
CIC Only (Continued Employment)	—	—	668,607	758,306	—	1,426,913

Michael P. Smith
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	473,600	—	135,586	—	27,150	636,336
Death/Disability	473,600	—	135,586	—	27,150	636,336
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	658,116	—	373,734	—	27,150	1,059,000
CIC Only (Continued Employment)	—	—	186,867	203,125	—	389,992

Shawnte M. Mitchell
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	463,000	—	50,781	—	34,175	547,956
Death/Disability	463,000	—	50,781	—	34,175	547,956
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	592,291	—	203,125	—	34,175	829,591
CIC Only (Continued Employment)	—	—	101,563	203,125	—	304,688

Zogenix, Inc. | 2021 Form 10-K/A | 25

Bradley S. Galer, M.D.
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	489,100	—	166,055	—	34,660	689,815
Death/Disability	489,100	—	166,055	—	34,660	689,815
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	678,315	—	495,609	—	34,660	1,208,584
CIC Only (Continued Employment)	—	—	247,804	243,750	—	491,554

Ashish M. Sagrolikar
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	512,100	25,483	276,758	—	29,563	843,904
Death/Disability	512,100	25,483	276,758	—	29,563	843,904
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	704,743	25,483	817,570	—	29,563	1,577,359
CIC Only (Continued Employment)	—	12,741	408,785	406,250	—	827,776

Gail M. Farfel, Ph.D.
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	482,800	—	144,727	—	34,363	661,890
Death/Disability	482,800	—	144,727	—	34,363	661,890
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	665,850	—	409,289	—	34,363	1,109,502
CIC Only (Continued Employment)	—	—	204,644	243,750	—	448,394

(1)
Lump sum cash severance amount represents 12 months of base salary for each named executive officer (except in the event of an involuntary termination without cause or resignation for good reason within 60 days prior to, or 12 months following a change in control, in which case each named executive officer is entitled to receive 12 months of base salary (18 months in the case of Dr. Farr) plus the average of his or her bonus awarded for fiscal 2021, 2020 and 2019 (or such lesser number of years he or she has been employed by us)). The definition of “bonus” is described above under the heading “Employment Agreements.”

(2)
The value attributable to the accelerated options represents the excess of the fair market value of our common stock of $16.25 on December 31, 2021 over the exercise price of the unvested options the vesting of which accelerates in connection with the specified event. In the event of an involuntary termination without cause or resignation for good reason apart from a CIC and death/disability, shares subject to acceleration represent the vesting and exercisability of outstanding unvested option awards as to the number of option awards that would have vested over the
12-month
period following termination had such officer remained continuously employed by us during such period. In the event of a change in control, shares subject to acceleration represent the vesting and exercisability of 50% of all outstanding unvested option awards and, in the event an executive officer is terminated without cause or resigns for good reason within three months prior to (as opposed to 60 days prior to for cash severance) or 12 months following a change in control, shares subject to acceleration represent the vesting and exercisability of 100% of all outstanding unvested option awards.

(3)
Represents the aggregate value of the accelerated vesting of RSU awards and PSU awards, calculated by multiplying the fair market value of our common stock of $16.25 on December 31, 2021 by the number of RSUs and PSUs the vesting of which accelerates in connection with the applicable triggering event. In the event of an involuntary termination without cause or resignation for good reason apart from a CIC and death/disability, shares subject to acceleration represent the vesting and exercisability of outstanding unvested RSUs as to the number of RSUs that would have vested over the
12-
month period following termination had such officer remained continuously employed by us during such period. In the event of a change in control, shares subject to acceleration represent the vesting and exercisability of 50% of all outstanding unvested RSU awards and 100% of all outstanding unvested PSU awards and, in the event an executive officer is terminated without cause or resigns for good reason within 12 months following a change in control, shares subject to acceleration represent the vesting and exercisability of 100% of all outstanding unvested RSUs.

(4)	Represents the value of the continuation of health benefits for a period of 12 months following the date of the named executive officer’s termination.

Zogenix, Inc. | 2021 Form 10-K/A | 26

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are required to disclose the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median compensated employee, using the required calculations. The pay ratio included in this information is a reasonable estimate calculated in a manner that is intended to be consistent with Item 402(u) of Regulation
S-K.
SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. We have determined to use the same median employee for 2021 as we used for 2020, after considering the changes to our employee population and compensation programs during 2021, as well as the 2021 compensation of the median employee.
As of December 31, 2020, our employee population consisted of 212 individuals. To identify the median employee for fiscal 2020, we looked at our employee population as of December 31, 2020 and determined each such employee’s fiscal 2020 compensation consisting of base salary and performance bonus, our consistently applied compensation measure. Additional information regarding our methodology includes the following:

•	for employees who were hired in 2020, but did not work for us for the entire fiscal year, we annualized their compensation as if they had been employed by us for all of 2020;

•	no cost of living adjustment was applied;

•	for an employee paid in a currency other than U.S. dollars, their compensation was converted into U.S. dollars, using exchange rates as of December 31, 2020; and

•	three employees located in Japan were excluded from our employee population, as permitted under SEC rules, because they represented less than 5% of our employee population.
To calculate the 2021 pay ratio, we calculated the components of the median employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K.
For 2021, our last completed fiscal year:

•	our Chief Executive Officer’s annual total compensation, as reported in the Summary Compensation Table included elsewhere in this Proxy Statement, was $3,966,258; and

•	our median employee’s annual total compensation was $302,719.
Based on this information, our 2021 Chief Executive Officer to median employee pay ratio was approximately 13 to 1.
This pay ratio disclosure is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions, to apply certain exclusions and to make reasonable estimates that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable with the pay ratio that we have reported.
Director Compensation
We compensate
non-employee
members of the board of directors. Directors who are also employees do not receive cash or equity compensation for service on the board of directors in addition to compensation payable for their service as our employees.

Zogenix, Inc. | 2021 Form 10-K/A | 27

Our
non-employee
directors receive an annual cash retainer for service on the board of directors, plus reimbursement for reasonable out-of-pocket
expenses incurred in connection with attendance at board and board committee meetings, as well as additional retainers for service as our chairman of our board of directors (however the total cash compensation paid to the chairman of the board in all capacities cannot exceed $100,000 in any calendar year), as follows:

Service	Annual Retainer
Board Service	$45,000	(1)
Non-employee director	$40,000
Additional retainer - chairperson	$60,000
Audit Committee Service
Chair	$25,000
Member	$10,000
Compensation Committee Service
Chair	$15,000
Member	$7,500
Nominating/Corporate Governance Committee Service
Chair	$10,000
Member	$5,000

(1)	The annual retainer for our non-employee directors was increased from $40,000 to $45,000 effective May 27, 2021.
Pursuant to our
non-employee
director compensation policy, any
non-employee
director who is first elected to the board of directors on the date of his or her initial election to the board of directors, and each non-employee
director continuing in service as a
non-employee
director as of the date of each annual stockholder meeting is receives a stock option grant as follows:

	Number of shares	Vesting Schedule
Initial option grant	30,000	36 monthly installments
Annual option grant	22,000	12 monthly installments
The initial options granted to
non-employee
directors will vest over three years in 36 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The annual options granted to non-employee
directors described above will vest over one year in 12 equal monthly installments, subject to the director’s continuing service on our board of directors on those dates. The term of each option granted to a non-employee
director will be ten years and will remain exercisable for a period of 12 months following a director’s termination of service. These options are granted under the amended and restated 2010 Equity Incentive Award Plan. All options have an exercise price per share equal to the fair market value of our common stock on the date of grant.
The following table summarizes the compensation earned or paid to non-employee
directors during 2021. Dr. Farr is not included in the following table as he served as an executive officer during 2021 and his compensation is included in the Summary Compensation Table in the “Executive Compensation and Other Information” section below. Dr. Farr does not receive any compensation for his service as a member of the board of directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Louis C. Bock	100,000	236,239	336,269
James B. Breitmeyer, M.D., Ph.D.	70,000	236,239	306,269
Cam L. Garner	65,000	236,239	301,269
Caroline M. Loewy	60,000	236,239	296,269
Erle T. Mast	52,500	236,239	288,769
Mary E. Stutts	47,500	236,239	283,769
Renee P. Tannenbaum, Pharm.D.	40,000	236,239	276,269
Denelle J. Waynick	40,000	236,239	276,269
Mark Wiggins	40,000	236,239	276,269

(1)
The amounts in this column represent the grant-date fair value of option awards made to each board member during 2021. The applicable grant-date fair value of each option award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718,
Compensation — Stock Compensation
(“ASC 718”) using the Black-Scholes valuation model. For a discussion of the valuation assumptions used, see Note 12 to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Whether, and to what extent, a non-employee
director realizes a financial benefit from the awards will depend on our actual operating performance, stock price fluctuations and the non-employee
director’s continued service on our board.

Zogenix, Inc. | 2021 Form 10-K/A | 28

The aggregate number of shares subject to stock options outstanding at December 31, 2021 for each non-employee
director was as follows:

Name	Number of Securities Underlying Options Outstanding
Louis C. Bock	112,000
James B. Breitmeyer, M.D., Ph.D.	117,625
Cam L. Garner	103,000
Caroline M. Loewy	42,000
Erle T. Mast	134,500
Mary E. Stutts	42,000
Renee P. Tannenbaum, Pharm.D.	66,000
Denelle J. Waynick	42,000
Mark Wiggins	128,250
Equity Compensation Plan Information
The following table summarizes securities available under our equity compensation plans as of December 31, 2021 (in thousands, except per share data).

	(A) Number of Securities To Be Issued Upon Exercise Outstanding Options, Warrants and Rights(2)	(B) Weighted- Average Exercise Price of Outstanding Options, Warrants and Right(3)	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders:
Equity compensation plans approved by security holders (1)(4)	6,921,248	$25.89	6,309,435
Equity compensation plans not approved by security holders (1)	868,735	$28.60	—

Total Equity Incentive Plans(1)	7,789,983		6,914,025

(1)	The material features of our equity incentive plans are more fully described in Note 14 to our consolidated financial statements included in this Annual Report.
(2)	Includes shares subject to outstanding options and RSUs granted under our equity compensation plans.
(3)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(4)
Represents 385,515 shares available for issuance under the Employee Stock Purchase Plan as of December 31, 2021 (all of which were eligible to be purchased during the offering period in effect on such date), and 6,528,510 available for future issuance under our Restated 2010 Equity Incentive Award Plan.

Zogenix, Inc. | 2021 Form 10-K/A | 29

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about the beneficial ownership of our common stock at February 28, 2022 for:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Zogenix, Inc., 5959 Horton Street, Suite 500, Emeryville, California 94608. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us by the stockholders, that each person or group named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 56,228,303 shares of common stock outstanding on February 28, 2022 and the number of shares of common stock that such person or group had the right to acquire within 60 days of that date, including, but not limited to, upon the exercise of stock options. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares Beneficially Owned
Beneficial Owner	Number	Percentage
Blackrock, Inc. (1) 55 East 52nd Street New York, NY 10055	5,734,099	10.2%
Cadian Capital Management, LP and affiliates (2) 535 Madison Avenue 36 th FloorNew York, NY 10022	4,240,846	7.5%

The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	3,958,779	7.0%
Morgan Stanley (4) 1585 Broadway New York, NY 10036	3,696,860	6.6%
RA Capital Management, L.P. and affiliates (5) 200 Berkeley Street 18 th Floor Boston, MA 02116	3,333,700	5.9%
Franklin Resources, Inc.(6) One Franklin Parkway San Mateo, CA 94403	3,210,788	5.8%
Stephen J. Farr, Ph.D. (7)	1,012,771	1.8%
Michael P. Smith (8)	197,364	*
Bradley S. Galer, M.D. (9)	384,886	*
Shawnte M. Mitchell (10)	65,392	*
Ashish M. Sagrolikar (11)	218,123	*
Gail M. Farfel, Ph.D. (12)	282,487	*
Louis C. Bock (13)	110,167	*
James B. Breitmeyer, M.D., Ph.D. (14)	117,042	*
Cam L. Garner (15)	183,010	*
Caroline M. Loewy (16)	30,723	*
Erle T. Mast (17)	119,444	*
Mary E. Stutts (18)	30,723	*
Renee P. Tannenbaum, Pharm.D., MBA (19)	96,734	*
Denelle J. Waynick (20)	31,307	*
Mark Wiggins (21)	128,917	*

All current directors and executive officers as a group (15 persons) (22)	3,009,090	5.1%

Zogenix, Inc. | 2021 Form 10-K/A | 30

1.
Based on information contained in Schedule 13G/A filed with the SEC on January 27, 2022 by Blackrock, Inc. The Schedule 13G, as amended, states that Blackrock, Inc. has sole voting power over 5,402,285 shares and sole dispositive power over all the reported shares.

2.
Based on information contained in Schedule 13G/A filed with the SEC on February 14, 2022 by Cadian Capital Management, LP, Cadian Capital Management GP, LLC and Eric Bannasch (collectively, the “Cadian Advisors”). The Schedule 13G/A states that Cadian Advisors has shared voting and dispositive power over all the reported shares of common stock held by Cadian Master Fund L.P., for which Cadian Capital Management, LP serves as investment adviser. Cadian Capital Management GP, LLC is the general partner of the Cadian Capital Management, LP. Eric Bannasch is the sole managing member of Cadian Capital Management GP, LLC.

3.
Based on information contained in Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group. The Schedule 13G/A states that The Vanguard Group has shared voting power over 42,871 shares of our common stock, sole dispositive power over 3,872,922 shares of our common stock, and shared dispositive power over 85,857 shares of our common stock.

4.
Based on information contained in Schedule 13G/A filed with the SEC on February 11, 2022 by Morgan Stanley. The Schedule 13G/A states that Morgan Stanley has shared voting power over 3,650,913 shares of our common stock, and shared dispositive power over all the reported shares.

5.
Based on information contained in Schedule 13G/A filed with the SEC on February 14, 2022 by, RA Capital Management, L.P. (“RAC Management”), Peter Kolchinsky, Rajeev Shah and RA Capital Healthcare Fund, L.P. The Schedule 13G, as amended, states that RAC Management, Peter Kolchinsky and Rajeev Shah have shared voting and dispositive power over all such shares of common stock held by RA Capital Healthcare Fund, L.P. (the “RAC Fund”) for which RAC Management acts as the general partner. The RAC Fund has delegated to RAC Management the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including all of the reported shares. Dr. Kolchinsky and Mr. Shah are the controlling persons of RA Capital Management GP, LLC, the general partner of RAC Management.

6.
Based on information contained in a Schedule 13G filed on February 3, 2022, by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. The Schedule 13G states that these securities are beneficially owned by one or more open- or closed-end
investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of FRI. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. Franklin Advisers, Inc., one of the subsidiaries of FRI, has sole voting power and sole dispositive power with respect to 3,209,857 shares and Fiduciary Trust International LLC, one of the subsidiaries of FRI, has sole voting and dispositive power with respect to 931 shares.

7.
Includes 892,207 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 28,542 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 92,022 shares held directly by Dr. Farr.

8.
Includes 181,225 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 8,343 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 7,796 shares held directly by Mr. Smith.

9.
Includes 352,954 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 8,968 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 22,964 shares held directly by Dr. Galer.

10.
Includes 61,771 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 3,125 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 496 shares held directly by Ms. Mitchell.

11.
Includes 191,016 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 10,781 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 16,326 shares held directly by Mr. Sagrolikar.

12.
Includes 257,534 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 8,906 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 16,047 shares held directly by Dr. Farfel.

Zogenix, Inc. | 2021 Form 10-K/A | 31

13.	Consists solely of 110,167 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022.
14.	Includes 115,792 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022 and 1,250 shares held directly by Dr. Breitmeyer.
15.
Includes 101,167 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 40,843 shares held by Garner Investments, LLC, an entity Mr. Garner serves as managing member, and 41,000 shares held by Garner Family Trust for which Mr. Garner serves as trustee.

16.	Consists solely of 30,723 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022.
17.	Includes 116,417 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022 and 3,027 shares held directly by Mr. Mast.
18.	Consists solely of 30,723 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022.
19.	Includes 64,167 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022 and 32,567 shares held directly by Dr. Tannenbaum.
20.	Consists solely of 30,723 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022 and 584 shares held directly by Ms. Waynick.
21.	Includes 126,417 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022 and 2,500 shares held directly by Mr. Wiggins.
22.
Includes 2,663,003 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2022, 68,665 shares of common stock issuable upon the vesting of RSUs within 60 days of February 28, 2022 and 277,422 shares beneficially owned by current directors and executive officers.

Zogenix, Inc. | 2021 Form 10-K/A | 32

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions and series of similar transactions, since the beginning of fiscal year 2020, to which we were a party or will be a party, in which:

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
Employment and Release Agreements
We have entered into employment agreements all of our named executive officers. For further information, see “Compensation Discussion and Analysis — Employment Agreements.”
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
Independence of The Board of Directors
As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule
10A-3
under the Exchange Act.
Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of our current directors, other than Stephen J. Farr, Ph.D., our Chief Executive Officer and President, qualifies as an “independent” director within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under Nasdaq rules.

Zogenix, Inc. | 2021 Form 10-K/A | 33

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2021 and 2020 by Ernst & Young LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2021	2020
	(in thousands)
Audit Fees (1)	$2,320	$2,300
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	1	2

Total	$2,321	$2,302

(1)
Audit Fees consist of fees billed for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, review of our quarterly reports on Form
10-Q,
services in connection with securities offerings and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit Related Fees consist of fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred during 2021 or 2020.

(3)	Tax Fees consist of fees for professional services, including tax consulting and compliance performed by Ernst & Young LLP. There were no such fees incurred during 2021 or 2020.
(4)	All Other Fees consist of fees billed in the indicated year for an annual subscription to Ernst & Young LLP’s online resource library.
The audit committee has considered whether the provision of
non-audit
services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.
Pre-Approval
Policies and Procedures
Our audit committee has established a policy that all audit and permissible non-audit
services provided by our independent registered public accounting firm will be pre-approved
by the audit committee, and all such services were
pre-approved
in accordance with this policy during the fiscal years ended December 31, 2021 and 2020. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit
service is compatible with maintaining the independence of our auditors.
Pre-approval
is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval,
and the fees for the services performed to date.

Zogenix, Inc. | 2021 Form 10-K/A | 34

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The financial statements filed as part of this annual report on Form
10-K
are listed in the Index to Consolidated Financial Statements. Certain schedules are omitted because they are not applicable or is because the required information is included in the consolidated financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b) Exhibit Index.

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

2.1†	Sale and Purchase Agreement dated October 24, 2014 by and among the Registrant, Zogenix Europe Limited, Brabant Pharma Limited and Anthony Clarke, Richard Stewart, Ann Soenen-Darcis, Jennifer Watson, Rekyer Securities plc and Aquarius Life Science Limited, as sellers	8-K/A	001-34962	December 23, 2014	10.1

2.2*	Agreement and Plan of Merger, dated August 23, 2019, by and among Zogenix, Inc., Xena Merger Sub, Inc., Modis Therapeutics, Inc. and Shareholder Representative Services, LLC, as the shareholders’ representative	8-K	001-34962	August 26, 2019	2.1

2.3	Agreement and Plan of Merger, dated January 18, 2022, by and among UCB S.A., Zinc Merger Sub, Inc. and Zogenix, Inc.	8-K	001-34962	January 19, 2022	2.1

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-169210	October 27, 2010	3.5

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	November 8, 2012	3.2

3.3	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 10, 2015	3.3

3.4	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34962	August 6, 2019	3.4

3.5	Amended and Restated Bylaws	S-1/A	333-169210	October 27, 2010	3.7

4.1	Form of the Registrant’s Common Stock Certificate	S-1/A	333-169210	November 4, 2010	4.1

4.2	Warrant dated July 18, 2011 issued by the Registrant to Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners II, L.P.)	10-Q	001-34962	August 12, 2011	4.12

4.3	Indenture, dated as of September 28, 2020, between Zogenix, Inc. and U.S. Bank National Association, as trustee	8-K	001-34962	September 28, 2020	4.1

4.4	Form of Global Note representing the 2.75% Convertible Senior Notes due 2027	8-K	001-34962	September 28, 2020	4.1

4.5	Description of Registered Securities	10-K	001-34962	March 2, 2020	4.3

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-169210	October 27, 2010	10.1

10.2#	2006 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1	333-169210	September 3, 2010	10.3

10.3#	2010 Equity Incentive Award Plan, as amended through May 22, 2019	8-K	001-34962	May 22, 2019	10.1

10.4#	2010 Employee Stock Purchase Plan and form of Offering document thereunder	S-1/A	333-169210	October 27, 2010	10.6

10.5#	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Award Plan	10-Q	001-34962	August 8, 2013	10.1

10.6#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Award Plan

10.7#	Employment Inducement Equity Incentive Award Plan and form of stock option agreement thereunder	8-K	001-34962	December 5, 2013	10.1

10.8#	Annual Incentive Plan	10-Q	001-34962	May 11, 2015	10.3

10.9#	Independent Director Compensation Policy as amended and restated effective May 27, 2021	10-Q	001-34962	August 5, 2021	10.1

10.10#	Amended and Restated Employment Agreement, dated April 27, 2015, by and between the Registrant and Stephen J. Farr, Ph.D.	10-Q	001-34962	August 10, 2015	10.4

10.11#	Employment Agreement, dated June 29, 2015, by and between the Registrant and Gail M. Farfel, Ph.D.	10-Q	001-34962	August 10, 2015	10.5

10.12#	Employment Agreement dated December 17, 2013 by and between the Registrant and Bradley S. Galer, M.D.	10-K	001-34962	March 7, 2014	10.44

10.13#	Employment Agreement dated January 16, 2017, by and between the Registrant and Michael P. Smith	10-Q	001-34962	May 4, 2017	10.2

10.14#	Employment Agreement dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2018	10.1

10.15#	Employment Agreement dated April 20, 2020, by and between the Registrant and Shawnte M. Mitchell	10-Q	001-34962	August 6, 2020	10.1

10.16#	Amendment to Employment Agreement, dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2021	10.1

10.17#	Second Amendment to Employment Agreement, dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2021	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

10.18#	Third Amendment to Employment Agreement, dated July 2, 2018, by and between the Registrant and Ashish Sagrolikar	10-Q	001-34962	November 8, 2021	10.3

10.19†	Collaboration and License Agreement dated as of October 23, 2014 by and among The Katholieke Universiteit Leuven, University Hospital Antwerp and Brabant Pharma Limited	10-Q	001-34962	November 6, 2014	10.5

10.20	Lease Agreement, dated October 1, 2018, by and between the Registrant and Emery Station West, LLC	10-K	001-34962	February 28, 2019	10.21

10.21	Controlled Equity Offering Sales Agreement, dated May 10, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-211265	May 10, 2016	1.2

10.22+	Manufacturing and Supply Agreement dated January 31, 2019 by and between Zogenix International Limited and Aptuit (Oxford) Limited	10-Q	001-34962	May 9, 2019	10.1

10.23+	Distributorship Agreement dated March 18, 2019 by and between the Registrant and Nippon Shinyaku Company, Ltd.	10-Q	001-34962	May 9, 2019	10.2

10.24+	Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc. (as successor-in-interest to Meves Pharmaceuticals, LLC), dated September 26, 2016	10-Q	001-34962	November 7, 2019	10.1

10.25+	Amendment No. 1 to Exclusive License Agreement by and between the Trustees of Columbia University and Modis Therapeutics, Inc., dated December 5, 2019	10-K	001-34962	March 2, 2020	10.22

10.26	Supply Agreement, by and between the Registrant and Penn Pharmaceutical Services Limited, trading as PCI Pharma Services, dated July 17, 2019	10-Q	001-34962	November 7, 2019	10.2

10.27+	Collaboration, Option and License Agreement by and between Tevard Biosciences, Inc. and Zogenix, Inc.	10-K	001-34962	March 1, 2022	10.27

21.1	Subsidiaries of the Registrant	10-K	001-34962	March 1, 2022	21.1

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-34962	March 1, 2022	23.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

ZOGENIX INC.

March 7, 2022	By:	/s/ STEPHEN J. FARR, PH.D.
Stephen J. Farr, Ph.D.
President and Chief Executive Officer

March 7, 2022	By:	/s/ MICHAEL P. SMITH
Michael P. Smith
Executive Vice President, Chief Financial Officer and Treasurer